Form 10-Q
period 2000-03-31
NYMEX HOLDINGS INC
filed 2000-06-26
CIK 1105018

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                              NYMEX HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                       13-4098266
 (STATE OR OTHER JURISDICTION             (COMMISSION                  (I.R.S. EMPLOYER
      OF INCORPORATION OR                FILE NUMBER)               IDENTIFICATION NUMBER)
         ORGANIZATION)

  ONE NORTH END AVENUE, WORLD FINANCIAL CENTER, NEW YORK, NEW YORK 10282-1101
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 299-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]     No [X]

     As of June 26, 2000, no shares of the registrant's common stock were outstanding. As described in this report, the registrant and its wholly-owned subsidiary, New York Mercantile Exchange, Inc., will succeed to the business and operations of the New York Mercantile Exchange upon consummation of a demutualization of the New York Mercantile Exchange. Upon consummation of the demutualization, the registrant will have 816 shares of common stock outstanding, none of which will be listed for trading on any stock exchange or included in any automated quotation system. The registrant's subsidiary, New York Mercantile Exchange, Inc., will have 816 class A memberships, representing trading privileges, and 1 class B membership, representing all of the economic rights and substantially all of the voting power, in New York Mercantile Exchange, Inc. outstanding upon completion of the demutualization. The common stock of the registrant and the class A memberships will be held by the former members of the New York Mercantile Exchange. The class B membership will be held by the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I:   FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    3
          Unaudited Condensed Consolidated Statements of Income and
            Members' Equity for the Three Months Ended March 31, 2000
            and March 31, 1999........................................    3
          Unaudited Condensed Consolidated Balance Sheets at March 31,
            2000 and December 31, 1999................................    4
          Unaudited Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2000 and March 31,
            1999......................................................    5
          Notes to Unaudited Condensed Consolidated Financial
            Statements for the Three Months Ended March 31, 2000 and
            March 31, 1999............................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   16

Item 2.   Changes in Securities.......................................   16

Item 3.   Defaults Upon Senior Securities.............................   16

Item 4.   Submission of Matters to a Vote of Security Holders.........   16

Item 5.   Other information...........................................   16

Item 6.   Exhibits and Reports on Form 8-K............................   16

Signature.............................................................   17

     PRELIMINARY STATEMENT: A registration statement on Form S-4 with respect to the registrant's common stock was declared effective on May 12, 2000. Until consummation of the demutualization transaction described therein, the registrant has no material operations or assets. The information contained in this Form 10-Q is presented with respect to the New York Mercantile Exchange and its subsidiaries (collectively, the "Exchange"), a New York not-for-profit corporation. Upon consummation of the demutualization transaction, the registrant and its subsidiaries will assume all of the assets, liabilities, rights and obligations of the Exchange.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND MEMBERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
              (IN THOUSANDS, EXCEPT PER NYMEX MEMBERSHIP AMOUNTS)

                                                               MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                              -----------   -----------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee rebates
     of $3,299 in 2000 and $3,017 in 1999...................    $25,148       $25,133
  Market data fees..........................................      8,338         8,859
  Other, net of rebates of $446 in 2000 and $531 in 1999....      1,151         1,106
                                                                -------       -------
          Total operating revenues..........................     34,637        35,098
                                                                -------       -------
OPERATING EXPENSES:
  Salaries and employee benefits............................     11,609        11,223
  Professional services.....................................      4,147         1,953
  General and administrative................................      3,965         3,327
  Rent and facility.........................................      3,657         2,838
  Telecommunications, equipment rentals and maintenance.....      3,428         3,832
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................      3,222         2,857
  Amortization of goodwill..................................        538           538
  Marketing.................................................        495           475
  Other.....................................................        979         1,017
                                                                -------       -------
          Total operating expenses..........................     32,040        28,060
                                                                -------       -------
INCOME FROM OPERATIONS......................................      2,597         7,038
OTHER INCOME (EXPENSES):
  Investment income, net....................................      2,283         1,323
  Interest expense..........................................     (1,928)       (1,926)
                                                                -------       -------
INCOME BEFORE PROVISION FOR INCOME TAXES....................      2,952         6,435
PROVISION FOR INCOME TAXES..................................      1,417         3,089
                                                                -------       -------
NET INCOME..................................................      1,535         3,346
MEMBERS' EQUITY, BEGINNING OF YEAR..........................     93,202        86,233
LESS NET TRANSFER TO MEMBERS' RETENTION PROGRAM:
  NYMEX Division............................................       (490)         (253)
  COMEX Division............................................       (254)         (110)
                                                                -------       -------
MEMBERS' EQUITY, END OF PERIOD..............................    $93,993       $89,216
                                                                =======       =======
Earnings per NYMEX membership (based on 816 NYMEX Division
  memberships)..............................................    $ 1,881       $ 4,100
                                                                =======       =======

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000         1999(1)
                                                              -----------   ------------
ASSETS
Cash and cash equivalents...................................   $ 33,461       $ 36,592
Marketable securities, at market (cost of $90,743 at March
  31, 2000 and $80,905 at December 31, 1999)................     92,144         76,992
Clearing and transaction fees receivable....................      9,440         14,421
Market data fees receivable.................................      4,465          4,647
Prepaid taxes and other current assets......................      8,073          8,857
                                                               --------       --------
          Total current assets..............................    147,583        141,509
Property and equipment, net.................................    227,003        228,613
Goodwill, net...............................................     20,097         20,635
Other assets................................................      1,719          1,737
                                                               --------       --------
TOTAL ASSETS................................................   $396,402       $392,494
                                                               ========       ========
LIABILITIES AND MEMBERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................   $ 11,646       $ 12,053
Accrued interest payable....................................      3,840          1,920
Accrued salaries and related liabilities....................      2,814          2,848
Deferred credit -- grant for building construction..........      2,145          2,145
Other current liabilities...................................      3,430          1,874
                                                               --------       --------
          Total current liabilities.........................     23,875         20,840
Deferred income taxes.......................................     12,568         12,568
Postemployment and postretirement benefits..................      6,931          6,770
Notes payable...............................................    100,000        100,000
Deferred credit -- grant for building construction..........    120,643        121,179
Subordinated commitment -- members' retention program.......     38,392         37,935
                                                               --------       --------
          Total liabilities.................................    302,409        299,292
COMMITMENTS AND CONTINGENCIES (See Note 6)
MEMBERS' EQUITY.............................................     93,993         93,202
                                                               --------       --------
TOTAL LIABILITIES AND MEMBERS' EQUITY.......................   $396,402       $392,494
                                                               ========       ========

---------------
(1) The amounts as of December 31, 1999 have been derived from the audited consolidated financial statements of the New York Mercantile Exchange and its subsidiaries.

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                               MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  1,535       $ 3,346
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........      3,222         2,857
     Amortization of goodwill...............................        538           538
       Net changes in operating assets and liabilities:
       (Increase) decrease in marketable securities:
          Corporate funds...................................    (12,600)        1,420
          Members' retention funds..........................     (2,552)        1,106
       Decrease (increase) in clearing and transaction fees
        receivable..........................................      4,981        (3,745)
       Decrease (increase) in market data fees receivable...        182          (451)
       Decrease (increase) in prepaid taxes and other
        current assets......................................        784        (1,117)
       (Decrease) increase in accounts payable and accrued
        liabilities.........................................       (407)        4,326
       Increase in accrued interest payable.................      1,920         1,920
       (Decrease) increase in accrued salaries and related
        liabilities.........................................        (34)          605
       Increase in other current liabilities................      1,556         1,539
       Increase in postemployment and postretirement
        benefits............................................        161           169
                                                               --------       -------
       Net cash (used in) provided by operating
        activities..........................................       (714)       12,513
                                                               --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (2,148)       (3,098)
  Decrease in other assets..................................         18            84
                                                               --------       -------
       Net cash used in investing activities................     (2,130)       (3,014)
                                                               --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions under NYMEX Division members' retention
     program................................................       (287)           --
                                                               --------       -------
       Cash used in financing activities....................       (287)           --
                                                               --------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (3,131)        9,499
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     36,592        14,353
                                                               --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 33,461       $23,852
                                                               --------       -------
SUPPLEMENTAL INFORMATION
  Cash paid for:
     Interest...............................................   $     --       $    --
                                                               ========       =======
     Income taxes...........................................   $     --       $    --
                                                               ========       =======
  Noncash members' equity transaction -- transfer to
     subordinated commitment -- members' retention program:
     NYMEX Division.........................................   $    490       $   253
                                                               ========       =======
     COMEX Division.........................................   $    254       $   110
                                                               ========       =======

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2000 AND 1999

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The accompanying unaudited condensed consolidated financial statements of the New York Mercantile Exchange and its subsidiaries (collectively, the "Exchange") have been prepared in accordance with Accounting Principles Board Opinion No. 28 and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). These are unaudited condensed consolidated financial statements and do not include all necessary disclosures required for complete financial statements.

     In the opinion of the Exchange's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Exchange's financial position as of March 31, 2000 and its results of operations and cash flows for the three month interim periods ended March 31, 2000 and 1999. Interim period operating results may not be indicative of the operating results for a full year. This information should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998 and for each year in the three-year period ended December 31, 1999, 1998 and 1997.

     Accounting principles generally accepted in the United States of America require that management make estimates and assumptions that affect the amounts reported in these statements and accompanying notes. These estimates and assumptions are based on judgement and available information and, consequently, actual results could be materially different from these estimates.

     For a summary of significant accounting policies (which have not significantly changed from
December 31, 1999 -- see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 1999 financial statements.

2.  NEW ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. Generally, once the capitalization criteria of this SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. Beginning in 1999, the Exchange capitalized certain development and implementation costs. The Exchange capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Exchange and its estimated useful life. The total amount of internally developed software costs capitalized was $1.1 million for each of the three months ended March 31, 2000 and 1999, respectively. All capitalized internally developed software costs are amortized using the straight-line method over the estimated useful lives, not exceeding five years. Prior to 1999, all costs associated with internally developed software were expensed.

3.  SEGREGATED FUNDS

     The Exchange is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Exchange as margin for house and customer accounts; such assets belong to members and thus are not included in the accompanying unaudited condensed consolidated financial statements. At March 31, 2000 and 1999, $15,499 and $1,200,592 of cash, $3,695,342,300 and $2,512,948,700 of U.S. Treasury obligations, and $25,540,000 and $19,800,000 of U.S. Treasury bills purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division of the Exchange. In addition, at March 31, 2000 and 1999, the NYMEX Division held irrevocable letters of credit amounting to $193,650,000 and $102,250,000, respectively, which are used by members to meet their obligations to the Exchange for margin requirements on both open futures and options positions, as well as delivery obligations in lieu of depositing cash and/or securities. The Exchange invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the member firms depositing such securities.

     At March 31, 2000 and 1999, the segregated funds of the Exchange's COMEX Division consisted of $2,786,455 and $325,238 in cash, $1,025,580,000 and
$552,362,750 in U.S. Treasury bills, and $8,435,000 and $5,200,000 of U.S.
Treasury bills purchased under agreements to resell, respectively. The COMEX Division also holds irrevocable letters of credit aggregating $85,050,000 and $44,250,000 as of March 31, 2000 and 1999, respectively.

4.  GUARANTY FUND

     Each clearing member is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX Division and/or COMEX Division). Separate and distinct Guaranty funds, held by the Exchange, are maintained for the NYMEX and COMEX Divisions. These funds may be used by the Exchange for any loss sustained by the Exchange as a result of the failure of a clearing member to discharge their obligations.

     At March 31, 2000 and 1999, the total deposits maintained in the NYMEX Division Guaranty Fund were $81,672,950 and $80,513,950, respectively. At March 31, 2000 and 1999, the total deposits for the COMEX Division Guaranty Fund were $79,119,500 and $74,652,962, respectively.

5.  SEGMENT REPORTING

     The Exchange has two operating segments: the NYMEX Division providing futures and options trading of energy product contracts and platinum group metals contracts, and the COMEX Division, providing futures and options trading of precious metals contracts, copper and aluminum contracts, and FTSE Eurotop 100(R) and FTSE Eurotop 300(R) stock index futures and options contracts. A summary of operating revenues by business segment follows (in thousands):

                                                               NYMEX     COMEX     TOTAL
                                                              -------   -------   -------
Three Months Ended March 31, 2000
OPERATING REVENUES:
  Clearing and transaction fees
    Regular trading hours (1)...............................  $21,105   $ 5,565   $26,670
    NYMEX ACCESS(R)(2)......................................   1,530        247     1,777
  Market data fees..........................................   4,469      3,869     8,338
  Other.....................................................  1,130..        21     1,151
  Member fee rebates........................................  (3,299)       N/A    (3,299)
                                                              -------   -------   -------
         Total operating revenues...........................  $24,935   $ 9,702   $34,637
                                                              =======   =======   =======
Three Months Ended March 31, 1999
OPERATING REVENUES:
  Clearing and transaction fees
    Regular trading hours (1)...............................  $19,923   $ 6,286   $26,209
    NYMEX ACCESS(R) (2).....................................   1,734        207     1,941
  Market data fees..........................................   4,828      4,031     8,859
  Other.....................................................   1,070         36     1,106
  Member fee rebates........................................  (3,017)       N/A    (3,017)
                                                              -------   -------   -------
         Total operating revenues...........................  $24,538   $10,560   $35,098
                                                              =======   =======   =======

     (1) Clearing and transaction fees generated from trading on the open outcry system during regular trading hours.

     (2) Clearing and transaction fees generated from trading on the NYMEX ACCESS(R) system.

6.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Exchange is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of litigation and legal proceedings to which the Exchange is a party as of March 31, 2000 that could have a material adverse effect on our business, operating results or financial condition. While the ultimate result of the proceedings against the Exchange cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Exchange has been named as a defendant in the following legal actions:

     - Ricky Barnes v. New York Mercantile Exchange, Commodity Exchange, Inc., A.J. Contracting Company, Inc., and Zwicker Electric Company, Inc.. This action is pending in New York State Supreme Court (New York County). The Exchange was served with the summons and complaint on or about March 4, 1998. This is a personal injury case that relates to the construction of One North End. Plaintiff, an employee of Forest Datacom Services, Inc., a subcontractor of A.J. Construction, alleges that he was injured on December 17, 1996 while working at the One North End construction site. Plaintiff seeks $10,000,000 in compensatory damages. The Exchange and the Commodity Exchange, Inc. are represented by insurance counsel. The case is currently in discovery.

     - Electronic Trading Systems Corporation v. The Board of Trade of the City of Chicago, New York Mercantile Exchange, Cantor Fitzgerald, L.P. and the Chicago Mercantile Exchange. This action is pending in United States District Court for the Northern District of Texas (Dallas Division). The Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Letters Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that defendants are infringing this patent through use of their respective electronic trading systems. Plaintiff seeks an unspecified amount of royalties. The Exchange is providing its own defense to this action. The Exchange has filed motion to sever and transfer venue to the Southern District of New York. Cantor Fitzgerald, L.P. has settled this lawsuit and is no longer a party to this action. This case is in discovery.

     - Phillip Petruzzi and Joann Petruzzi v. New York Mercantile
       Exchange. This action is pending in New York State Supreme Court (New York County). The Exchange was served with the summons and complaint on or about October 13, 1998. This is a personal injury claim that relates to plaintiff's trading activity when the Exchange was located at 4 World Trade Center. Plaintiff, an Exchange member, alleges that he was injured on July 23, 1993 while trading in the Natural Gas Ring. Plaintiff seeks $10,750,000 in compensatory damages and $10,000,000 in punitive damages. The Exchange is represented by insurance counsel on the compensatory damages portion of the claims and has retained counsel to represent it on the punitive damages claim. The case is still in discovery. The Exchange's motion to dismiss punitive damages was served on March 17, 2000.

     - Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). The Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with the Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The Exchange has retained counsel to defend it in this matter. The case is in discovery.

     - George Scivoletti and Maryanne Scivoletti v. New York Mercantile Exchange, Commodities Exchange Center, Inc., Cushman & Wakefield, Inc., Paris Maintenance, Inc., A.J. Construction of New York, Inc. and Space/Management Programs, Inc.. This action is pending in United States District Court for the Southern District of New York. The summons and complaint were filed on or about February 2, 1998. This is a personal injury case that related to plaintiff's trading activity at the Exchange's One North End trading facility. Plaintiff alleges that on July 10, 1997 he was injured while trading in the Natural Gas Ring. Plaintiffs seek a total of $30,000,000 in compensatory damages against defendants. The Exchange is represented by insurance counsel. This action was discontinued without prejudice pursuant to a stipulation of discontinuance on September 2, 1999. The parties have agreed to the refiling of this action in the Supreme Court of the State of New York, County of New York.

     - Robert Teofrio and Susan Teofrio v. New York Mercantile Exchange, Turner Construction and A.J. Construction of New York. This action is pending in New York State Supreme Court (New York County). The Exchange was served with the summons and complaint on or about July 20, 1998. This is a personal injury case that relates to plaintiff's involvement in the construction of One North End. Plaintiff is an ironworker employed by Diamond Installations, a subcontractor of Turner Construction. Plaintiff alleges that he was injured on September 11, 1996, while working at the One North End construction site. Plaintiff seeks a total of $11,000,000 in compensatory damages. The Exchange is represented by insurance counsel. This case is in discovery.

     - Western Capital Design, LLC On Its Own Behalf of those similarly situated
       v. New York Mercantile Exchange and John Does "1-50." This action is pending in New York District Court for the Southern District of New York. The Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by the Exchange and Exchange members regarding the execution of heating oil and natural gas options. Plaintiff alleges that the prices it was charged for heating oil and natural gas options were improper and that these improper transactions affected the market price at which plaintiff transacted its trading. Plaintiff seeks compensatory damages and $75,000,000 in punitive damages. The Exchange has retained counsel to represent it in this matter. This action was commenced in State Court in Florida. It was removed to Federal Court by notice of removal filed March 8, 1999. Venue was transferred to the Southern District of New York by an order dated May 11, 1999. The Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. The Exchange was served with an amended complaint on or about April 26, 2000. On May 12, 2000, the Exchange served a motion to dismiss the amended complaint.

     - John Donnellan v. New York Mercantile Exchange, Turner Construction Company, LaStrada General Construction Corp. and the Faraday Company, Ltd. This action is pending in New York State Supreme Court (New York County). The complaint was filed on February 25, 1999. This is a personal injury case that relates to the construction of the One North End Avenue facility. Plaintiff alleges that he was injured on February 28, 1996 while working at the One North End construction site. LaStrada General Construction Corp. is a subcontractor of Turner. Although the complaint alleges that the Faraday Company, Ltd. is a subcontractor of LaStrada, the Exchange has no record of Faraday's relationship to LaStrada. Plaintiff seeks $25,000,000 in compensatory damages. The Exchange served its answer to the complaint on June 5, 2000.

7.  SUBSEQUENT EVENT

     On June 20, 2000, the NYMEX Division members voted and approved the Exchange's plan. In particular, the demutualization transaction will entail a two-step merger process: first merging NYMEX into a newly formed Delaware non-stock corporation ("NYMEX Exchange") and second, NYMEX Exchange will merge with a subsidiary, named NYMEX Merger Sub, Inc., of a newly formed, stock holding company also organized under Delaware law that will be named NYMEX Holdings, Inc. ("NYMEX Holdings"). NYMEX Exchange will survive this merger and become a wholly owned subsidiary of NYMEX Holdings. As a result, NYMEX Holdings will own all of the equity of NYMEX Exchange and current NYMEX Division members will receive all of the stock of NYMEX Holdings, while retaining their trading privileges in NYMEX Exchange. In the first merger, each NYMEX member will receive one Class A membership and one Class B membership in NYMEX Exchange for each NYMEX Division membership that the member owns. The Class A membership represents the trading privileges associated with a NYMEX Division membership. The Class B membership represents an economic interest in NYMEX Exchange -- a right to dividends and liquidation proceeds. In the second merger, each member's Class B membership will be exchanged for one share of common stock in NYMEX Holdings. NYMEX Holdings' interest in its subsidiary will be converted into the sole outstanding Class B membership in NYMEX Exchange. The demutualization transaction is subject to the Exchange's receipt of appropriate "contract market" designations from the Commodity Futures Trading Commission and a favorable ruling from the Internal Revenue Service regarding certain federal income tax aspects of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER NYMEX DIVISION MEMBERSHIP AND STATISTICAL DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Exchange during the first three months ended March 31, 2000. This discussion is provided to increase understanding of, and should be read in conjunction with, the unaudited condensed Consolidated Financial Statements, accompanying notes and tables included in this quarterly report.

OVERVIEW

     Founded in 1872, the Exchange, based in New York City, New York, is the largest commodity exchange for trading energy futures and options contracts, including contracts for crude oil, natural gas, heating oil, unleaded gasoline, propane and electricity, based upon data reported by the Futures Industry Association. The Exchange is also the second largest commodity exchange for trading platinum group metals contracts, including futures contracts for platinum and palladium and options contracts for platinum. Through the Exchange's subsidiary, Commodity Exchange, Inc., also known as COMEX, the Exchange is the largest commodity exchange for trading precious metals futures and options contracts, including contracts for gold and silver, based upon data reported by the Futures Industry Association. COMEX also provides for trading copper and aluminum futures and options contracts, FTSE Eurotop 100(R) stock index futures and options and FTSE Eurotop 300(R) stock index futures. The FTSE Eurotop(R) contracts are based on an index designed to measure the collective performance of a sector of the European equities market.

DEMUTUALIZATION

     On May 12, 2000, the Exchange's plan to demutualize and convert from a non-stock New York corporation to a Delaware stock corporation was declared effective by the Securities and Exchange Commission.

     On June 20, 2000, the NYMEX Division members voted and approved the Exchange's plan. In particular, the demutualization transaction will entail a two-step merger process: first merging NYMEX into a newly formed Delaware non-stock corporation ("NYMEX Exchange") and second, NYMEX Exchange will merge with a subsidiary, named NYMEX Merger Sub, Inc., of a newly formed, stock holding company also organized under Delaware law that will be named NYMEX Holdings, Inc. ("NYMEX Holdings"). NYMEX Exchange will survive this merger and become a wholly owned subsidiary of NYMEX Holdings. As a result NYMEX Holdings will own all of the equity of NYMEX Exchange and current NYMEX Division members will receive all of the stock of NYMEX Holdings, while retaining their trading privileges in NYMEX Exchange. In the first merger, each NYMEX member will receive one Class A membership and one Class B membership in NYMEX Exchange for each NYMEX Division membership that the member owns. The Class A membership represents the trading privileges associated with a NYMEX Division membership. The Class B membership represents an economic interest in NYMEX Exchange -- a right to dividends and liquidation proceeds. In the second merger, each member's Class B membership will be exchanged for one share of common stock in NYMEX Holdings. NYMEX Holdings' interest in its subsidiary will be converted into the sole outstanding Class B membership in NYMEX Exchange. The demutualization transaction is subject to the Exchange's receipt of appropriate "contract market" designations from the Commodity Futures Trading Commission and a favorable ruling from the Internal Revenue Service regarding certain federal income tax aspects of the transaction.

RESULTS OF OPERATIONS

     The Exchange reported net income of $1,535, (which was $1,881 per NYMEX Division membership,) down $1,811 or a 54% decrease as compared to the same quarter in 1999. The increase in professional fees incurred in connection with the demutualization and the upgrading of the Exchange's electronic trading system were the primary components of the decrease in net income for the first quarter 2000. The following components of net income make up the major changes occurring in the first quarter of 2000 versus the comparable quarter in 1999:

  Revenues

     Total operating revenues were $34,637 in the first quarter of 2000, down $461 from the same period in 1999.

     Clearing and transaction fees represent the core business of the Exchange and fluctuate with volume. Changes in volume are effected by external factors such as:

     - fluctuation in supply and price levels of the underlying commodities

     - market perception of stability in the commodities and financial markets

     - the level and volatility of interest rates

     - national and international economic and political conditions

     In the first quarter of 2000, clearing and transaction fees were $25,148 compared to $25,133 in the comparable 1999 quarter. This slight increase primarily reflected higher trading volume, particularly in the unleaded gasoline contracts. This increase in trading activity was offset by a reduction in the average fee rate per contract due to more trades being executed at the lower member fee rates.

     The NYMEX Division clearing and transaction fee revenues were $19,336 in the first quarter of 2000, up 4% from the 1999 comparable period. Trading volume in the unleaded gasoline contracts increased by 21.1%, and trading in crude oil contracts increased by 11.5%, both of which reflect the underlying volatility in these commodities and the recent cuts in oil production by OPEC. Natural gas, the NYMEX Division's second largest traded contract, experienced a moderate increase of 5% in the first quarter. Management expects this trading volume to increase in the second quarter, as energy consumption traditionally increases during the summer months.

     In general, any contract which experiences a significant trading increase also experiences a change in the ratio of member trades versus non-member trades. During the first quarter of 2000, changes in the ratio previously described resulted in a lower average price per contract as member trades were billed at reduced rates.

     The COMEX Division clearing and transaction fee revenues were $5,812 in the first quarter of 2000, down 10% from the 1999 period. Silver, COMEX's second largest traded contract, experienced a significant decrease in trading volume of 21.7%. This decrease was the result of low volatility in the silver commodity market during the first quarter 2000. Activity in the gold contract remained stable with only a slight increase of 1.3% over the prior year's period.

     Market data fees experienced a 6% decline to $8,338 in the first quarter of 2000, compared with $8,859 in the first quarter of 1999. Overall terminal usage decreased by 7% for the NYMEX Division and 4% for the COMEX Division due to consolidation in the subscriber base for market data services.

Operating Expenses

     Total operating expenses were $32,040 in the first quarter of 2000, up 14.2% from the comparable period in 1999. A significant portion of the $3,980 increase versus that of the first quarter of 1999 reflected the Exchange's considerable investments in its electronic trading system, as well as the costs associated with demutualization.

     Salaries and employee benefits in the first quarter of 2000 were $11,609, up 4% from the comparable period in 1999. Overtime charges incurred during the first weeks of 2000 for Y2K issues, as well as a slight increase in the total number of Exchange employees, were the main reasons for this $386 increase.

     General and administrative expenses were up $638, a 19% increase versus that of the first quarter of 1999. Filing fees paid to the Securities and Exchange Commission for filings related to the Exchange's demutualization plan, as well as significant increases in new agreements for software licensing expenses, which were up 30%, were the primary reasons for the increase.

     Professional services expenses were $4,147 during the first quarter of 2000, a 112% increase over the first quarter of 1999. Legal fees, representing the major portion of the increase, were up by $1,100, primarily as a result of the Exchange's demutualization effort. Consulting fees also added to the professional services expense increase by $600. This increase was primarily for the costs incurred during the post-implementation phase of the new electronic trading system. Expenses for professional services are expected to increase significantly during the year 2000 as the Exchange concentrates its efforts on an e-commerce business development plan.

     Rent and facility expenses increased by 29% to $3,657 during the first quarter of 2000 compared to the same quarter ended in 1999. A new cleaning contract which began in the third quarter of 1999 for the One North End facility increased custodial and janitorial costs by 32%. This, together with increased repairs and maintenance costs associated with Y2K readiness, make up the significant portions of the rent and facility expense increase.

     Telecommunications, equipment rentals and maintenance decreased by 11% to $3,428 during the first quarter of 2000 compared to the comparable 1999 quarter. The primary reason for this decrease was due to terminal charges for the new NYMEX ACCESS(R) system, which were less than for the old NYMEX ACCESS(R) system used during the first quarter of 1999. This trend should continue throughout the 2000 fiscal year.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by 13% to $3,222 in the first quarter of 2000 when compared to the comparable 1999 quarter. This increase, which is expected to continue throughout the 2000 fiscal year, is primarily the result of amortization expense on internally developed software costs. These costs were incurred on software development projects that were put into service during the fourth quarter of 1999. There was no amortization expense on these projects during the first quarter of 1999.

Other Income

     Investment income, net of advisory fees, increased by 73% during the first quarter of 2000 when compared to the comparable quarter in 1999. Interest income accounted for $594, more than 60% of the increase, which was caused by higher interest rates during the first quarter of 2000. Unrealized gains on new equity holdings during the first quarter accounted for a large part of the remaining increase. The Exchange changed its investment strategy and began investing in equities towards the end of 1999.

FINANCIAL CONDITION AND CASH FLOWS

Liquidity and Capital Resources

     The Exchange has made, and expects, to make significant investments to fund its future growth and increase membership value. A total of $2,148 was spent on capital expenditures during the first quarter of 2000 as the Exchange continues to update its technology on the trading floor. Of these capital expenditures, $1,100 was used for development of internally used software. The Exchange had $125,605 in cash, cash equivalents and marketable securities at March 31, 2000.

Cash Flows

(in thousands)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
Net cash (used in) provided by:
  Operating activities......................................  $  (714)         $12,513
  Investing activities......................................   (2,130)          (3,014)
  Financing activities......................................     (287)               0
                                                              -------          -------
Net change in cash and cash equivalents.....................  $(3,131)         $ 9,499
                                                              =======          =======

Working Capital

(in thousands)

                                                            AT MARCH 31,   AT DECEMBER 31,
                                                                2000            1999
                                                            ------------   ---------------
Current assets............................................    $147,583        $141,509
Current liabilities.......................................      23,875          20,840
                                                              --------        --------
  Working capital.........................................    $123,708        $120,669
                                                              ========        ========
Current ratio.............................................      6.18:1          6.79:1

     Current assets increased by $6,074 from year-end 1999, which was primarily attributable to net income before depreciation and amortization offset by capital expenditures. The primary changes in current assets consisted of an increase of $15,152 in marketable securities, offset by declines of $4,981 in clearing and transaction fees receivable, and $3,131 in cash and cash equivalents. The decline in receivables was attributable to collection of higher year-end balances. The decrease in cash and cash equivalents was due to maturing year-end repurchase agreements. These proceeds were reinvested in marketable securities.

     Current liabilities increased by $3,035 with increases in other current liabilities of $1,556 and $1,920 in accrued interest payable offset by a decline in accounts payable and accrued liabilities of $407. The increase in other current liabilities was primarily attributable to liabilities for unearned revenue for trading floor fees such as booth license fees, clerk fees, etc. Accrued interest payable, which represents interest due on the private placement bonds, increased by an additional three months of interest, since interest is paid semi-annually, in April and October. Interest payments on the private placement bonds are paid from cash flows from operations.

Future Cash Requirements

     As of March 31, 2000, the Exchange had long-term debt of $100 million. This debt consisted of the following:

     - $31 million of 7.48% notes with an eleven-year principal payout beginning in 2001.

     - $54 million of 7.75% notes with an eleven-year principal payout beginning in 2011.

     - $15 million of 7.84% notes with a five-year principal payout beginning in 2022.

     The Exchange would incur a redemption premium should it choose to pay off any series issue prior to its maturity. These notes contain limitations on the Exchange's ability to incur additional indebtedness.

     The Exchange expects to meet short-term liquidity requirements, such as operating expenses, from its net cash flows from operations. The Exchange expects to meet long-term liquidity requirements, such as scheduled debt maturities, investments in facilities and technologies, and new strategic initiatives from available working capital, issuances of short-term or long-term debt and, if the common stock of NYMEX Holdings, Inc. and membership interests of New York Mercantile Exchange, Inc. are unstapled, additional equity issuances by NYMEX Holdings.

RECENT DEVELOPMENTS

     In May 2000, the Exchange approved a plan to develop an e-commerce business plan. The Exchange will seek to develop this endeavor, known as eNYMEX, into the premier, global exchange for over-the-counter forward trading and clearing of a wide range of standardized physical commodity products.

     The Exchange plans to use its proven clearing infrastructure to introduce complete counter-party risk management for over-the-counter trading, and create net margining with Exchange futures markets by calculating a consolidated clearing position. It is currently intended that eNYMEX will provide a single, internet-based interface to both the over-the-counter market and the Exchange futures market by routing futures orders to the trading floor or to the NYMEX ACCESS(R) electronic trading system, depending on the time of the trading session.

     The Exchange's vision also includes pursuing strategic partnerships through which eNYMEX would provide clearing services to external organizations and create a credit structure that will permit floor members to participate in over-the counter markets. It is anticipated that funding during the next two business quarters for this venture will come from cash flows from operations, as well as existing funds.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Exchange has tried, wherever possible, to identify such statements by using words such as "anticipate," "believes", "expects", and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Exchange's failure to continue to develop and market a new electronic trading system, competitive pressures, failure to obtain or protect intellectual property rights, the Exchange's ability to attract and retain key personnel, legal, political and economic changes and other risks, uncertainties and factors discussed in the Exchange's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Management is responsible for the preparation, integrity and objectivity of the condensed consolidated financial statements and the other financial information contained in this quarterly report. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America considered by management to present fairly the Exchange's financial position, results of operations and cash flows. These condensed consolidated financial statements include some amounts that are based on management's best estimates and judgements, giving due consideration to materiality.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Exchange's marketable securities, excluding equity securities, including expected principal cash flows for the years 2000 through 2005 and thereafter (in thousands).

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                               AT MARCH 31, 2000

                                                                                                          TOTAL     FAIR MARKET
                                                                                                        PRINCIPAL   VALUE AS OF
                                                                                                          CASH       MARCH 31,
                                      2000       2001       2002       2003       2004     THEREAFTER     FLOWS         2000
                                    --------   --------   --------   --------   --------   ----------   ---------   ------------
Government Bonds, Federal Agency
  Issues..........................   $   --    $    --     $   --     $   --    $   992     $   1,975    $ 2,967      $ 2,960
Weighted average interest rate....       --         --         --         --       6.50%         4.63%
U.S. Treasury issues..............       --     10,200         --         --      5,916           974     17,090       17,474
Weighted average interest rate....       --       5.88%        --         --       5.88%         6.00%
Municipal Bonds...................    4,368      2,286      3,626      2,393     10,273        42,903     65,849       66,609
Weighted average interest rate....     4.99%      6.66%      5.89%      4.65%      5.74%         5.03%
                                     ------    -------     ------     ------    -------     ---------    -------      -------
Total Portfolio, excluding equity
  securities......................   $4,368    $12,486     $3,626     $2,393    $17,181     $  45,852    $85,906      $87,043
                                     ======    =======     ======     ======    =======     =========    =======      =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 1999

                                                                                                                     FAIR MARKET
                                                                                                                     VALUE AS OF
                                                                                                   TOTAL PRINCIPAL   DECEMBER 31,
                                 2000       2001       2002       2003       2004     THEREAFTER     CASH FLOWS          1999
                               --------   --------   --------   --------   --------   ----------   ---------------   ------------
Government Bonds, Federal
  Agency Issues..............  $ 2,157     $  --      $2,351      $ --     $   992     $      --       $ 5,500         $ 5,518
Weighted average interest
  rate.......................     2.50%       --        5.50%       --        6.50%           --            --              --
U.S. Treasury issues.........   10,199        --          --        --       3,948           974        15,121          15,092
Weighted average interest
  rate.......................     4.45%       --          --        --        5.88%         6.00%           --              --
Municipal Bonds..............    2,959        95       3,946       898       7,352        43,012        58,262          54,319
Weighted average interest
  rate.......................     4.37%     3.57%       5.53%     4.50%       5.88%         4.80%           --              --
                               -------     -----      ------      ----     -------     ---------       -------         -------
Total Portfolio, excluding
  equity securities..........  $15,315     $  95      $6,297      $898     $12,292     $  43,986       $78,883         $74,929
                               =======     =====      ======      ====     =======     =========       =======         =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Exchange invests primarily in fixed income securities. Marketable securities bought by the Exchange are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the periods ended March 31, 2000 and December 31, 1999, the Exchange had net investment income of $2.3 million and $3.9 million, respectively. Accordingly, a substantial portion of the Exchange's income depends upon its ability to continue to invest monies in these instruments, prevailing interest rates and market prices. The fair value of these securities at March 31, 2000 and December 31, 1999 was $92 million and $77 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $9.2 million and $7.7 million loss for March 31, 2000 and December 31, 1999, respectively. The Exchange also invests in U.S. government securities and repurchase agreements and maintains interest bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the consolidated financial statements.

     Debt. The interest rate on the Exchange's long-term indebtedness is a weighted average fixed rate of 7.68%. The Exchange's fixed rate debt is exposed to the risk that the fair market value of its debt will increase in a declining interest rate environment. This would result in the Exchange paying a redemption premium if it should choose to refinance this debt. Management has not deemed it necessary to employ any market or interest risk management strategies, such as interest rate swap agreements. In the future, as the Exchange pursues its market strategy, it may become subject to a higher degree of interest rate sensitivity if it is required to borrow at higher or at variable rates. This could significantly increase the Exchange's future sensitivity to interest rate fluctuations and materially affect, in a negative manner, the Exchange's future financial position and results of operations. There have been no material changes in the Exchange's outstanding debt since December 31, 1999.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     N/A

ITEM 2.  CHANGES IN SECURITIES

     N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5.  OTHER INFORMATION

     N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     N/A

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2000.

                                          NYMEX HOLDINGS, INC.

                                          By:     /s/ PATRICK F. CONROY
                                            ------------------------------------
                                            Name: Patrick F. Conroy
                                            Title:  Duly Authorized Officer and
                                                Principal Financial Officer