Form 10-Q
period 2000-06-30
NYMEX HOLDINGS INC
filed 2000-08-14
CIK 1105018

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                              NYMEX HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                        333-30332                      13-4098266
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

                                 (212) 299-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

     As of August 14, 2000, no shares of the registrant's common stock were outstanding. As described in this report, the registrant and its wholly-owned subsidiary, New York Mercantile Exchange, Inc., will succeed to the business and operations of the New York Mercantile Exchange upon consummation of a demutualization of the New York Mercantile Exchange. Upon consummation of the demutualization, the registrant will have 816 shares of common stock outstanding, none of which will be listed for trading on any stock exchange or included in any automated quotation system. The registrant's subsidiary, New York Mercantile Exchange, Inc., will have 816 class A memberships outstanding, representing trading privileges, and one class B membership outstanding, representing all of the economic rights and substantially all of the voting power in New York Mercantile Exchange, Inc., outstanding upon completion of the demutualization. Upon consummation of the demutualization transaction, all of the common stock of the registrant and the class A memberships of New York Mercantile Exchange, Inc. will be held by the former members of the New York Mercantile Exchange. The sole class B membership in New York Mercantile Exchange, Inc. will be held by the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I:   FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    3
          Unaudited Condensed Consolidated Statements of Operations
            and Members' Equity for the Three Months and Six Months
            Ended June 30, 2000 and June 30, 1999.....................    3
          Unaudited Condensed Consolidated Balance Sheets at June 30,
            2000 and December 31, 1999................................    4
          Unaudited Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2000 and June 30,
            1999......................................................    5
          Notes to Unaudited Condensed Consolidated Financial
            Statements for the Three and Six Months Ended June 30,
            2000 and June 30, 1999....................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . .  11

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   18

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   20

Item 2.   Changes in Securities and Use of Proceeds...................   20

Item 3.   Defaults Upon Senior Securities.............................   20

Item 4.   Submission of Matters to a Vote of Security Holders.........   20

Item 5.   Other Information...........................................   20

Item 6.   Exhibits and Reports on Form 8-K............................   20

Signatures............................................................   21

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND MEMBERS' EQUITY
              (IN THOUSANDS, EXCEPT PER NYMEX MEMBERSHIP AMOUNTS)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              2000       1999      2000      1999
                                                            --------   --------   -------   -------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee
     rebates..............................................  $22,692    $25,923    $47,840   $51,056
  Market data fees........................................    8,713      8,740     17,051    17,599
  Other, net of rebates...................................    1,020      1,038      2,171     2,144
                                                            -------    -------    -------   -------
          Total operating revenues........................   32,425     35,701     67,062    70,799
                                                            -------    -------    -------   -------
OPERATING EXPENSES:
  Salaries and employee benefits..........................   11,729     11,282     23,338    22,505
  Professional services...................................    7,316      1,955     11,463     3,908
  General and administrative..............................    4,321      3,562      8,286     6,889
  Rent and facility.......................................    3,839      2,988      7,496     5,826
  Telecommunications, equipment rentals and maintenance...    3,282      3,937      6,710     7,769
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization..................    3,382      2,856      6,604     5,713
  Marketing...............................................      740        697      1,235     1,172
  Amortization of goodwill................................      539        539      1,077     1,077
  Loss on disposition of property and equipment...........      296         --        296        --
  Other...................................................    1,002        967      1,981     1,984
                                                            -------    -------    -------   -------
          Total operating expenses........................   36,446     28,783     68,486    56,843
                                                            -------    -------    -------   -------
(LOSS) INCOME FROM OPERATIONS.............................   (4,021)     6,918     (1,424)   13,956
OTHER INCOME (EXPENSES):
  Investment income, net..................................    2,045        424      4,328     1,747
  Interest expense........................................   (1,934)    (1,926)    (3,862)   (3,852)
                                                            -------    -------    -------   -------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME
  TAXES...................................................   (3,910)     5,416       (958)   11,851
(BENEFIT) PROVISION FOR INCOME TAXES......................   (1,940)     2,600       (523)    5,689
                                                            -------    -------    -------   -------
NET (LOSS) INCOME.........................................   (1,970)     2,816       (435)    6,162
MEMBERS' EQUITY, BEGINNING OF PERIOD......................   93,993     89,216     93,202    86,233
LESS NET TRANSFER TO MEMBERS' RETENTION PROGRAM:
  NYMEX Division..........................................     (335)       290       (825)       37
  COMEX Division..........................................     (103)       (97)      (357)     (207)
                                                            -------    -------    -------   -------
MEMBERS' EQUITY, END OF PERIOD............................  $91,585    $92,225    $91,585   $92,225
                                                            =======    =======    =======   =======
(Loss) earnings per NYMEX membership (based on 816 NYMEX
  Division memberships)...................................  $(2,414)   $ 3,451    $  (533)  $ 7,551
                                                            =======    =======    =======   =======

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000         1999(1)
                                                              -----------   ------------
ASSETS
Cash and cash equivalents...................................   $ 27,805       $ 36,592
Marketable securities, at market (cost of $92,840 at June
  30, 2000 and $80,905 at December 31, 1999)................     94,204         76,992
Clearing and transaction fees receivable....................     10,130         14,421
Market data fees receivable.................................      5,709          4,647
Deferred income taxes.......................................        752            476
Prepaid taxes and other current assets......................     10,282          8,381
                                                               --------       --------
          Total current assets..............................    148,882        141,509
Property and equipment, net.................................    226,420        228,613
Goodwill, net...............................................     19,558         20,635
Other assets................................................      1,424          1,737
                                                               --------       --------
TOTAL ASSETS................................................   $396,284       $392,494
                                                               ========       ========
LIABILITIES AND MEMBERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................   $ 12,348       $ 12,053
Accrued salaries and related liabilities....................      5,903          2,848
Deferred credit -- grant for building construction..........      2,145          2,145
Accrued interest payable....................................      1,920          1,920
Other current liabilities...................................      4,061          1,874
                                                               --------       --------
          Total current liabilities.........................     26,377         20,840
Deferred income taxes.......................................     12,568         12,568
Postemployment and postretirement benefits..................      7,087          6,770
Notes payable...............................................    100,000        100,000
Deferred credit -- grant for building construction..........    120,106        121,179
Subordinated commitment -- members' retention program.......     38,561         37,935
                                                               --------       --------
          Total liabilities.................................    304,699        299,292
COMMITMENTS AND CONTINGENCIES (See Note 7)
MEMBERS' EQUITY.............................................     91,585         93,202
                                                               --------       --------
TOTAL LIABILITIES AND MEMBERS' EQUITY.......................   $396,284       $392,494
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

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                        JUNE 30, 2000 AND JUNE 30, 1999
                                 (IN THOUSANDS)

                                                               JUNE 30,      JUNE 30,
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................   $   (435)      $ 6,162
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........      6,604         5,713
     Amortization of goodwill...............................      1,077         1,077
     Deferred income taxes..................................       (276)           --
     Loss on disposition of property and equipment..........        296            --
     Net changes in operating assets and liabilities:
       (Increase) decrease in marketable securities:
          Corporate funds...................................     (9,607)        1,950
          Members' retention funds..........................     (7,605)          941
       Decrease (increase) in clearing and transaction fees
        receivable..........................................      4,291        (1,364)
       Increase in market data fees receivable..............     (1,062)       (1,098)
       (Increase) decrease in prepaid taxes and other
        current assets......................................     (1,901)           23
       Increase in accounts payable and accrued
        liabilities.........................................        295         6,522
       Increase in accrued salaries and related
        liabilities.........................................      3,055         2,177
       Increase in other current liabilities................      2,187         1,808
       Increase in postemployment and postretirement
        benefits............................................        317           341
                                                               --------       -------
       Net cash (used in) provided by operating
        activities..........................................     (2,764)       24,252
                                                               --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (5,780)       (8,794)
  Decrease in other assets..................................        313           254
                                                               --------       -------
       Net cash used in investing activities................     (5,467)       (8,540)
                                                               --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions under NYMEX Division members' retention
     program................................................       (556)         (274)
                                                               --------       -------
       Cash used in financing activities....................       (556)         (274)
                                                               --------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (8,787)       15,438
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     36,592        14,353
                                                               --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 27,805       $29,791
                                                               ========       =======
SUPPLEMENTAL INFORMATION:
  Cash paid for:
     Interest...............................................   $  3,846       $ 3,840
                                                               ========       =======
     Income taxes...........................................   $     --       $    --
                                                               ========       =======
  Noncash members' equity transaction -- transfer to
     subordinated commitment -- members' retention program:
     NYMEX Division.........................................   $    825       $   (37)
                                                               ========       =======
     COMEX Division.........................................   $    357       $   207
                                                               ========       =======

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2000 AND JUNE 30, 1999

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- The New York Mercantile Exchange is a membership corporation organized under the New York State Not-for-Profit Corporation Law. Under these laws, the Exchange is prohibited from paying dividends (subject to only very limited exceptions).

     As an exchange designated by the Commodity Futures Trading Commission (the "CFTC") for trading futures contracts and options on futures contracts, the Exchange has the primary objective of creating and maintaining an orderly market for contracts that are traded on the Exchange. Through its in-house clearing unit, the Exchange stands as buyer to every seller and seller to every buyer. To manage the risk of financial non-performance, the Exchange requires clearing members to post margin, in the form of cash, U.S. government securities or irrevocable letters of credit. The Exchange also requires guaranty fund deposits from clearing members which would be available to cover financial non-performance, and there is a system of rules providing for assessments of clearing members in the event of financial non-performance by any one of them. The Exchange has extensive surveillance and compliance operations and procedures to monitor and enforce the rules pertaining to trading, position limits and the financial status of its members.

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

     In the opinion of the Exchange's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Exchange's financial position, results of operations and cash flows for the dates and interim periods covered. Interim period operating results may not be indicative of the operating results for a full year. This information should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998 and for each year in the three-year period ended December 31, 1999, 1998 and 1997.

     Accounting principles generally accepted in the United States of America require that management make estimates and assumptions that affect the amounts reported in these statements and accompanying notes. These estimates and assumptions are based on judgement and available information and, consequently, actual results could be materially different from these estimates.

     Certain reclassifications have been made to the prior year amounts to conform to the current presentation. All intercompany balances and transactions have been eliminated in consolidation.

     For a summary of significant accounting policies (which have not significantly changed from
December 31, 1999 -- see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 1999 financial statements, which were filed with the SEC, on the Exchange's Form S-4 Registration Statement no. 333-30332 on May 12th, 2000.

2.  NEW ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. Generally, once the capitalization criteria of this SOP have been met, external direct costs of materials and services used in development of internal-use software as well as payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. Beginning in 1999, the Exchange capitalized certain development and implementation costs. The Exchange capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Exchange and its estimated useful life. The total amount of internally developed software costs capitalized was $1.5 million and $3.2 million for the six months ended June 30, 2000 and 1999, respectively and are included in property and equipment, net on the condensed consolidated balance sheet. All capitalized internally developed software costs are amortized using the straight-line method over the estimated useful lives, not exceeding five years. Prior to 1999, all costs associated with internally developed software were expensed when incurred.

3.  REVENUE REBATE AND FEE REDUCTION PROGRAMS

     Effective January 1, 1996, the Exchange adopted a fee reduction program, which substantially reduces clearing fees for NYMEX Division members. Rebates under this program totaled $3.3 and $3.2 million for the three months ended June 30, 2000 and June 30, 1999, respectively, and $6.6 and $6.3 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Clearing and transaction fees are presented in the statements of operations and members' equity net of these rebates.

     The Exchange also adopted several fee reduction programs as incentives to members for the purpose of reducing various operating costs such as telephone, rent and marketing expenses. These cost reduction programs totaled $500,000 and $600,000 for the three months ended June 30, 2000 and June 30, 1999, respectively, and $1.0 and $1.2 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Other revenues are presented in the statements of operations and members' equity net of these programs.

4.  SEGREGATED FUNDS

     The Exchange is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Exchange as margin for house and customer accounts. These assets belong to the clearing member firms and are not included in the accompanying unaudited condensed consolidated financial statements. At June 30, 2000 and 1999, $30,656 and $1,068,991 of cash, $4,496,895,300 and $2,568,750,315 of U.S. Treasury obligations, and $16,970,000 and $24,200,000 of U.S. Treasury bills purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division of the Exchange. In addition, at June 30, 2000 and 1999, the NYMEX Division held irrevocable letters of credit amounting to $248,650,000 and $103,150,000, respectively, which are used by clearing members to meet their obligations to the Exchange for margin requirements on both open futures and options positions, as well as delivery obligations in lieu of depositing cash and/or securities. The Exchange invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the clearing member firms depositing such securities.

     At June 30, 2000 and 1999, the segregated funds of the Exchange's COMEX Division consisted of $2,946,768 and $3,568,024 in cash, $682,640,500 and
$628,702,000 in U.S. Treasury bills, and $3,930,000 and $11,355,000 of U.S.
Treasury bills purchased under agreements to resell, respectively. The COMEX Division also held irrevocable letters of credit aggregating $61,800,000 and $48,050,000 as of June 30, 2000 and 1999, respectively.

5.  GUARANTY FUND

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member firm's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX Division and/or COMEX Division). Separate and distinct Guaranty funds, held by the Exchange, are maintained for the NYMEX and COMEX Divisions. These funds may be used by the Exchange for any loss sustained by the Exchange as a result of the failure of a clearing member firm to discharge its obligations.

     At June 30, 2000 and 1999, the total deposits maintained in the NYMEX Division Guaranty Fund were $81,601,000 and $85,796,000, respectively. At June 30, 2000 and 1999, the total deposits for the COMEX Division Guaranty Fund were $76,080,900 and $75,704,900, respectively.

6.  SEGMENT REPORTING

     The Exchange has two operating segments: the NYMEX Division, providing futures and options trading of energy product contracts and platinum group metals contracts, and the COMEX Division, providing futures and options trading of precious metals contracts, copper and aluminum contracts, FTSE Eurotop 100(R) stock index futures and options contracts, and FTSE Eurotop 300(R) stock index futures contracts. A summary of operating revenues by business segment follows (in thousands):

                                       NYMEX                COMEX                TOTAL
                                 ------------------   ------------------   -----------------
                                 3 MOS.     6 MOS.    3 MOS.     6 MOS.    3 MOS.    6 MOS.
                                 -------    -------   -------    -------   -------   -------
Three and Six Months Ended June
  30, 2000
OPERATING REVENUES:
  Clearing and transaction fees
    Regular trading hours
       (1).....................  $19,802    $40,907   $ 4,867    $10,432   $24,669   $51,339
    NYMEX ACCESS(R)(2).........    1,149      2,679       129        376     1,278     3,055
    Member fee rebates.........   (3,255)    (6,554)      N/A        N/A    (3,255)   (6,554)
  Market data fees.............    4,731      9,200     3,982      7,851     8,713    17,051
  Other, net of rebates........  1,029..      2,159        (9)        12     1,020     2,171
                                 -------    -------   -------    -------   -------   -------
         Total operating
           revenues............  $23,456    $48,391   $ 8,969    $18,671   $32,425   $67,062
                                 =======    =======   =======    =======   =======   =======
Three and Six Months Ended June
  30, 1999
OPERATING REVENUES:
  Clearing and transaction fees
    Regular trading hours
       (1).....................  $21,254    $41,177   $ 6,005    $12,291   $27,259   $53,468
    NYMEX ACCESS(R) (2)........    1,694      3,428       218        425     1,912     3,853
    Member fee rebates.........   (3,248)    (6,265)      N/A        N/A    (3,248)   (6,265)
  Market data fees.............    4,696      9,524     4,044      8,075     8,740    17,599
  Other, net of rebates........      986      2,056        52         88     1,038     2,144
                                 -------    -------   -------    -------   -------   -------
         Total operating
           revenues............  $25,382    $49,920   $10,319    $20,879   $35,701   $70,799
                                 =======    =======   =======    =======   =======   =======

     (1) Clearing and transaction fees generated from trading on the open outcry system during regular trading hours.

     (2) Clearing and transaction fees generated from trading on the NYMEX ACCESS(R) system.

7.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Exchange is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of litigation and legal proceedings to which the Exchange is a party as of June 30, 2000 that could have, if resolved against the Exchange, a material adverse effect on its business, operating results or financial condition. While the ultimate result of the proceedings against the Exchange cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters will not have a material adverse effect on the Exchange's consolidated financial position, results of operations or cash flows.

     The Exchange has been named as a defendant in the following legal actions:

     - Ricky Barnes v. New York Mercantile Exchange, Commodity Exchange, Inc., A.J. Contracting Company, Inc., and Zwicker Electric Company, Inc. This action is pending in New York State Supreme Court (New York County). The Exchange was served with the summons and complaint on or about March 4, 1998. This is a personal injury case that relates to the construction of One North End Avenue. Plaintiff, an employee of Forest Datacom Services, Inc., a subcontractor of A.J. Construction, alleges that he was injured on December 17, 1996 while working at the One North End Avenue construction site. Plaintiff seeks $10,000,000 in compensatory damages. The Exchange and the Commodity Exchange, Inc. are represented by insurance counsel. The case is currently in discovery.

     - Electronic Trading Systems Corporation v. The Board of Trade of the City of Chicago, New York Mercantile Exchange, Cantor Fitzgerald, L.P. and the Chicago Mercantile Exchange. This action is pending in United States District Court for the Northern District of Texas (Dallas Division). The Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Letters Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that defendants are infringing this patent through use of their respective electronic trading systems. Plaintiff seeks an unspecified amount of royalties. The Exchange is providing its own defense to this action. On August 1, 2000 the United States Magistrate Judge recommended to the United States District Court Judge that the Exchange's motion to sever and transfer venue to the Southern District of New York be granted in its entirety. Cantor Fitzgerald, L.P. has settled this lawsuit and is no longer a party to this action. This case is in discovery.

     - Phillip Petruzzi and Joann Petruzzi v. New York Mercantile
       Exchange. This action is pending in New York State Supreme Court (New York County). The Exchange was served with the summons and complaint on or about October 13, 1998. This is a personal injury claim that relates to plaintiff's trading activity when the Exchange was located at 4 World Trade Center. Plaintiff, an Exchange member, alleges that he was injured on July 23, 1993 while trading in the Natural Gas Ring. Plaintiff seeks $10,750,000 in compensatory damages and $10,000,000 in punitive damages. The Exchange is represented by insurance counsel on the compensatory damages portion of the claims and has retained counsel to represent it on the punitive damages claim. The case is still in discovery. The Exchange's motion to dismiss punitive damages was submitted to the court on June 29, 2000.

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

     - George Scivoletti and Maryanne Scivoletti v. New York Mercantile Exchange, Commodities Exchange Center, Inc., Cushman & Wakefield, Inc., Paris Maintenance, Inc., A.J. Construction of New York, Inc. and Space/Management Programs, Inc. This action is pending in United States District Court for the Southern District of New York. The summons and complaint were filed on or about February 2, 1998. This is a personal injury case that related to plaintiff's trading activity at the Exchange's One North End Avenue trading facility. Plaintiff alleges that on July 10, 1997 he was injured while trading in the Natural Gas Ring. Plaintiffs seek a total of $30,000,000 in compensatory damages against defendants. The Exchange is represented by insurance counsel. This action was discontinued without prejudice pursuant to a stipulation of discontinuance on September 2, 1999. The parties have agreed to the refiling of this action in the New York State Court. On June 22, 2000, a complaint was filed in the Supreme Court of the State of New York, County of New York. The Exchange answered the complaint on July 11, 2000.

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

     - Western Capital Design, LLC On Its Own Behalf and on behalf of those similarly situated v. New York Mercantile Exchange and John Does "1-50." This action is pending in New York District Court for the Southern District of New York. The Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by the Exchange and Exchange members regarding the execution of heating oil and natural gas options. Plaintiff alleges that the prices it was charged for heating oil and natural gas options were improper and that these improper transactions affected the market price at which plaintiff transacted its trading. Plaintiff seeks compensatory damages and $75,000,000 in punitive damages. The Exchange has retained counsel to represent it in this matter. This action was commenced in State Court in Florida. It was removed to Federal Court by notice of removal filed March 8, 1999. Venue was transferred to the Southern District of New York by an order dated May 11, 1999. The Exchange's motion to dismiss was filed on

       November 12, 1999 and granted on March 31, 2000. The Exchange was served with an amended complaint on or about April 26, 2000. The Exchange's motion to dismiss the amended complaint was submitted to the court on July 28, 2000.

     - John Donnellan v. New York Mercantile Exchange, Turner Construction Company, LaStrada General Construction Corp. and the Faraday Company, Ltd. This action is pending in New York State Supreme Court (New York County). The complaint was filed on February 25, 1999. This is a personal injury case that relates to the construction of the One North End Avenue facility. Plaintiff alleges that he was injured on February 28, 1996 while working at the One North End Avenue construction site. LaStrada General Construction Corp. is a subcontractor of Turner. Although the complaint alleges that the Faraday Company, Ltd. is a subcontractor of LaStrada, the Exchange has no record of Faraday's relationship to LaStrada. Plaintiff seeks $25,000,000 in compensatory damages. The Exchange served its answer to the complaint on June 5, 2000. The case is in discovery.

     The Exchange has provided an employee severance package pursuant to the Board approved Corporate Restructuring plan. (See note 9.) The plan provides for the continued payment of medical insurance premiums of the severed employees by the Exchange based upon length of service or the extent permitted by applicable law through the end of the fiscal year 2000 as well as specified severance payments to be paid by the end of the third quarter of 2000. The Exchange estimates the total cost to the Exchange under this plan to be approximately $1.7 million.

8.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of a material transaction involving the Exchange and its members:

     On June 16, 2000, the Exchange issued a total of $1.6 million in short term loans to 11 members. The loans were interest free for six months, and thereafter bore an annual interest rate of 2%. The purpose of these loans was to relieve financial difficulties facing these NYMEX Division members as a result of a default by a NYMEX/COMEX Division clearing member firm on another exchange. The loans were repaid in full on August 4, 2000.

9.  SUBSEQUENT EVENT

     On July 26, 2000, the Exchange received from the CFTC approval of the bylaw and rule changes necessary to implement the demutualization plan and received approval to transfer the Exchange's "contract market" designations from the Exchange to New York Mercantile Exchange, Inc., upon implementation of the demutualization plan.

     On July 31, 2000, the Exchange implemented a Corporate Restructuring plan. This plan, approved by the Board of Directors on July 12, 2000, called for the elimination of approximately 10% of the Exchange's work force. In connection with this plan, the Exchange estimates that $1.7 million will be paid in severance and benefits through December 31, 2000, depending upon length of service or the extent permitted by applicable law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER NYMEX DIVISION MEMBERSHIP AND STATISTICAL DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Exchange during the three and six months ended June 30, 2000. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

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

DEMUTUALIZATION

     On May 12, 2000, the Exchange's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the SEC. In particular, the demutualization transaction will entail a two-step merger process: first merging NYMEX into a newly formed Delaware non-stock corporation ("NYMEX Exchange") and second, NYMEX Exchange will merge with a subsidiary, named NYMEX Merger Sub, Inc., of a newly formed, stock holding company also organized under Delaware law that will be named NYMEX Holdings, Inc. NYMEX Exchange will survive this merger and become a wholly owned subsidiary of NYMEX Holdings. As a result, NYMEX Holdings will own all of the equity of NYMEX Exchange and current NYMEX Division members will receive all of the stock of NYMEX Holdings, while retaining their trading privileges in NYMEX Exchange. In the first merger, each NYMEX member will receive one Class A membership and one Class B membership in NYMEX Exchange for each NYMEX Division membership that the member owns. The Class A membership represents the trading privileges associated with a NYMEX Division membership. The Class B membership represents an economic interest in NYMEX Exchange -- a right to dividends and liquidation proceeds. In the second merger, each member's Class B membership will be exchanged for one share of common stock in NYMEX Holdings, Inc. NYMEX Holdings, Inc.'s interest in its subsidiary will be converted into the sole outstanding Class B membership in NYMEX Exchange. The demutualization transaction is subject to the Exchange's receipt of a favorable ruling from the Internal Revenue Service regarding certain federal income tax aspects of the transaction.

     On July 26, 2000, the Exchange received approval from the CFTC to transfer its "contract market" designations from the Exchange to New York Mercantile Exchange, Inc., upon consummation of the demutualization transaction. On June 20, 2000, the NYMEX Division members voted and approved the Exchange's demutualization plan.

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

RESULTS OF OPERATIONS

     The Exchange reported a net loss of $1,970, which was a loss of $2,414 per NYMEX Division membership, a decline of $4,786 compared to the second quarter of 1999. The primary reasons for this decrease were the substantial increase in professional fees incurred in connection with the demutualization plan, the development of an e-commerce business, and the decrease in realized rates on cleared contracts.

     The following components of net loss make up the major changes occurring during the second quarter of 2000.

  Revenues

     Total operating revenues were $32,425 in the second quarter of 2000, down $3,276, or 9%, from the same period in 1999.

     Clearing and transaction fees represent the core business of the Exchange and are directly affected by volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand as well as volatility in price levels of the underlying commodities

     - market perception of stability in the commodities and financial markets

     - the level and volatility of interest rates

     - national and international economic and political conditions

     In the second quarter of 2000, clearing and transaction fees net of member fee rebates, were $22,692 compared to $25,923 earned during the same quarter last year. This 12% decrease was the result of the following two conditions: (1) a lower average realized rate per contract on the NYMEX Division and (2) a substantial decline in trading volume on the COMEX Division.

     The NYMEX Division's clearing and transaction fee revenues net of member fee rebates, were $17,696 in the second quarter of 2000, down 10% from the 1999 comparable period. While NYMEX overall trading volume experienced a slight increase, volatility existed in several contracts which resulted in more trades at the lower member rate. Trading volume in the unleaded gasoline contracts rose 20% compared with the second quarter of 1999 because of the shortage in supply and high retail prices of gasoline during the second quarter of 2000. Natural gas trading volume also increased by 20% during the second quarter of 2000 when compared with the same quarter last year. This increase was due to the lower than expected accumulation of United States stock piles of natural gas. Crude oil trading volume declined by 11% during the second quarter of 2000 when compared with the same quarter a year ago, caused by a decision to increase oil production by the Organization of Petroleum Exporting Countries (OPEC).

     In general, any contract which experiences a significant trading volume increase also experiences an increase in the ratio of member trades versus non-member trades. During the second quarter of 2000, changes in the ratio previously described resulted in a lower average realized rate per contract as member trades were billed at lower rates.

     The COMEX Division's clearing and transaction fee revenues were $4,996 in the second quarter of 2000, down 20% from the 1999 comparable period. Trading volume significantly decreased in all three of COMEX's major contracts: options and futures of gold, silver and copper. Low volatility and the narrow trading price range affected silver and copper trading. Since the late fall of 1999, the selling of gold reserves by the Bank of England and National Swiss Bank unfavorably affected gold trading as supply outpaced demand.

     Market data fees, which represent 27% of the Exchange's total operating revenues for the second quarter of 2000, were virtually unchanged as compared with the same quarter a year ago.

  Operating Expenses

     Total operating expenses were $36,446 during the second quarter of 2000, up 27% from the comparable period in 1999. A major portion of the $7,663 increase from the same period in 1999 reflected the Exchange's significant investments in corporate e-commerce initiatives, as well as the costs of professional services associated with demutualization.

     Salaries and employee benefits, which constitute 32% of total operating expenses for the second quarter of 2000, rose 4% from the similar period a year ago, primarily the result of employee merit increases.

     Professional services increased by $5,361 or 274% during the second quarter of 2000, over the same quarter a year ago. Financial advisory fees relating to the Exchange's demutualization constitute the largest portion of this increase. In connection with the Exchange's e-commerce initiatives, consulting fees substan-tially contributed to the increase during the second quarter as well. Increased expenses for professional services are expected to continue during the third quarter of 2000 as the Exchange concentrates its efforts on e-commerce business development.

     General and administrative expenses were up $759 during the second quarter of 2000, a 21% increase from the same period in 1999. The reasons for the increase included printing and delivery expenses related to the demutualization plan, as well as a 30% increase in software licensing fees due to renewals of software licensing agreements.

     Rent and facility fees increased by $851, or 28% during the second quarter of 2000 compared to the same period in 1999. A new cleaning contract, which began in the third quarter of 1999 for the One North End facility, increased custodial and janitorial costs by 30% during the second quarter of 2000 compared to the same period in 1999.

     Telecommunications, equipment rentals and maintenance decreased by $655, or 17% during the second quarter of 2000 compared to the same quarter last year. In 1999, significant costs were incurred due to the fact that prior to its November 1999 launch, the updated version of NYMEX ACCESS(R) was being tested at the same time as the previous version was operational. After the launch, the previous version of NYMEX ACCESS(R) was used in a backup capacity through to the end of 1999. This trend should continue throughout the remainder of 2000 fiscal year.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $526, or 18% in the second quarter of 2000 when compared to the same quarter in 1999. This increase, which is expected to continue throughout the remainder of 2000 year, is the result of amortization expense on internally developed software costs. These costs were incurred on software development projects that were placed into service during the fourth quarter of 1999 and, as a result, there was no amortization expense on these projects prior to the last quarter of 1999.

  Other Income

     Investment income, net of investment advisory fees, increased by $1,621, or 382% during the second quarter of 2000 when compared to the same quarter in 1999. Interest income accounted for $700, or 44%, of the increase, due to higher interest rates earned during the second quarter of 2000 on the Exchange's overnight investments. Unrealized gains on the Exchange's fixed income portfolio contributed $900, or 56%, of the increase. A rally in the bond market toward the end of the second quarter of 2000 was the primary reason for this increase.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

RESULTS OF OPERATIONS

     The Exchange reported a net loss of $435, which was a loss of $533 per NYMEX Division membership, a decline of $6,597 compared to the similar period a year ago. The primary reasons for this decrease were: the costs associated with professional services rendered in connection with the demutualization plan, fees related with the development of an e-commerce business, a lower average rate earned per contract cleared on the NYMEX division and a decline in trading volume on the COMEX Division.

     The following components of net loss make up the major changes occurring for the six months ended June 30, 2000.

  Revenues

     Total operating revenues were $67,062 for the six months ended June 30, 2000, down $3,737, or 5%, from the same period in 1999.

     For the six months ended June 30, 2000, clearing and transaction fees net of member fee rebates were $47,840 compared to $51,056 in the same period last year. This decrease was the result of the following two conditions: a lower average rate earned per contract cleared on the NYMEX Division and a substantial decline in trading volume on the COMEX Division.

     The NYMEX Division's clearing and transaction fee revenues net of member fee rebates were $37,032 in the first half of 2000, down 3% from the 1999 comparable period. While the NYMEX Division's overall trading volume experienced only a slight increase, volatility existed in several contracts. Trading volume in the unleaded gasoline contracts rose 13% because of the shortage in supply and high retail prices of gasoline during the first half of 2000. Natural gas trading volume increased 21% during the first half of 2000 when compared with the same period last year. This increase was due to the lower than expected accumulation of United States stock piles of this commodity. Heating oil trading volume declined by 5% during the first half of 2000 when compared with the same period a year ago. This was caused by a decision by OPEC to increase oil production.

     The COMEX Division's clearing and transaction fee revenues were $10,808 in the first half of 2000, a decrease of 15% from the comparable 1999 period. Trading volume significantly decreased in all three of COMEX's major futures contracts of gold, silver, and copper. Low volatility and a narrow trading price range affected silver and copper trading. The selling of gold reserves by the Bank of England and National Swiss Bank since the late fall of 1999 unfavorably affected gold trading as supply outpaced demand during this period.

     Market data fees, which represent 25% of the Exchange's total operating revenues for the first six months of 2000, slightly decreased by $548, or 3%, compared to the same period last year, due to consolidation in the subscriber base for market data services.

  Operating Expenses

     Total operating expenses were $68,486 during the first half of 2000, up 20% from the comparable period in 1999. A significant portion of the $11,643 increase from the year-ago period reflected the Exchange's considerable investments into e-commerce initiatives, as well as the costs associated with demutualization.

     Salaries and employee benefits, which constitute 34% of total year to date 2000 operating expenses, rose 4% from the similar period a year ago, primarily the result of employee merit increases.

     Professional services increased by $7,555, or 193% during the six months ended June 30, 2000, compared with the similar period a year ago. Financial advisory fees as well as legal costs relating to the Exchange's demutualization constitute a majority of this increase. Consulting fees in connection with the Exchange's e-commerce initiatives, substantially contributed to this increase during the first half of 2000 as well.

     General and administrative expenses rose $1,397, a 20% increase from the year-ago period. The primary reasons for the increase included printing, delivery, and SEC filing fees related to the work on the demutualization plan, as well as a 30% increase in licensing fees due to renewals of software licensing agreements.

     Rent and facility fees increased by $1,670, or 29% during the first half of 2000 compared to the same period ended in 1999. A new cleaning contract which began in the third quarter of 1999 for the One North End facility increased custodial and janitorial costs by 30%. Light, heat, and power costs also rose, increasing by 34% during the first half of 2000 due to the rising rates charged for electricity.

     Telecommunications, equipment rentals and maintenance decreased by $1,059, or 14%, during the six months ended June 30, 2000 compared to the year ago period. In 1999, significant costs were incurred due to the fact that prior to its November, 1999 launch, the updated version of NYMEX ACCESS(R) was being tested at the same time as the previous version was operational. After its launch, the previous version of NYMEX ACCESS(R) was used in a backup capacity through to the end of 1999. This trend should continue throughout the remainder of the 2000 fiscal year.

     Depreciation and amortization of property and equipment, net of deferred credit amortization increased by $891, or 16%, in the first half of 2000 when compared to the same period during 1999. This increase, which is expected to continue throughout the 2000 year, is the result of amortization expense on internally developed software costs. These costs were incurred on software development projects that were placed into service during the fourth quarter of 1999 and, therefore, there was no amortization expense on these projects prior to the last quarter of 1999.

  Other Income

     Investment income net of advisory fees, increased by $2,581, or 148%, during the first half of 2000 when compared to the same period in 1999. Interest income from higher interest rates on the Exchange's overnight investments accounted for 50% of the increase. Realized and unrealized gains on its fixed income portfolio contributed the remaining portion of the increase. A rally in the bond market towards the end of the second quarter of 2000 was the primary reason for this increase.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Exchange has made, and expects to continue to make, significant investments in technology to fund its future growth and increase membership value. A total of $3,632 was spent on capital expenditures during the second quarter of 2000 as the Exchange continued to update its technology on the trading floor. The Exchange had $122,009 in cash, cash equivalents and marketable securities at June 30, 2000.

  Cash Flow

                                                                   (IN THOUSANDS)
                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
Net cash (used in) provided by:
  Operating activities......................................  $(2,764)         $24,252
  Investing activities......................................   (5,467)          (8,540)
  Financing activities......................................     (556)            (274)
                                                              -------          -------
Net (decrease) increase in cash and cash equivalents........  $(8,787)         $15,438
                                                              =======          =======

  Working Capital

                                                                    (IN THOUSANDS)
                                                             AT JUNE 30,   AT DECEMBER 31,
                                                                2000            1999
                                                             -----------   ---------------
Current assets.............................................   $148,882        $141,509
Current liabilities........................................     26,377          20,840
                                                              --------        --------
  Working capital..........................................   $122,505        $120,669
                                                              ========        ========
Current ratio..............................................     5.64:1          6.79:1

     Current assets at June 30, 2000 increased by $7,373, or 5%, from year-end 1999 primarily as a result of cash flows from net income before depreciation and amortization offset by payments for capital expenditures. The primary changes in current assets consisted of an increase of $17,212 in marketable securities, offset by declines of $4,291 in clearing and transaction fees receivable, and $8,787 in cash and cash equivalents. The decline in receivables was attributable to collection of higher year-end balances. The decrease in cash and cash equivalents was due to maturing year end repurchase agreements. These proceeds were reinvested in marketable securities.

     Current liabilities at June 30, 2000 increased by $5,537, or 27% from year end 1999, with increases of $2,187 in other current liabilities and $3,055 in accrued salaries and related liabilities. The increase in other current liabilities was primarily attributable to liabilities for unearned revenue from trading floor fees such as booth license fees and clerk fees. These annual fees are billed by the Exchange during the first quarter of every year and recognized in income on a monthly basis. The increase in accrued salaries and related liabilities represents the six month portion of anticipated year end employee bonuses. These bonuses are traditionally paid during the last month of the year.

  Future Cash Requirements

     As of June 30, 2000, the Exchange had long-term debt of $100,000. This debt consisted of the following:

     - $31,000 of 7.48% notes with an eleven-year principal payout beginning in 2001,

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011, and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     The Exchange would incur a redemption premium should it choose to pay off any series issue prior to its maturity. These notes contain certain limitations on the Exchange's ability to incur additional indebtedness.

RECENT DEVELOPMENTS

     In May 2000, the Exchange approved a plan to develop an e-commerce business plan. The Exchange will seek to develop this endeavor, known as enymex(SM), into the premier global exchange for trading and clearing of a wide range of cash and derivative instruments with an initial focus on energy products.

     The Exchange plans to use its proven clearing infrastructure to introduce complete counter-party risk management for over-the-counter trading, and create net margining with Exchange futures markets by calculating a consolidated clearing position. It is currently intended that enymex(SM) will provide a single, internet-based interface to both the over-the-counter ("OTC") market and the Exchange futures market.

     The Exchange's vision also includes pursuing strategic partnerships through which enymex(SM) would provide clearing services to external organizations and create a credit structure that will permit floor members to participate in the OTC markets. It is anticipated that funding during the next two business quarters for this venture will come from cash flows from operations, as well as existing funds.

     On Thursday, July 20, 2000, the President of the Exchange, R. Patrick Thompson passed away. Mr. Thompson, who was associated with the Exchange as either a member or an executive for 20 years, was appointed President in October 1989. Previously, Mr. Thompson served as Executive Vice President, Senior Vice President of Compliance, and General Counsel of the Exchange.

     During his tenure as President of the Exchange Mr. Thompson made his most valuable contributions, helping to transform the Exchange into a recognized global leader in developing confidence in the commodity markets. Mr. Thompson was also instrumental in the successful launch of the natural gas futures contract in 1990, one of the largest energy contracts presently traded. He was instrumental in the acquisition of the Commodities Exchange, Inc. (COMEX) in 1994. The Exchange experienced a 110% growth in revenues during his presidency and had become the sixth largest futures exchange in the world by the time of his death.

     Mr. Neal Wolkoff, Executive Vice President of NYMEX, has assumed the duties and responsibilities of the President of NYMEX until a successor has been duly elected and qualified. Mr. Wolkoff has been associated with the Exchange since 1989.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Exchange has tried, wherever possible, to identify such statements by using words such as "anticipate," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including the Exchange's: ability to continue to develop and market new innovative products and services and to keep pace with technological change; failure to continue to develop and market a new electronic trading system; failure to obtain or protect intellectual property rights; competitive pressures; financial condition or results of operations; quarterly fluctuations in revenues and volatility of commodity prices; change in financial or business conditions; ability to attract and retain key personnel; ability to successfully manage acquisitions and alliances; and legal and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Exchange's other filings with the SEC or in materials incorporated therein by reference.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Management is responsible for the preparation, integrity and objectivity of the unaudited condensed consolidated financial statements and related notes, and the other financial information contained in this quarterly report. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are considered by management to present fairly the Exchange's financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements include some amounts that are based on management's best estimates and judgements, giving due consideration to materiality.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Exchange's marketable securities, excluding equity securities, including expected principal cash flows for the years 2000 through 2005 and thereafter (in thousands).

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                                AT JUNE 30, 2000

                                                                                                         TOTAL     FAIR MARKET
                                                                                             2005      PRINCIPAL   VALUE AS OF
                                                                                             AND         CASH        JUNE 30,
                                     2000       2001       2002       2003       2004     THEREAFTER     FLOWS         2000
                                   --------   --------   --------   --------   --------   ----------   ---------   ------------
Government Bonds, Federal Agency
  Issues.........................   $   --    $    --     $   --     $   --    $   992     $   1,975    $  2,967     $ 2,968
Weighted average interest rate...       --         --         --         --       6.50%         4.63%
U.S. Treasury issues.............       --     10,202         --         --      1,932            --      12,134      12,173
Weighted average interest rate...       --       5.88%        --         --       6.08%           --
Municipal Bonds..................    3,439      2,286      2,773      2,393      9,702        49,407      70,000      71,189
Weighted average interest rate...     4.85%      6.66%      6.28%      4.65%      6.02%         5.17%
                                    ------    -------     ------     ------    -------     ---------    --------     -------
Total Portfolio, excluding equity
  securities.....................   $3,439    $12,488     $2,773     $2,393    $12,626     $  51,382    $ 85,101     $86,330
                                    ======    =======     ======     ======    =======     =========    ========     =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 1999

                                                                                                           TOTAL     FAIR MARKET
                                                                                               2005      PRINCIPAL   VALUE AS OF
                                                                                               AND         CASH      DECEMBER 31,
                                       2000       2001       2002       2003       2004     THEREAFTER     FLOWS         1999
                                     --------   --------   --------   --------   --------   ----------   ---------   ------------
Government Bonds, Federal Agency
  Issues...........................  $ 2,157     $  --      $2,351      $ --     $   992     $      --    $ 5,500      $ 5,518
Weighted average interest rate.....     2.50%       --        5.50%       --        6.50%           --
U.S. Treasury issues...............   10,199        --          --        --       3,948           974     15,121       15,092
Weighted average interest rate.....     4.45%       --          --        --        5.88%         6.00%
Municipal Bonds....................    2,959        95       3,946       898       7,352        43,012     58,262       54,319
Weighted average interest rate.....     4.37%     3.57%       5.53%     4.50%       5.88%         4.80%
                                     -------     -----      ------      ----     -------     ---------    -------      -------
Total Portfolio, excluding equity
  securities.......................  $15,315     $  95      $6,297      $898     $12,292     $  43,986    $78,883      $74,929
                                     =======     =====      ======      ====     =======     =========    =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Exchange invests primarily in fixed income securities. Marketable securities bought by the Exchange are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the six months ended June 30, 2000 and the year ended December 31, 1999, the Exchange had net investment income of $4.3 million and $3.9 million, respectively. Accordingly, a substantial portion of the Exchange's income depends upon its ability to continue to invest monies in these instruments, prevailing interest rates and market prices. The fair value of these securities at June 30, 2000 and December 31, 1999 was $94 million and $77 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $9.4 million and $7.7 million loss for June 30, 2000 and December 31, 1999, respectively. The Exchange also invests in U.S. government securities and repurchase agreements and maintains interest bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the consolidated financial statements.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     N/A

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 20, 2000, the NYMEX Division members, during a special meeting, voted and approved the demutualization plan: 430, or 97.5% of the NYMEX Division members voted in favor and 11, or 2.5% of the NYMEX Division members, voted against. There were no abstentions. Details of the demutualization plan are contained in the Form S-4 Registration Statement which was filed with the SEC on May 12, 2000.

ITEM 5.  OTHER INFORMATION

     N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On August 1, 2000, NYMEX Holdings, Inc., filed a Form 8-K with the SEC. The reportable event was the death of R. Patrick Thompson, President of NYMEX Holdings, Inc. on July 20, 2000. The 8-K further disclosed that Neal L. Wolkoff, Executive Vice President of NYMEX Holdings, Inc., assumed the duties and responsibilities of the President of NYMEX Holdings, Inc., until a successor is duly elected and qualified.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

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