Form 10-Q
period 2000-09-30
NYMEX HOLDINGS INC
filed 2000-11-13
CIK 1105018

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

  ONE NORTH END AVENUE, WORLD FINANCIAL CENTER, NEW YORK, NEW YORK 10282-1101
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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

                              Yes [X]       No [ ]

     As of November 13, 2000, no shares of the registrant's common stock were outstanding. As described in this report, the registrant and its wholly owned subsidiary, New York Mercantile Exchange, Inc., will succeed to the business and operations of the New York Mercantile Exchange upon consummation of a demutualization of the New York Mercantile Exchange. Upon consummation of the demutualization, the registrant will have 816 shares of common stock outstanding, none of which will be listed for trading on any stock exchange or included in any automated quotation system. The registrant's subsidiary, New York Mercantile Exchange, Inc., will have 816 class A memberships outstanding, representing trading privileges, and one class B membership outstanding, representing all of the economic rights and substantially all of the voting power in New York Mercantile Exchange, Inc., outstanding upon completion of the demutualization. Upon consummation of the demutualization transaction, all of the common stock of the registrant and the class A memberships of New York Mercantile Exchange, Inc. will be held by the former members of the New York Mercantile Exchange. The sole class B membership in New York Mercantile Exchange, Inc. will be held by the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements........................................    3
          Unaudited Condensed Consolidated Statements of Operations
            and Members' Equity for the Three Months and Nine Months
            Ended September 30, 2000 and September 30, 1999...........    3
          Unaudited Condensed Consolidated Balance Sheets at September
            30, 2000 and December 31, 1999............................    4
          Unaudited Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2000 and September
            30, 1999..................................................    5
          Notes to Unaudited Condensed Consolidated Financial
            Statements for the Three and Nine Months Ended September
            30, 2000 and September 30, 1999...........................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   20

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   22

Item 2.   Changes in Securities and Use of Proceeds...................   22

Item 3.   Defaults Upon Senior Securities.............................   22

Item 4.   Submission of Matters to a Vote of Security Holders.........   22

Item 5.   Other Information...........................................   22

Item 6.   Exhibits and Reports on Form 8-K............................   22

Signatures............................................................   23

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND MEMBERS' EQUITY
              (IN THOUSANDS, EXCEPT PER NYMEX MEMBERSHIP AMOUNTS)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee
     rebates............................................  $22,647    $29,053    $ 70,487   $ 80,109
  Market data fees......................................    8,848      8,469      25,899     26,068
  Other, net of rebates.................................    1,324        666       3,495      2,810
                                                          -------    -------    --------   --------
          Total operating revenues......................   32,819     38,188      99,881    108,987
                                                          -------    -------    --------   --------
OPERATING EXPENSES:
  Salaries and employee benefits........................   15,249     11,731      38,587     34,236
  Professional services.................................    3,444      1,207      14,907      5,115
  General and administrative............................    3,493      3,702      11,779     10,591
  Rent and facility.....................................    4,065      3,374      11,561      9,200
  Telecommunications, equipment rentals and
     maintenance........................................    4,446      3,581      11,156     11,350
  Depreciation and amortization of property and
     equipment, net of deferred credit amortization.....    3,682      2,863      10,286      8,576
  Marketing.............................................      629        606       1,864      1,778
  Amortization of goodwill..............................      538        538       1,615      1,615
  Loss on disposition of property and equipment.........      434         --         730         --
  Other.................................................    1,578      1,739       3,559      3,723
                                                          -------    -------    --------   --------
          Total operating expenses......................   37,558     29,341     106,044     86,184
                                                          -------    -------    --------   --------
(LOSS) INCOME FROM OPERATIONS...........................   (4,739)     8,847      (6,163)    22,803
OTHER INCOME (EXPENSES):
  Investment income, net................................    2,718      1,617       7,046      3,364
  Interest expense......................................   (1,928)    (1,926)     (5,790)    (5,778)
                                                          -------    -------    --------   --------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES..........................................   (3,949)     8,538      (4,907)    20,389
(BENEFIT) PROVISION FOR INCOME TAXES....................   (2,051)     4,098      (2,574)     9,787
                                                          -------    -------    --------   --------
NET (LOSS) INCOME.......................................   (1,898)     4,440      (2,333)    10,602
MEMBERS' EQUITY, BEGINNING OF PERIOD....................   91,585     92,225      93,202     86,233
LESS NET TRANSFER TO MEMBERS' RETENTION PROGRAM:
  NYMEX Division........................................   (4,070)      (330)     (4,895)      (293)
  COMEX Division........................................     (272)       (98)       (629)      (305)
                                                          -------    -------    --------   --------
MEMBERS' EQUITY, END OF PERIOD..........................  $85,345    $96,237    $ 85,345   $ 96,237
                                                          =======    =======    ========   ========
(Loss) earnings per NYMEX membership (based on 816 NYMEX
  Division memberships).................................  $(2,326)   $ 5,441    $ (2,859)  $ 12,993
                                                          =======    =======    ========   ========

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000           1999(1)
                                                              -------------    ------------
ASSETS
Cash and cash equivalents...................................    $ 30,253         $ 36,592
Marketable securities, at market (cost of $96,978 at
  September 30, 2000 and $80,905 at December 31, 1999)......      98,898           76,992
Clearing and transaction fees receivable....................       9,005           14,421
Market data fees receivable.................................       5,377            4,647
Deferred income taxes.......................................       1,472              476
Prepaid taxes and other current assets......................       9,451            8,381
                                                                --------         --------
          Total current assets..............................     154,456          141,509
Property and equipment, net.................................     223,468          228,613
Goodwill, net...............................................      19,020           20,635
Other assets................................................       1,758            1,737
                                                                --------         --------
TOTAL ASSETS................................................    $398,702         $392,494
                                                                ========         ========
LIABILITIES AND MEMBERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................    $ 13,707         $ 12,053
Accrued salaries and related liabilities....................       6,636            2,848
Deferred credit -- grant for building construction..........       2,145            2,145
Accrued interest payable....................................       3,840            1,920
Other current liabilities...................................       4,101            1,874
                                                                --------         --------
          Total current liabilities.........................      30,429           20,840
Deferred income taxes.......................................      12,568           12,568
Postemployment and postretirement benefits..................       7,249            6,770
Notes payable...............................................     100,000          100,000
Deferred credit -- grant for building construction..........     119,571          121,179
Other non-current liabilities...............................       1,200               --
Subordinated commitment -- members' retention program.......      42,340           37,935
                                                                --------         --------
          Total liabilities.................................     313,357          299,292
                                                                --------         --------
COMMITMENTS AND CONTINGENCIES (See Note 8)
MEMBERS' EQUITY(2)..........................................      85,345           93,202
                                                                --------         --------
TOTAL LIABILITIES AND MEMBERS' EQUITY.......................    $398,702         $392,494
                                                                ========         ========

---------------
(1) The amounts as of December 31, 1999 have been derived from the audited consolidated financial statements of the New York Mercantile Exchange and its subsidiaries.
(2) Upon consummation of the demutualization transaction, members' equity will become "shareholders' equity."

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................    $ (2,333)       $ 10,602
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment,
      net of deferred credit amortization...................      10,286           8,576
    Amortization of goodwill................................       1,615           1,615
    Deferred income taxes...................................        (996)             --
    Loss on disposition of property and equipment...........         730              --
    Net changes in operating assets and liabilities:
       (Increase) decrease in marketable securities:
         Corporate funds....................................     (11,612)          3,665
         Members' retention funds...........................     (10,294)          1,019
       Decrease (increase) in clearing and transaction fees
       receivable...........................................       5,416          (4,253)
       Increase in market data fees receivable..............        (730)         (1,075)
       (Increase) decrease in prepaid taxes and other
       current assets.......................................      (1,070)          5,539
       Increase in accounts payable and accrued
       liabilities..........................................       1,654           4,834
       Increase in accrued salaries and related
       liabilities..........................................       3,788           4,039
       Increase in accrued interest payable.................       1,920           1,920
       Increase in other current liabilities................       2,227           1,050
       Increase in postemployment and postretirement
       benefits.............................................         479             503
       Increase in other non-current liabilities............       1,200              --
                                                                --------        --------
       Net cash provided by operating activities............       2,280          38,034
                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (7,479)        (12,888)
  Increase in other assets..................................         (21)           (958)
                                                                --------        --------
       Net cash used in investing activities................      (7,500)        (13,846)
                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions under NYMEX Division members' retention
    program.................................................      (1,119)           (832)
                                                                --------        --------
       Cash used in financing activities....................      (1,119)           (832)
                                                                --------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      (6,339)         23,356
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      36,592          14,353
                                                                --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 30,253        $ 37,709
                                                                ========        ========
SUPPLEMENTAL INFORMATION:
  Cash paid for:
    Interest................................................    $  3,846        $  3,840
                                                                ========        ========
    Income taxes............................................    $     --        $     --
                                                                ========        ========
  Non-cash members' equity transaction -- transfer to
    subordinated
    commitment -- members' retention program:
    NYMEX Division..........................................    $  4,895        $    293
                                                                ========        ========
    COMEX Division..........................................    $    629        $    305
                                                                ========        ========

        The accompanying notes are an integral part of these statements.

                 NEW YORK MERCANTILE EXCHANGE AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

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

     BASIS OF PRESENTATION -- The accompanying unaudited condensed consolidated financial statements of the New York Mercantile Exchange and its subsidiaries (collectively, "NYMEX" or the "Exchange") have been prepared in accordance with Accounting Principles Board Opinion No. 28 and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). These are unaudited condensed consolidated financial statements and do not include all necessary disclosures required for complete financial statements.

     In the opinion of the Exchange's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Exchange's financial position, results of operations and cash flows for the dates and interim periods covered. Interim period operating results may not be indicative of the operating results for a full year. This information should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998 and for each year in the three-year period ended December 31, 1999.

     Accounting principles generally accepted in the United States of America require that management make estimates and assumptions that affect the amounts reported in these statements and accompanying notes. These estimates and assumptions are based on judgment and available information and, consequently, actual results could be materially different from these estimates.

     Certain reclassifications have been made to the prior year amounts to conform to the current presentation. All intercompany balances and transactions have been eliminated in consolidation.

     For a summary of significant accounting policies (which have not significantly changed from December 31, 1999 -- see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 1999 financial statements, which were filed with the SEC on the Exchange's Form S-4 Registration Statement, no. 333-30332, on May 12, 2000.

2.  NEW ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. Generally, once the capitalization criteria of this SOP have been met, external direct costs of materials and services used in development of internal-use software as well as payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. Beginning in 1999, the Exchange capitalized certain development and implementation costs. The Exchange capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Exchange and its estimated useful life. The total amount of internally developed software costs capitalized was $2.1 million and $5.9 million for the nine months ended September 30, 2000 and 1999, respectively, and are included in property and equipment, net on the condensed consolidated balance sheets. All capitalized internally developed software costs are amortized using the straight-line method over the estimated useful lives, not exceeding five years. Prior to 1999, all costs associated with internally developed software were expensed when incurred.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133". The Exchange is in the process of evaluating the impact of adopting SFAS No. 133, as amended by SFAS No. 138.

3.  REVENUE REBATE AND FEE REDUCTION PROGRAMS

     Effective January 1, 1996, the Exchange adopted a fee rebate program, which substantially reduces clearing fees for the NYMEX Division members. Rebates under this program totaled $3.4 and $3.6 million for the three months ended September 30, 2000 and September 30, 1999, respectively, and $9.9 and $9.8 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Clearing and transaction fees are presented in the unaudited condensed consolidated statements of operations and members' equity net of these rebates.

     The Exchange also adopted several incentive programs for members for the purpose of reducing various operating costs such as telephone, rent and marketing expenses. These incentive programs totaled $1.0 million and $900,000 for the three months ended September 30, 2000 and September 30, 1999, respectively, and $2.0 and $2.1 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Other revenues are presented in the unaudited condensed consolidated statements of operations and members' equity net of fee reductions related to these programs.

4.  SEGREGATED FUNDS

     The Exchange is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Exchange as margin for house and customer accounts. These assets belong to the clearing member firms and are not included in the accompanying unaudited condensed consolidated financial statements. At September 30, 2000 and 1999, $245,323 and $35,884,991 of cash, $4,233,617,050 and $3,323,682,350 of U.S.
Treasury obligations, and $15,300,000 and $0 of U.S. Treasury obligations purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division of the Exchange. In addition, at September 30, 2000 and 1999, the NYMEX Division held irrevocable letters of credit amounting to $154,652,000 and $103,106,000, respectively, which are used by clearing members to meet their obligations to the Exchange for margin requirements on both open futures and options positions, as well as delivery obligations, in lieu of depositing cash and/or securities. The Exchange invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the clearing member firms depositing such securities.

     At September 30, 2000 and 1999, the segregated funds of the Exchange's Commodity Exchange, Inc. ("COMEX") Division consisted of $77,803 and $3,752,952 in cash, $632,845,000 and $1,246,405,000 in U.S. Treasury obligations, and $1,120,000 and $6,840,000 of U.S. Treasury obligations purchased under agreements to resell, respectively. The COMEX Division also held irrevocable letters of credit aggregating $37,800,000 and $37,950,000 as of September 30, 2000 and 1999, respectively.

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

     At September 30, 2000 and 1999, the total deposits maintained in the NYMEX Division Guaranty Fund were $81,156,000 and $84,256,000, respectively. At September 30, 2000 and 1999, the total deposits for the COMEX Division Guaranty Fund were $78,975,525 and $74,258,150, respectively.

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

                                             NYMEX               COMEX               TOTAL
                                       -----------------   -----------------   ------------------
                                       3 MOS.    9 MOS.    3 MOS.    9 MOS.    3 MOS.     9 MOS.
                                       -------   -------   -------   -------   -------   --------
Three and Nine Months Ended September
  30, 2000
OPERATING REVENUES:
  Clearing and transaction fees
    Regular trading hours(1).........  $20,515   $61,422   $ 3,831   $14,263   $24,346   $ 75,685
    NYMEX ACCESS(R)(2)...............    1,566     4,245       121       497     1,687      4,742
    Member fee rebates...............   (3,386)   (9,940)      N/A       N/A    (3,386)    (9,940)
  Market data fees...................    4,824    14,024     4,024    11,875     8,848     25,899
  Other, net of rebates..............    1,289     3,448        35        47     1,324      3,495
                                       -------   -------   -------   -------   -------   --------
         Total operating revenues....  $24,808   $73,199   $ 8,011   $26,682   $32,819   $ 99,881
                                       =======   =======   =======   =======   =======   ========
Three and Nine Months Ended September
  30, 1999
OPERATING REVENUES:
  Clearing and transaction fees
    Regular trading hours(1).........  $23,628   $64,805   $ 6,520   $18,811   $30,148   $ 83,616
    NYMEX ACCESS(R)(2)...............    2,181     5,609       275       700     2,456      6,309
    Member fee rebates...............   (3,551)   (9,816)      N/A       N/A    (3,551)    (9,816)
  Market data fees...................    4,605    14,129     3,864    11,939     8,469     26,068
  Other, net of rebates..............      686     2,742       (20)       68       666      2,810
                                       -------   -------   -------   -------   -------   --------
         Total operating revenues....  $27,549   $77,469   $10,639   $31,518   $38,188   $108,987
                                       =======   =======   =======   =======   =======   ========

---------------
(1) Clearing and transaction fees generated from trading on the open outcry system during regular trading hours.

(2) Clearing and transaction fees generated from trading on NYMEX ACCESS(R) (the Exchange's electronic trading system).

7.  REDUCTION-IN-WORKFORCE

     On August 1, 2000, the Exchange implemented a reduction-in-workforce program resulting in the elimination of 10% of the Exchange's staff. These staff reductions encompassed various professional and clerical positions throughout the Exchange. The total cost of this program was $1.8 million, of which

$1.7 million was for severance payments to affected employees and were made by September 30, 2000. The remaining $100,000 of the program's cost represents benefit payments to be made on the affected employees' behalf through the rest of 2000. This $100,000 is reflected in accrued salaries and related liabilities on the Balance Sheet as of September 30, 2000.

8.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Exchange is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of litigation and legal proceedings to which the Exchange is a party as of September 30, 2000 that could have, if resolved against the Exchange, a material adverse effect on its business, operating results or financial condition. While the ultimate result of the proceedings against the Exchange cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters will not have a material adverse effect on the Exchange's consolidated financial position, results of operations or cash flows.

     The Exchange has been named as a defendant in the following legal actions:

     - Ricky Barnes v. New York Mercantile Exchange Inc., Commodity Exchange, Inc., A.J. Contracting Company, Inc., Turner Construction Company, Inc. and Zwicker Electric Company, Inc. This action is pending in New York State Supreme Court (New York County). The Exchange was served with the summons and complaint on or about March 4, 1998. This is a personal injury case that relates to the construction of One North End Avenue. Plaintiff, an employee of Forest Datacom Services, Inc., a subcontractor of A.J. Contracting, alleges that he was injured on December 17, 1996 while working at the One North End Avenue construction site. Plaintiff seeks $10,000,000 in compensatory damages. The Exchange and the Commodity Exchange, Inc. are represented by insurance counsel. The case is currently in discovery. On October 17, 2000 A.J. Contracting filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code; as a result, the action against A.J. Contracting Company, Inc. was stayed.

     - Electronic Trading Systems Corporation v. New York Mercantile
       Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division), and is currently pending in United States District Court for the Southern District of New York. The Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Letters Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that defendants are infringing this patent through use of their respective electronic trading systems. Plaintiff seeks an unspecified amount of royalties. The Exchange is providing its own defense to this action. On September 15, 2000, the Court granted NYMEX's motion to sever and transfer venue to the Southern District of New York. On October 2, 2000, the case was transferred to the Southern District of New York. The case is in discovery.

     - Phillip Petruzzi and Joann Petruzzi v. New York Mercantile Exchange, Inc. and Commodities Exchange Center. This action is pending in New York State Supreme Court (New York County). The summons and complaint were filed on or about December 28, 1995. This is a personal injury claim that relates to plaintiff's trading activity when the Exchange was located at 4 World Trade Center. Plaintiff, an Exchange member, alleges that he was injured on July 23, 1993 while trading in the Natural Gas Ring. Plaintiff seeks $10,750,000 in compensatory damages and $10,000,000 in punitive damages. The punitive damages claim was dismissed by the Court on October 3, 2000. The Exchange is represented by insurance counsel. The case is in discovery.

     - Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10" true names unknown. This action is pending in New York State Supreme Court (Bronx County). The Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with the Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The Exchange has retained counsel to represent it in this matter. The case is in discovery.

     - George Scivoletti and Maryanne Scivoletti v. New York Mercantile Exchange, Inc., Cushman & Wakefield, Inc., Paris Maintenance, Inc., A.J. Contracting Company, Inc. and Space/Management Programs, Inc. This action was originally filed in United States District Court for the Southern District of New York and is currently pending in Supreme Court of the State of New York, County of New York. The summons and complaint were filed on or about February 2, 1998. This is a personal injury case that related to plaintiff's trading activity at the Exchange's One North End Avenue trading facility. Plaintiff alleges that on July 10, 1997 he was injured while trading in the Unleaded Gasoline Ring. Plaintiffs seek a total of $30,000,000 in compensatory damages against defendants. The Exchange is represented by insurance counsel. This action was discontinued without prejudice pursuant to a stipulation of discontinuance on September 2, 1999. The parties have agreed to the refiling of this action in the New York State Court. On June 22, 2000, a complaint was filed in the Supreme Court of the State of New York, County of New York. The Exchange answered the complaint on July 11, 2000 and filed its amended answer on September 7, 2000. On October 17, 2000 A.J. Contracting filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code; as a result, the action against A.J. Contracting Company, Inc. was stayed.

     - Robert Teofrio and Susan Teofrio v. New York Mercantile Exchange, Turner Construction Company, A.J. Construction of New York Inc. and A.J. Contracting Company, Inc. This action is pending in New York State Supreme Court (New York County). The Exchange was served with the summons and complaint on or about July 20, 1998. This is a personal injury case that relates to plaintiff's involvement in the construction of the One North End Avenue facility. Plaintiff is an ironworker employed by Diamond Installations, a subcontractor of Turner Construction. Plaintiff alleges that he was injured on September 11, 1996, while working at the One North End construction site. Plaintiff seeks a total of $11,000,000 in compensatory damages. The Exchange is represented by insurance counsel. This case is in discovery. On October 17, 2000, A.J. Contracting filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code; as a result, the action against A.J. Contracting Company, Inc. was stayed.

     - Western Capital Design, LLC On Its Own Behalf and on behalf of those similarly situated v. New York Mercantile Exchange and John Does "1-50", inclusive. This action was originally filed in State Court in Florida and is currently pending in United States District Court for the Southern District of New York. The Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by the Exchange and Exchange members regarding the execution of heating oil and natural gas options. Plaintiff alleges that the prices it was charged for heating oil and natural gas options were improper and that these improper transactions affected the market price at which plaintiff transacted its trading. Plaintiff seeks unspecified compensatory damages and $75,000,000 in punitive damages. The Exchange has retained counsel to represent it in this matter. This action was removed from State Court to Federal Court in Florida by notice of removal filed March 8, 1999. Venue was then transferred to the Southern District of New York by an order dated May 11, 1999. The Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. The Exchange was served with an amended complaint on or about April 26, 2000. The Exchange's motion to dismiss the amended complaint was argued on October 3, 2000.

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

9.  SUBSEQUENT EVENTS

     On October 4, 2000, the Board of Directors voted to terminate the NYMEX Division Members' Retention and Retirement Plan. Termination of the Plan provides for payment of discounted benefits to participants to the extent of assets placed in trust for the Plan. The value of the Plan's assets and the related liability, as of September 30, 2000, was $33.5 million; the Exchange made a contribution, which was approved by the Board of Directors for September 2000, of $3.6 million to the Plan on October 5, 2000. This amount has been accrued and included in the subordinated commitment on the balance sheet as of September 30, 2000.

     On October 23, 2000, the Exchange received a favorable private letter ruling from the Internal Revenue Service notifying the Exchange that there would be no tax consequences to the Exchange or any of its members as a result of the demutualization transaction. Receipt of the ruling was the last significant condition required to complete the demutualization of the Exchange.

     On November 2, 2000, the Board of Directors of the Exchange voted to implement the demutualization transaction effective November 15, 2000 or as soon as practicable thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER NYMEX DIVISION MEMBERSHIP AND STATISTICAL DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Exchange during the three and nine months ended September 30, 2000. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

OVERVIEW

     Founded in 1872, the Exchange, based in New York City, is the largest commodity exchange for trading energy futures and options contracts, including contracts for crude oil, natural gas, heating oil, unleaded gasoline, propane and electricity, based upon data reported by the Futures Industry Association. The Exchange is also the second largest commodity exchange for trading platinum group metals contracts, including futures contracts for platinum and palladium and options contracts for platinum. Through the Exchange's COMEX subsidiary, the Exchange is the largest commodity exchange for trading precious metals futures and options contracts, including contracts for gold and silver, based upon data reported by the Futures Industry Association. COMEX also provides for trading copper and aluminum futures and options contracts, FTSE Eurotop 100(R) stock index futures and options and FTSE Eurotop 300(R) stock index futures. The FTSE Eurotop(R) contracts are based on an index designed to measure the collective performance of a sector of the European equities market.

DEMUTUALIZATION

     On May 12, 2000, the Exchange's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the SEC. The demutualization transaction will entail a two-step merger process: first merging NYMEX into a newly formed Delaware non-stock corporation, New York Mercantile Exchange, Inc. ("NYMEX Exchange"), and, second, NYMEX Exchange will merge with a subsidiary (NYMEX Merger Sub, Inc.,) of a newly formed, stock holding company also organized under Delaware law named NYMEX Holdings, Inc. ("NYMEX Holdings"). NYMEX Exchange will survive this merger and become a wholly owned subsidiary of NYMEX Holdings. As a result, NYMEX Holdings will own all of the equity of NYMEX Exchange and current NYMEX Division members will receive all of the stock of NYMEX Holdings, while retaining their trading privileges in NYMEX Exchange. In the first merger, each NYMEX member will receive one Class A membership and one Class B membership in NYMEX Exchange for each NYMEX Division membership that the member owns. The Class A membership represents the trading privileges associated with a NYMEX Division membership. The Class B membership represents an economic interest in NYMEX Exchange -- a right to dividends and liquidation of proceeds. In the second merger, each member's Class B membership will be exchanged for one share of common stock in NYMEX Holdings. NYMEX Holdings' interest in its subsidiary will be converted into the sole outstanding Class B membership in NYMEX Exchange.

     On June 20, 2000, the NYMEX Division members voted and approved the Exchange's demutualization plan.

     On July 26, 2000, the Exchange received approval from the CFTC to transfer its "contract market" designations from the Exchange to NYMEX Exchange upon consummation of the demutualization transaction.

     On October 23, 2000, the Exchange received a favorable private letter ruling from the Internal Revenue Service notifying the Exchange that there would be no tax consequences to it or any of its members as a result of the demutualization transaction. Receipt of the ruling was the last significant condition required to complete the demutualization of the Exchange.

     On November 2, 2000, the Board of Directors of the Exchange voted to implement the demutualization transaction effective November 15, 2000 or as soon as practicable thereafter.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

     The Exchange reported a net loss of $1,898, which was a loss of $2,326 per NYMEX Division membership, a decline of $6,338 compared to the third quarter of 1999. This decline was primarily the result of the following factors:

     - payroll costs associated with the special compensation awarded to the heirs of the Exchange's late president, and the Exchange's implementation of the reduction-in-workforce plan,

     - a decrease in volume and realized rates on cleared contracts on the NYMEX Division,

     - a substantial decline in trading volume on the COMEX Division,

     - costs associated with professional services rendered in connection with the new NYMEX ACCESS(R) system, as well as the development of an e-commerce business.

     The following discussion provides additional information about the components of the Exchange's operating results for the third quarter of 2000:

  Revenues

     Total operating revenues were $32,819 in the third quarter of 2000, down $5,369, or 14%, from the same period in 1999.

     Clearing and transaction fees represent the core business of the Exchange and are directly affected by volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand of the underlying commodities,

     - market perception of price volatility in the commodities and financial markets,

     - weather conditions affecting certain energy commodities,

     - national and international economic and political conditions.

     In the third quarter of 2000, clearing and transaction fees, net of member fee rebates, were $22,647 compared to $29,053 earned during the same quarter last year. This 22% decrease was the result of the following two conditions: (1) a lower average realized rate per contract on the NYMEX Division and (2) a substantial decline in trading volume on the COMEX Division. Member fee rebates, which apply only to NYMEX Division members, amounted to $3,386 and $3,551 for the three months ended September 30, 2000 and 1999, respectively.

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, were $18,695 in the third quarter of 2000, down 16% from the 1999 comparable period. The overall trading volume for the NYMEX Division experienced a moderate decrease, with a higher proportion of trades billed at the lower member rate during the third quarter of 2000 when compared with the same period a year ago.

     - Natural gas commodity trading volume fell 20% compared with the third quarter of 1999 due to lower consumption of natural gas by electric utilities.

     - Crude oil and unleaded gasoline commodity trading volume decreased by 6% and 13%, respectively, during the third quarter of 2000 when compared with the same quarter a year ago. While pricing conditions favored hedging purchases further out into the future, it was not sufficient to compensate for the relatively high prices which discouraged buyers from hedging. By contrast, during the third quarter of 1999, pricing conditions favored the hedging of sales that were further out in time, and prices were at relatively low prices. These differing price conditions resulted in a decrease in trading volume for these commodities during the third quarter of 2000.

     - Heating oil commodity trading volume increased by 32% during the third quarter of 2000 when compared with the same quarter a year ago. U.S. inventories were substantially lower during the third quarter of 2000 compared with the same quarter a year ago, thus increasing suppliers' need to hedge against price changes. This was a leading cause for the significant increase in trading volume during the third quarter of 2000 for this commodity.

     An increase in the ratio of member trades versus non-member trades during the third quarter of 2000 resulted in a lower average realized rate per contract due to the fact that member trades are billed at lower rates.

     The COMEX Division's clearing and transaction fees were $3,952 in the third quarter of 2000, down 42% from the 1999 comparable period. Trading volume significantly decreased in all of the COMEX Division's major contracts: futures and options on futures in gold, silver and copper. Price stagnation persisted in silver. Low prices in copper caused a decline in hedging by producers. The gold market continues to be under pressure from gold sales by the European central banks which have caused lower prices. This resulted in a decrease in hedging by producers and a reduction in investor demand.

     Market data fees, which represent 27% of the Exchange's total operating revenues for the third quarter of 2000, increased by 4.5% in the third quarter of 2000 as compared with the same quarter a year ago. This increase is reflective of more market data subscribers during the third quarter of 2000 when compared with the same period a year ago.

  Operating Expenses

     Total operating expenses were $37,558 during the third quarter of 2000, up 28% from the comparable period in 1999. This $8,217 increase from the same period in 1999 reflected the Exchange's significant expenditures for corporate e-commerce initiatives, professional services associated with demutualization, severance payments and benefits related to staff downsizing, and a special compensation award to the heirs of the Exchange's late president.

     Salaries and employee benefits, which constitute 41% of total operating expenses for the third quarter of 2000, rose 30% from the similar period a year ago. This increase is the result of the following:

     - the $1.8 million special compensation award to the heirs of the Exchange's late president, to be paid out over a three-year period,

     - a reduction-in-workforce program resulting in the elimination of 10% of the Exchange's staff. Severance agreements were issued to all employees affected based on length of service. The cost of this program totaled $1.8 million.

     Professional services increased by $2,237, or 185%, during the third quarter of 2000, over the same quarter a year ago. Consulting services related to the post-implementation phase of the new NYMEX ACCESS(R) system constitutes nearly one-half of this increase. Services rendered on the Exchange's e-commerce initiatives, totaling approximately $1.0 million, substantially contributed to the increase during the third quarter as well. Professional services are expected to continue to increase during the fourth quarter of 2000, as the Exchange concentrates its efforts on e-commerce business development.

     Rent and facility expenses increased by $691, or 20% during the third quarter of 2000 compared to the same period in 1999. Higher utility costs due to the significant rise in energy prices make up the majority of this increase. This trend is expected to continue during the fourth quarter of 2000, as energy prices remain substantially higher than last year's prices.

     Telecommunications, equipment rentals and maintenance increased by $865, or 24%, during the third quarter of 2000 compared to the same quarter last year. This increase is directly attributable to the Exchange's increased support for the NYMEX ACCESS(R) system, its electronic trading platform.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $819, or 29%, in the third quarter of 2000 when compared to the same quarter in 1999. This increase, which is expected to continue throughout the remainder of the year 2000, is the result of amortization expense on internally developed software costs. These costs were incurred on software development projects that were placed into service during the fourth quarter of 1999 and, as a result, there was no amortization expense on these projects prior to the last quarter of 1999.

  Other Income

     Investment income, net of investment advisory fees, increased by $1,101, or 68%, during the third quarter of 2000 when compared to the same quarter in 1999. The Exchange primarily held investments in municipal bonds during the third quarter of 2000. Interest income accounted for $537, or 49%, of the increase, due to higher interest rates earned during the third quarter of 2000 on the Exchange's municipal bond investments. The change in net realized gains on the Exchange's fixed income portfolio contributed $550, or 50%, of the increase. The increased demand for municipal bonds during this period caused yields to fall and market values to increase.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

     The Exchange reported a net loss of $2,333, which was a loss of $2,859 per NYMEX Division membership, a decline of $12,935 compared to the similar period a year ago. This decline was primarily the result of the following:

     - costs associated with professional services rendered in connection with the demutualization plan, the new NYMEX ACCESS(R) system, and the development of an e-commerce business,

     - decrease in the realized rates on cleared contracts on the NYMEX
       Division,

     - a substantial decline in trading volume on the COMEX Division,

     - payroll costs associated with the special compensation awarded to the heirs of the Exchange's late president, and the Exchange's implementation of the reduction-in-workforce program.

     The following discussion provides additional information about the components of the Exchange's operating results during the nine months ended September 30, 2000:

  Revenues

     Total operating revenues were $99,881 for the nine months ended September 30, 2000, down $9,106, or 8%, from the same period in 1999.

     For the nine months ended September 30, 2000, clearing and transaction fees net of member fee rebates were $70,487 compared to $80,109 in the same period last year. This 12% decrease was the result of the following two conditions: a lower average rate realized per contract cleared on the NYMEX Division and a substantial decline in trading volume on the COMEX Division. Member fee rebates, which apply only to NYMEX Division members, amounted to $9,940 and $9,816 for the nine months ended September 30, 2000 and 1999, respectively

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, were $55,727 in the first nine months of 2000, down 8% from the 1999 comparable period. While the NYMEX Division's overall trading volume was virtually unchanged, decreasing by 0.5%, more trades were billed at the lower member rate. Volatility existed in several contracts.

     - Unleaded gasoline trading volume increased by 8% when compared to the same period a year ago. The price of the underlying unleaded gasoline commodity increased, which led to higher options on futures contracts trading during this period, particularly in the spring of 2000, when compared with the same period a year ago. Price instability, primarily during the first six months of 2000, led to this volume increase.

     - Heating oil trading volume increased by 7% during the nine months ended September 30, 2000 when compared with the same nine month period a year ago. U.S. inventories were substantially lower, particularly during the third quarter of 2000 when compared with the same period a year ago, thus increasing buyers' and sellers' need to hedge against price changes. This was a leading cause for the significant increase in trading volume during the nine months ended September 30, 2000 for this commodity.

     The COMEX Division's clearing and transaction fees were $14,760 in the first nine months of 2000, a decrease of 24% from the comparable 1999 period. Trading volume significantly decreased in all three of COMEX's major futures and options on futures contracts in gold, silver, and copper. Price stagnation persisted in silver. Low prices in copper caused a decline in hedging by producers. The gold market continues to be under pressure from gold sales by the European central banks, which have caused lower prices. This resulted in a decrease in hedging by producers and a reduction in investor demand.

     Market data fees, which represent 26% of the Exchange's total operating revenues for the first nine months of 2000, remained virtually unchanged as compared with the same period a year ago.

  Operating Expenses

     Total operating expenses were $106,044 during the first nine months of 2000, up 23% from the comparable period in 1999. A significant portion of the $19,860 increase from the year-ago period reflected the Exchange's considerable expenditures for e-commerce initiatives, costs associated with the demutualization transaction, special compensation awarded to the heirs of the Exchange's late president, and the implementation of the reduction-in-workforce plan.

     Salaries and employee benefits, which constitute 36% of year-to-date 2000 operating expenses, rose 13% from the similar period a year ago. This increase is the result of the following:

     - a $1.8 million special compensation award to the heirs of the Exchange's late president, to be paid out over a three-year period,

     - a reduction-in-workforce program resulting in the elimination of 10% of the Exchange's staff. Severance agreements were issued to all employees affected based on length of service. The cost of this program totaled $1.8 million.

     Professional services increased by $9,792, or 191%, during the nine months ended September 30, 2000, compared with the similar period a year ago. Consulting services related to the post-implementation phase of the new NYMEX ACCESS(R) system as well as financial advisory expenses and legal costs relating to the Exchange's demutualization plan constitute the majority of this increase. Professional services in connection with the Exchange's e-commerce initiatives substantially contributed to this increase during the first nine months of 2000 as well.

     General and administrative expenses rose $1,188, an 11% increase from the year-ago period. The primary reasons for the increase included printing, delivery, and SEC filing fees related to the work on the demutualization plan.

     Rent and facility expenses increased by $2,361, or 26%, during the first nine months of 2000 compared to the same period ended in 1999. A significant increase in real estate taxes due to expiring abatements was the primary reason for this increase. Light, heat, and power costs also rose, increasing by 45% during the first nine months of 2000 due to the rising rates charged for electricity. This trend is expected to continue during the fourth quarter of 2000, as energy prices remain substantially higher than that of last year.

     Depreciation and amortization of property and equipment, net of deferred credit amortization increased by $1,710, or 20%, in the first nine months of 2000 when compared to the same period during 1999. This increase, which is expected to continue throughout the 2000 year, is the result of amortization expense on internally developed software costs. These costs were incurred on software development projects that were placed into service during the fourth quarter of 1999 and, therefore, there was no amortization expense on these projects prior to the last quarter of 1999.

  Other Income

     Investment income, net of advisory fees, increased by $3,682, or 109%, during the nine months of 2000 when compared to the same period in 1999. Unrealized gains on its fixed income portfolio represented the largest portion of the increase. The Exchange primarily held investments in municipal bonds during the third quarter of 2000. The high demand for municipal bonds during this period caused yields to fall and market values to increase. Interest income from the Exchange's municipal bond portfolio accounted for $1.2 million, or 33%, of the increase.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Exchange has made, and expects to continue to make, significant investments in technology to fund its future growth and increase membership value. A total of $1,699 was invested in capital expenditures during the third quarter of 2000 as the Exchange continued to update and enhance its computer software applications. The Exchange had $129,151 in cash, cash equivalents and marketable securities at September 30, 2000.

  Cash Flow

                                                                  (IN THOUSANDS)
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                               2000            1999
                                                              -------         -------
Net cash provided by (used in):
  Operating activities......................................  $ 2,280         $38,034
  Investing activities......................................   (7,500)        (13,846)
  Financing activities......................................   (1,119)           (832)
                                                              -------         -------
Net (decrease) increase in cash and cash equivalents........  $(6,339)        $23,356
                                                              =======         =======

  Working Capital

                                                                   (IN THOUSANDS)
                                                         AT SEPTEMBER 30,   AT DECEMBER 31,
                                                               2000              1999
                                                         ----------------   ---------------
Current assets.........................................      $154,456          $141,509
Current liabilities....................................        30,429            20,840
                                                             --------          --------
  Working capital......................................      $124,027          $120,669
                                                             ========          ========
Current ratio..........................................        5.08:1            6.79:1

     Current assets at September 30, 2000 increased by $12,947, or 9%, from year-end 1999 primarily as a result of cash flows from net income before depreciation and amortization offset by payments for capital expenditures. The primary changes in current assets consisted of an increase of $21,906 in marketable securities, offset by declines of $5,416 in clearing and transaction fees receivable, and $6,339 in cash and cash equivalents. The decline in receivables was attributable to collection of higher year-end balances. The decrease in cash and cash equivalents was due to maturing year-end repurchase agreements. These proceeds were reinvested in marketable securities.

     Current liabilities at September 30, 2000 increased by $9,589, or 46% from year-end 1999, with increases of $3,788 in accrued salaries and related liabilities and $2,227 in other current liabilities. The increase in accrued salaries and related liabilities consists primarily of the accrual for anticipated year-end employee bonuses. The increase in other current liabilities was primarily attributable to liabilities for unearned revenue from trading floor fees such as booth license fees and clerk fees.

  Future Cash Requirements

     As of September 30, 2000, the Exchange had long-term debt of $100,000. This debt consisted of the following:

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

     On October 4, 2000, the Exchange's Board of Directors voted to terminate the NYMEX Division's Members' Retention and Retirement Plan. Assets of $33.5 million are anticipated to be distributed to Plan participants in January 2001. Such assets are included in current assets in the unaudited condensed consolidated balance sheet as of September 30, 2000.

     enymex(sm), the Exchange's e-commerce initiative, is currently in the detailed design phase of development. A leading consulting firm has been retained as system integrator and will be responsible for ensuring that the complex systems, including trade matching software, are integrated into NYMEX's back-office systems, including its state-of-the-art clearing system, Clearing 21(R). It is anticipated that enymex(sm) will be introduced during the second quarter of 2001. Given the technical complexity of the system, it is anticipated that there will be significant capital and operating expenditures associated with the development and launch of enymex(sm).

     NYMEX believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future. In addition, following its demutualization, NYMEX will have the ability, and may seek, to raise capital through issuances of stock in the private and public capital markets.

RECENT DEVELOPMENTS

     On July 20, 2000, the President of both NYMEX Holdings and the Exchange, R. Patrick Thompson, passed away. Mr. Thompson, who was associated with the Exchange as either a member or an executive for 20 years and was appointed President in October 1989. Previously, Mr. Thompson served as Executive Vice President, Senior Vice President of Compliance, and General Counsel of the Exchange.

     During his tenure as President of the Exchange, Mr. Thompson made his most valuable contributions, helping to transform the Exchange into a recognized global leader in developing confidence in the commodity markets. Mr. Thompson was instrumental in the successful launch of the natural gas futures contract in 1990, one of the largest energy contracts presently traded. He was also instrumental in the acquisition of COMEX in 1994. The Exchange experienced a 110% growth in revenues during his presidency and had become the sixth largest futures exchange in the world by the time of his death.

     Mr. Neal Wolkoff, Executive Vice President of the Exchange, has assumed the duties and responsibilities of the President of the Exchange until a successor has been duly elected and qualified. Mr. Wolkoff has been associated with the Exchange since 1981.

     On September 22, 2000, the Exchange executed a letter of intent with Kiodex, Inc., an application service provider of risk management solutions for the commodity and derivatives markets, to use its trade engine platform as the order-matching system for enymex(sm). This platform is an automated, scalable, fault-tolerant order-matching system that will enable customers to enter orders for derivative commodity products and receive executions and confirmations. enymex(sm), a business endeavor approved by the Exchange's Board of Directors in May 2000 and expected to be operational in the second quarter of 2001. enymex(sm) is expected to become the premier, global exchange for trading and clearing a wide range of standardized physical commodity contracts, with an initial focus in the energy markets.

     The Exchange plans to integrate enymex(sm) with its proven clearing infrastructure to provide counter-party risk management and net margining of positions across derivatives markets, and to combine the interface of an electronic derivatives market with routing to the Exchange's established futures and options market.

     NYMEX is currently in discussions with several potential alliance partners to provide third party network connectivity to enymex(sm), content and pricing information for the enymex(sm) web site, and clearing services to external organizations. It is anticipated that agreements with these potential alliance partners will be finalized in the near term. On November 2, 2000, a letter of intent was signed with Platts, a division of the McGraw-Hill Companies, Inc., to enable NYMEX to license certain Platts energy and metals pricing data for use with energy products.

     On October 4, 2000 the Exchange's Board of Directors voted to terminate the NYMEX Division's Members' Retention and Retirement Plan. The assets of this Plan are held in a trust and will be distributed in January 2001. The value of the assets and related liability, as of September 30, 2000, was $33.5 million; the Exchange made a contribution of $3.6 million on October 5, 2000. This amount has been accrued and included in the subordinated commitment on the balance sheet as of September 30, 2000.

     On October 23, 2000, the Exchange received a favorable private letter ruling from the Internal Revenue Service notifying the Exchange that there would be no tax consequence to the Exchange, or any of its members as a result of the demutualization transaction.

     On November 2, 2000, the Board of Directors of the Exchange voted to implement the demutualization transaction effective November 15, 2000 or as soon as practicable thereafter.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Exchange has tried, wherever possible, to identify such statements by using words such as "anticipate," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including; the Exchange's ability to continue to develop and market new innovative products and services and to keep pace with technological change; failure to continue to develop and market a new electronic trading system; failure to obtain or protect intellectual property rights; competitive pressures; financial condition or results of operations; quarterly fluctuations in revenues and volatility of commodity prices; changes in financial or business conditions; ability to attract and retain key personnel; ability to successfully manage acquisitions and alliances; and legal and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Exchange's other filings with the SEC, or in materials incorporated therein by reference.

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

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                             AT SEPTEMBER 30, 2000

                                                                                                          TOTAL      FAIR MARKET
                                                                                              2005      PRINCIPAL    VALUE AS OF
                                                                                              AND         CASH      SEPTEMBER 30,
                                      2000       2001       2002       2003       2004     THEREAFTER     FLOWS         2000
                                    --------   --------   --------   --------   --------   ----------   ---------   -------------
Government Bonds, Federal Agency
  Issues..........................    $ --     $    --     $   --     $   --    $   992     $  19,166    $ 20,158      $20,447
Weighted average interest rate....      --          --         --         --       6.50%         6.93%
U.S. Treasury issues..............      --      10,200         --         --      1,932            --      12,132       12,198
Weighted average interest rate....      --        5.88%        --         --       5.88%           --
Municipal Bonds...................     479       3,122      2,773      2,488      7,561        37,225      53,648       55,223
Weighted average interest rate....    3.46%       6.21%      6.28%      4.95%      6.20%         5.03%
                                      ----     -------     ------     ------    -------     ---------    --------      -------
Total Portfolio, excluding equity
  securities......................    $479     $13,322     $2,773     $2,488    $10,485     $  56,391    $ 85,938      $87,868
                                      ====     =======     ======     ======    =======     =========    ========      =======

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
                                     =======     =====      ======      ====     =======     =========    =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Exchange invests primarily in fixed income securities. Marketable securities bought by the Exchange are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the nine months ended September 30, 2000 and the year ended December 31, 1999, the Exchange had net investment income of $7.0 million and $3.9 million, respectively. Accordingly, a substantial portion of the Exchange's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at September 30, 2000 and December 31, 1999 was $99 million and $77 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $9.9 million and $7.7 million loss for September 30, 2000 and December 31, 1999, respectively. The Exchange also invests in U.S. government securities and repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the consolidated financial statements.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 13th day of November, 2000.

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