Form 10-K
period 2000-12-31
NYMEX HOLDINGS INC
filed 2001-03-29
CIK 1105018

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                             COMMISSION FILE NUMBER

                            ------------------------

                              NYMEX HOLDINGS, INC.

                     DELAWARE                                           13-4098266
             (STATE OF INCORPORATION)                                  (I.R.S. ID.)

                              ONE NORTH END AVENUE
                             WORLD FINANCIAL CENTER
                         NEW YORK, NEW YORK 10282-1101
                                 (212) 299-2000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of NYMEX Holdings, Inc. Capital Stock outstanding as of March 21, 2001 was 816. The aggregate market value of NYMEX Holdings, Inc. Capital Stock held by stockholders of NYMEX Holdings, Inc., as of March 21, 2001 was $581,400,000, based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of March 21, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      PART I
ITEM 1.       Business....................................................       2
ITEM 2.       Properties..................................................      15
ITEM 3.       Legal Proceedings...........................................      15
ITEM 4.       Submission of Matters to a Vote.............................      16
                                     PART II

ITEM 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................      17
ITEM 6.       Selected Financial Data.....................................      17
ITEM 7.       Management's Discussion and Analysis of Consolidated Results
              of Operations and Financial Condition.......................      19
ITEM 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................      27
ITEM 8.       Financial Statements and Supplementary Data.................      28
ITEM 9.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................      28

                                     PART III
ITEM 10.      Directors and Executive Officers of the Registrant and the
              Exchange....................................................      29
ITEM 11.      Executive Officer Compensation..............................      35
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................      37
ITEM 13.      Certain Relationships and Related Transactions..............      38

                                     PART IV
ITEM 14.      Exhibits, Financial Statement Schedule and Reports on Form
              8-K.........................................................      39
              Signatures..................................................      41
              Index to Financial Statements...............................     F-2
              Independent Auditors' Report................................     F-3
              Management's Responsibility for Financial Statements........     F-4

                                     PART I

ITEM 1.  BUSINESS.

Forward-Looking Information -- Safe Harbor Statement

     Certain information set forth herein (other than historical data and information) constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Such statements are based on current expectations. Assumptions, are inherently uncertain, and are subject to risks which should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company's contracts are traded, increased competitive activity, fluctuations in prices of the underlying commodities as well as for trading floor supplies, pit cards and expenses related to trading and clearing contracts, the ability to control costs and expenses, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

Overview

     Throughout this document NYMEX Holdings, Inc., will be referred to as NYMEX Holdings and, together with its subsidiaries, as the "Company." The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc., ("NYMEX Exchange" or "NYMEX Division"), and Commodity Exchange Inc. ("COMEX" or "COMEX Division"), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the "Exchange".)

     NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, heating oil and natural gas. It is also the second largest exchange in the world for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. The participants in NYMEX Exchange and COMEX primarily include institutions involved in the production, consumption and trading of energy and metals products. These market participants use these exchanges for both hedging and speculative purposes.

Description of Business

     NYMEX Exchange's predecessor, the New York Mercantile Exchange, was established in 1872 as the Butter and Cheese Exchange of New York to provide an organized forum for the trading of dairy products. Within a few years, the egg trade became an important part of the business and the name was modified to the Butter, Cheese and Egg Exchange of the City of New York. In order to attract traders of groceries, dried fruits, canned goods and poultry, the name was changed to New York Mercantile Exchange in 1882.

     Energy futures trading was first established with the introduction of the heating oil contract in 1978, the world's first successful energy futures contract. Between 1981 and 1996, contracts followed for gasoline, crude oil, natural gas, propane, and electricity. The platinum futures contract is the world's longest continuously traded precious metals futures contract, and was the first industrial commodity traded on the NYMEX Division. It is considered one of the world's most valuable industrial metals. Palladium futures, the only exchange-traded instrument for that metal, were launched in 1956.

     COMEX was founded in 1933 from the combination of four futures markets; the National Metal Exchange, the Rubber Exchange of New York, the National Raw Silk Exchange, and the New York Hide

Exchange. It initially traded six commodities: copper, hides, rubber, silk, silver and tin. In August 1994, with the acquisition of COMEX, the Exchange became the world's largest physical commodity futures exchange. In addition to the trading of the metals contracts noted above, COMEX also provides for trading of the FTSE Eurotop 100(R) stock index futures and options contracts and FTSE Eurotop 300(R) stock index futures contracts, which are contracts based on indices designed to measure the collective performance of a sector of the European equities market.

  Corporate Reorganization - The Demutualization

     On November 17, 2000, the New York Mercantile Exchange converted from a New York not-for-profit membership association into a Delaware for-profit stock corporation. NYMEX Holdings, Inc., and New York Mercantile Exchange Inc. were formed as a result of a two-step merger.

     First Merger

     In the first merger, the New York Mercantile Exchange merged into NYMEX Exchange, a newly formed, non-stock corporation organized under Delaware law. NYMEX Exchange survived this merger. In the first merger, each NYMEX Division member received one Class A membership and one Class B membership in NYMEX Exchange for each NYMEX Division membership that the member owned. The Class A membership represents the trading privileges associated with a NYMEX Division membership. The Class B membership represents an economic interest in NYMEX Exchange which includes a right to dividends and liquidation proceeds.

     Second Merger

     Immediately after the first merger was completed, NYMEX Exchange merged with a transitory merger subsidiary of NYMEX Holdings, a newly formed stock holding company also organized under Delaware law. NYMEX Exchange survived this merger and became a wholly-owned subsidiary of NYMEX Holdings.

     In the second merger, each member's Class B membership was exchanged for one share of common stock in NYMEX Holdings. NYMEX Holdings' interest in its subsidiary was converted into the sole outstanding Class B membership in NYMEX Exchange.

     Result

     As a result of the two-step merger:

     Each NYMEX Division membership became one Class A membership in NYMEX Exchange and one share of common stock of NYMEX Holdings; NYMEX Holdings holds the sole outstanding Class B membership in NYMEX Exchange; NYMEX Exchange is a subsidiary of NYMEX Holdings; and both NYMEX Exchange and NYMEX Holdings are organized under Delaware law.

     By operation of law, NYMEX Exchange assumed all of the rights and obligations of the New York Mercantile Exchange. All contracts market designations previously held by the New York Mercantile Exchange with the Commodities Futures Trading Commission ("CFTC") have been transferred to NYMEX Exchange.

     NYMEX Holdings, NYMEX Exchange and their subsidiaries were formed for the purpose of providing both open outcry and electronic trading facilities to foster the open outcry trading of commodities. NYMEX Exchange and COMEX are the principal operating subsidiaries of NYMEX Holdings. The Company's principal offices are located at One North End Avenue, World Financial Center, New York, NY 10282. Its telephone number is (212) 299-2000.

Intellectual Property

     The Company presently maintains several trademarks and service marks on a domestic and international scale that protect the Company's name and its products.

Clearinghouse Function

     In addition to providing the facilities necessary for commodities trading, the Company also serves a clearinghouse function. This means that the Exchange stands as a financial intermediary for transactions conducted on its exchanges, and thereby guarantees performance of obligations owed to both buyers and sellers. The Exchange also provides operational infrastructure to allow position matching, reporting and margining for all exchange-traded contracts. The Exchange's clearinghouses employ a margin system and a network of clearing member guarantees to manage default risk. This structure permits parties to trade with one another without individual credit determinations or counter-party credit risk, allows for the daily flow of market-to-market variation margin payments, and allows the Exchange to look to the financial strength of its clearing members as its only customers.

     The Clearing 21(R) system was designed to replace the Company's trade management, data input and clearing systems. This system, a highly flexible, state-of-the-art, clearing system developed jointly with the Chicago Mercantile Exchange, was rolled out in 1999 and is expected to support any anticipated growth in volume or business expansion for the next five to ten years. The Clearing 21(R) system clears trades originating from two sources: the trade management system on the trading floor and NYMEX ACCESS(R) electronic trading. The system consists of the following six modules:

     - Banking -- This module has the ability to handle multi-exchange requirements, as well as process bank transactions, including payments and receipts, and adjustments.

     - Settlement -- Settlement processes and calculates the amounts applied to margin requirements and determines the payment or amount to be received on a transaction.

     - Asset Management -- Asset management processes and calculates the asset inventories maintained by a member as well as values them based on settlement value.

     - Deliveries -- This module handles delivery instructions as well as tracks confirmations of trades.

     - Position Management -- Position management aggregates trades to the clearing member level.

     - Performance Bond -- This module calculates margin based on both delivery and open positions.

     Installation of the final subsystems of Clearing 21(R) is expected to be implemented for the COMEX Division in 2001.

     The Exchange has an excellent risk management track record. No significant clearing member default has occurred since 1985. The 1985 default was at the COMEX Clearing Association ("CCA") prior to the COMEX acquisition, and was promptly resolved. NYMEX Exchange's clearing function enables the Company to guarantee the financial performance of all contracts traded on NYMEX Exchange.

     NYMEX ACCESS(R)

     The Company attempts to provide innovative, state-of-the-art trading systems and facilities to enable it to efficiently serve its customers. To support its expanding international business and product base, the Company has made sizable investments to upgrade the operational efficiency and functionality of both its clearing systems and global electronic trading platform.

     The Exchange launched its NYMEX ACCESS(R) electronic trading system in June 1993. NYMEX ACCESS(R) permits the trading of futures and options contracts on crude oil, heating oil, unleaded gasoline, natural gas and platinum, and futures contracts on gold, silver, copper, aluminum, Middle East sour crude oil, propane, palladium and electricity, through a worldwide network. The system was originally active solely when NYMEX Exchange's trading floor was closed; however, the Exchange now trades its electricity and Middle East sour crude oil contracts exclusively on NYMEX ACCESS(R) throughout the daytime and night sessions. As of December 31, 2000, approximately 723 users were authorized to trade over the system and approximately 505 trader workstations were in place in the United States, United Kingdom, Australia, and Singapore.

     Trading on NYMEX ACCESS(R), achieved a volume level during 2000 of approximately 2.1 million contracts, which accounted for 2% of the Exchange's total trading volume. Volume traded on NYMEX ACCESS(R) has grown at an average annual rate of approximately 25% during the period since its inception in 1993 through December 31, 2000. A new upgraded version of NYMEX ACCESS(R) was launched in November 1999. The new system retains the response time of its predecessor while expanding capacity, using a standard Windows NT interface, and is less costly to operate and easier to maintain than the previous system. The new system offers brokers and their customers a wider range of accounting and data tracking functions. Most importantly, NYMEX ACCESS(R) now allows for daytime trading as well as the potential to trade financial and other commodity products. Toward this end, in March 2000, NYMEX Exchange launched its electricity contracts for trading exclusively on NYMEX ACCESS(R) throughout the daytime and night sessions. Upgrading and modernizing daytime trade matching, and review and correction of clearing operations has also been the focus of a sustained effort by the Company.

Product Distribution

     The Company provides the physical facilities necessary to conduct an open-outcry auction market, electronic trading systems and systems for the matching and clearing of all trades executed on the Exchange.

     The Company also sells real-time market data relating to prices of contracts traded on the NYMEX Division and COMEX Division to third parties. The data is distributed to customers through information vendors. In addition, fees from customers are collected by these vendors and remitted to the Exchange. These information vendors include Reuters, Bridge, ILX Systems and CQG, who distribute the data to subscribers that receive real-time data on terminals at their business or personal locations.

Principal Products

     NYMEX Division

     NYMEX Exchange is the leading commodity exchange for trading energy futures and options contracts, including contracts for crude oil, heating oil, unleaded gasoline, propane, natural gas and electricity, and is a leading exchange for trading platinum group metals futures and options, including contracts for platinum and palladium. The aggregate trading volume in crude oil contributed 30%, 31%, and 28% of the Company's total consolidated revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The aggregate trading volume in natural gas contributed 16%, 15%, and 14% of the Company's total consolidated revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

     COMEX Division

     COMEX provides futures and options trading of precious metals including gold, silver, as well as base metals including copper and aluminum contracts, FTSE Eurotop 100(R) stock index futures and options contracts, and FTSE Eurotop 300(R) stock index futures contracts. The Company's gold and silver futures and options contracts are the world's principal exchange-traded instruments for these commodities.

     The following is a list of the contracts traded and open interest in those contracts on both the NYMEX Division and COMEX Division:

                        NYMEX DIVISION CONTRACTS TRADED

                               1996                     1997                     1998                      1999
                      ----------------------   ----------------------   -----------------------   -----------------------
                       FUTURES      OPTIONS     FUTURES      OPTIONS     FUTURES      OPTIONS      FUTURES      OPTIONS
                      ----------   ---------   ----------   ---------   ----------   ----------   ----------   ----------
Light Sweet Crude
 Oil................  23,487,821   5,271,456   24,771,375   5,790,333   30,495,647    7,448,095   37,860,064    8,161,976
Henry Hub Natural
 Gas................   8,813,867   1,234,691   11,923,628   2,079,607   15,978,286    3,115,765   19,165,096    3,849,454
N.Y. Heating Oil....   8,341,877   1,108,935    8,370,964   1,147,034    8,863,764      669,725    9,200,703      695,558
New York Harbor
 Unleaded
 Gasoline...........   6,312,339     655,965    7,475,145   1,033,778    7,992,269      730,421    8,701,216      600,009
Platinum............     802,468      36,175      698,597      31,139      528,269       14,183      567,268       11,146
Palladium...........     205,610         N/A      238,716         N/A      131,250          N/A       75,394          N/A
California-Oregon
 Border
 Electricity........      52,340       7,650      120,896      13,495      128,423       19,989       52,032        3,761
Palo Verde
 Electricity........      17,548       3,964      155,977      19,328      139,738       28,597       51,852        4,419
Heating Oil-Crude
 Oil Spread
 Options............         N/A      45,920          N/A      18,657          N/A       36,615          N/A       46,482
Gasoline-Crude Oil
 Spread Options.....         N/A      31,743          N/A      41,867          N/A       22,575          N/A       46,281
Propane.............      53,903         N/A       40,255         N/A       43,868          N/A       37,544          N/A
Cinergy
 Electricity........         N/A         N/A          N/A         N/A       48,483        2,597       34,367        1,419
Entergy
 Electricity........         N/A         N/A          N/A         N/A       42,580        1,855       20,528          105
PJM Electricity.....         N/A         N/A          N/A         N/A          N/A          N/A        3,254          N/A
Permian Basin
 Natural Gas........       8,811           0           15           0            0            0            0          N/A
Alberta Natural
 Gas................       2,876          15          110           0            0            0            0          N/A
Middle East Sour
 Crude Oil..........           0         N/A            0         N/A            1          N/A            0          N/A
Gulf Coast Unleaded
 Gasoline...........           0         N/A            0         N/A            0          N/A            0          N/A
                      ----------   ---------   ----------   ---------   ----------   ----------   ----------   ----------
       Total........  48,099,460   8,396,514   53,795,678   10,175,238  64,392,578   12,090,417   75,769,318   13,420,610
                      ==========   =========   ==========   =========   ==========   ==========   ==========   ==========

                               2000
                      -----------------------
                       FUTURES      OPTIONS
                      ----------   ----------
Light Sweet Crude
 Oil................  36,882,692    7,460,052
Henry Hub Natural
 Gas................  17,875,013    5,335,800
N.Y. Heating Oil....   9,631,376    1,385,968
New York Harbor
 Unleaded
 Gasoline...........   8,645,182    1,012,460
Platinum............     320,924        7,065
Palladium...........      50,766          N/A
California-Oregon
 Border
 Electricity........       7,060            0
Palo Verde
 Electricity........      21,477            0
Heating Oil-Crude
 Oil Spread
 Options............         N/A       42,363
Gasoline-Crude Oil
 Spread Options.....         N/A       16,348
Propane.............      26,075          N/A
Cinergy
 Electricity........         461            0
Entergy
 Electricity........          34            0
PJM Electricity.....         188          N/A
Permian Basin
 Natural Gas........           0          N/A
Alberta Natural
 Gas................           0          N/A
Middle East Sour
 Crude Oil..........          25          N/A
Gulf Coast Unleaded
 Gasoline...........           0          N/A
                      ----------   ----------
       Total........  73,461,273   15,260,056
                      ==========   ==========

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     "0" means contract was available for trading but no trades were executed.

                         NYMEX DIVISION OPEN INTEREST*

                      DECEMBER 31, 1996   DECEMBER 31, 1997    DECEMBER 31, 1998      DECEMBER 31, 1999      DECEMBER 31, 2000
                      -----------------   -----------------   -------------------   ---------------------   -------------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS    FUTURES    OPTIONS    FUTURES     OPTIONS    FUTURES    OPTIONS
                      -------   -------   -------   -------   ---------   -------   ---------   ---------   -------   ---------
Light Sweet Crude
 Oil................  364,170   439,536   413,045   363,639     483,327   420,962     501,819     557,221   407,646     532,965
Henry Hub Natural
 Gas................  143,846   120,431   186,815   221,849     222,576   242,379     246,629     369,520   353,093     513,901
N.Y. Heating Oil....   95,408   104,877   152,476    86,415     176,361    66,632     135,259      58,593   124,664     147,976
New York Harbor
 Unleaded
 Gasoline...........   59,806    32,886   100,742    25,965     100,465    26,859      89,804      45,854    90,242      38,791
Platinum............   25,990     3,276    10,983     1,141      11,543       413      11,953         326     8,429         305
Palladium...........    7,995       N/A     3,565       N/A       2,861       N/A       2,869         N/A     1,848         N/A
California-Oregon
 Border
 Electricity........    3,196     1,743     5,336     2,904       2,401       268       1,974           1         0           0
Palo Verde
 Electricity........    1,218       899     4,515     2,191       1,537        10       1,769           0        73           0
Heating Oil-Crude
 Oil Spread
 Options............      N/A     2,655       N/A     1,998         N/A     4,845         N/A       5,235       N/A       4,488
Gasoline-Crude Oil
 Spread Options.....      N/A     1,645       N/A     2,521         N/A       977         N/A       1,411       N/A       1,625
Propane.............    3,222       N/A     2,019       N/A       4,068       N/A       2,408         N/A       907         N/A
Cinergy
 Electricity........      N/A       N/A       N/A       N/A       2,087     1,490         193           0        25           0
Entergy
 Electricity........      N/A       N/A       N/A       N/A       2,653        50          25           0         0           0
PJM Electricity.....      N/A       N/A       N/A       N/A         N/A       N/A         372         N/A         0         N/A
Permian Basin
 Natural Gas........       50         0         0         0           0         0           0         N/A         0         N/A
Alberta Natural
 Gas................      162         0         0         0           0         0           0         N/A         0         N/A
Middle East Sour
 Crude Oil..........        0       N/A         0       N/A           0       N/A           0         N/A         0         N/A
Gulf Coast Unleaded
 Gasoline...........        0       N/A         0       N/A           0       N/A           0         N/A         0         N/A
                      -------   -------   -------   -------   ---------   -------   ---------   ---------   -------   ---------
       Total........  705,063   707,948   879,496   708,623   1,009,879   764,885     995,074   1,038,161   986,927   1,240,051
                      =======   =======   =======   =======   =========   =======   =========   =========   =======   =========

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     "0" means contract was available for trading but no trades were executed.

     * Open Interest as recorded on the last business day of the years 1996 to 2000.

                        COMEX DIVISION CONTRACTS TRADED

                               1996                     1997                     1998                     1999
                      ----------------------   ----------------------   ----------------------   ----------------------
                       FUTURES      OPTIONS     FUTURES      OPTIONS     FUTURES      OPTIONS     FUTURES      OPTIONS
                      ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
Gold................   8,902,179   2,079,663    9,541,904   2,064,883    8,990,094   1,945,366    9,575,788   2,815,831
Silver..............   4,870,808     949,239    4,893,520     842,923    4,094,616     818,053    4,157,500     725,885
High Grade Copper...   2,311,919     150,339    2,356,170     133,603    2,483,610     153,332    2,852,962     160,857
Aluminum............         N/A         N/A          N/A         N/A          N/A         N/A       27,978         642
FTSE Eurotop 100(R)
 Index..............      38,925           0       47,427           0       50,619           0       25,181           0
FTSE Eurotop 300(R)
 Index..............         N/A         N/A          N/A         N/A          N/A         N/A        6,279         N/A
5 Day Gold Option...         N/A         150          N/A         N/A          N/A         N/A          N/A         N/A
5 Day Silver
 Option.............         N/A          96          N/A         N/A          N/A         N/A          N/A         N/A
5 Day High Grade
 Copper Option......         N/A           0          N/A         N/A          N/A         N/A          N/A         N/A
                      ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
       Total........  16,123,831   3,179,487   16,839,021   3,041,409   15,618,939   2,916,751   16,645,688   3,703,215
                      ==========   =========   ==========   =========   ==========   =========   ==========   =========

                               2000
                      ----------------------
                       FUTURES      OPTIONS
                      ----------   ---------
Gold................   6,643,464   2,083,414
Silver..............   3,117,017     579,085
High Grade Copper...   2,778,124      65,043
Aluminum............      46,099           0
FTSE Eurotop 100(R)
 Index..............       4,800           0
FTSE Eurotop 300(R)
 Index..............      36,863         N/A
5 Day Gold Option...         N/A         N/A
5 Day Silver
 Option.............         N/A         N/A
5 Day High Grade
 Copper Option......         N/A         N/A
                      ----------   ---------
       Total........  12,626,367   2,727,542
                      ==========   =========

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     "0" means contract was available for trading but no trades were executed.

                         COMEX DIVISION OPEN INTEREST*

                      DECEMBER 31, 1996   DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 2000
                      -----------------   -----------------   -----------------   -----------------   -----------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Gold................  189,805   328,367   177,770   404,403   162,912   432,256   155,914   629,296   111,307   302,517
Silver..............   84,693    59,319    98,906   106,258    75,353    60,858    76,387    64,209    72,121    62,417
High Grade Copper...   49,176    12,637    70,078    15,214    71,975    19,960    71,753    12,142    69,752     5,190
Aluminum............      N/A       N/A       N/A       N/A       N/A       N/A       571         0     1,907         0
FTSE Eurotop 100(R)
 Index..............    2,461         0     2,200         0     1,811         0       387         0       215         0
FTSE Eurotop 300(R)
 Index..............      N/A       N/A       N/A       N/A       N/A       N/A       552       N/A       899       N/A
5 Day Gold Option...      N/A         0       N/A       N/A       N/A       N/A       N/A       N/A       N/A       N/A
5 Day Silver
 Option.............      N/A         0       N/A       N/A       N/A       N/A       N/A       N/A       N/A       N/A
5 Day High Grade
 Copper Option......      N/A         0       N/A       N/A       N/A       N/A       N/A       N/A       N/A       N/A
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
       Total........  326,135   400,323   348,954   525,875   312,051   513,074   305,564   705,647   256,201   370,124
                      =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     "0" means contract was available for trading but no trades were executed.

     * Open Interest as recorded on the last business day of the years 1996 to 2000.

Competitive Environment

     According to information provided by the Futures Industry Association ("FIA"), based on 2000 trading volume of approximately 104.1 million contracts, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. Physical commodity based futures exchanges are exchanges that primarily trade futures contracts based upon a physical commodity, such as crude oil or gold. Futures exchanges include physical commodity based futures exchanges as well as exchanges that primarily trade futures contracts based upon financial instruments. The two U.S. futures exchanges with greater volume, the Chicago Board of Trade and the Chicago Mercantile Exchange, trade primarily futures contracts based upon financial instruments, such as stock indices or fixed income products. Similarly, on a worldwide level, those futures exchanges that had greater trading volume in 2000, including the Chicago Board of Trade and the Chicago Mercantile Exchange, traded primarily equity based and fixed income based financial instruments.

     The marketplace for the Exchange's contracts exists both in the physical format of open-outcry ring trading, which takes place on the trading floor facilities, and electronically through the technological innovations described herein. Exchanges designated as "contract markets" can compete with the Exchange in offering market trading of futures and options contracts in both of these formats. In addition, over-the-counter ("OTC") trading of similar contracts, which consists of the direct negotiation between two parties as to the terms of a contract, represents a principal source of competition for the Exchange and is expected to be a significant factor affecting the Exchange's trading volumes and operating revenues. Nevertheless, given the Company's belief that OTC products and exchange-traded futures and options are, in certain aspects, complementary risk management tools, the Company views the OTC derivatives market as a "quasi-competitor."

     The Company encounters competition in all aspects of its businesses. The futures industry includes approximately 70 exchanges located in 27 countries, including 10 principal futures exchanges in the United States. According to the FIA statistics for 2000, the Exchange is the sixth largest principal futures exchange in the world. International exchanges upon which contracts that are the same or similar to those traded on the Exchange include, without limitation, the International Petroleum Exchange, United Kingdom (solely in respect of its crude oil products), the London Metal Exchange, United Kingdom (copper and aluminum) and the Tokyo Commodity Exchange, Japan (platinum, palladium, aluminum and certain energy products). Nevertheless, other futures exchanges that do not have contracts relating to commodities traded on the Exchange, by trading different contracts in different niches, essentially reduce product diversification opportunities. In addition, the Exchange potentially competes with all exchanges with respect to potential new products and for investors' speculative funds.

     Volume on foreign futures and options exchanges is growing rapidly, which potentially may take away volume from the Company. The Company also faces the threat of competition from the activity of foreign exchanges in the United States. For example, the London Metal Exchange's decision to open copper warehouses in the United States could have an adverse impact on arbitrage opportunities of copper market participants.

     Shown below is a list of the largest principal futures exchanges in the world and their country of location, 2000 total contract volumes and the three most actively traded products on each of them as reported by the FIA.

              2000 TOTAL CONTRACT VOLUMES AND MOST ACTIVE PRODUCTS

EUREX, Germany and Switzerland...........  364,833,663   Euro-BUND futures, Euro-BOBL futures, DAX
                                                         options
Chicago Board of Trade, U.S..............  233,528,558   U.S. T-Bond futures, U.S. T-Bond options, Ten
                                                         Year T-Note future
Chicago Mercantile Exchange, U.S.........  231,114,296   3 Month Eurodollar futures, S&P 500 Index
                                                         futures, 3 Month Eurodollar options
Paris Bourse, SA.........................  147,065,643   Euro Notional Bond Futures, CAC 40 Index
                                                         (Long Term) options, all options on
                                                         individual equities, CAC 40 10 Euro futures
London International Financial Futures
  Exchange, U.K..........................  125,569,936   3 Month Euribor futures, 3 Month Sterling
                                                         futures, FTSE 100(R) Index futures
New York Mercantile Exchange, U.S........  104,075,238   Crude Oil futures, Natural Gas futures,
                                                         Heating Oil futures
B, M & F, Brazil.........................   82,945,277   Interest Rate futures, U.S. Dollar futures,
                                                         Interest Rate swap futures
London Metal Exchange, U.K...............   66,445,247   High Grade Primary Aluminum futures,
                                                         Copper-Grade A futures, Special High Grade
                                                         Zinc futures
Tokyo Commodity Exchange, Japan..........   50,851,882   Gasoline, Platinum, and Gold

Sydney Futures Exchange, Australia.......   31,299,021   3 Year Treasury Bonds, 90 day Bank Bills, and
                                                         10 Year Treasury Bonds

     Historically, the futures industry has been characterized by significant concentration, with exchanges generally developing niches in product categories that, for the most part, have not substantially competed with futures and options contracts traded on other exchanges, despite the lack of significant regulatory obstacles to doing so. The liquidity provided by trading in a particular contract on an exchange, as described above, typically creates a competitive advantage for such exchange as compared to other exchanges considering offering rival contracts. With certain exceptions, most of the trading conducted in a futures product occurs on a single futures exchange.

     The Exchange, like other commodity and financial exchanges, is directly affected by such factors as national and international economic and political conditions, broad trends in business and finance, legislation and regulations affecting the national and international financial and business communities (including taxes), currency values, the level and volatility of interest rates, fluctuation in the volume and price levels in the commodities markets and perception of stability in the commodities and financial markets. From time to time, the federal government has considered imposing a transaction tax on futures and options contracts, which would increase the costs of trading the Exchange's contracts. These and other factors can affect the Exchange's volume of trading and the stability and liquidity of the commodities markets. A reduced volume of commodity transactions and reduced market liquidity would result in lower revenues for the Company from transaction and clearing fees. In periods of reduced transactions, the Company's profitability would also likely be adversely affected because certain of its expenses are relatively fixed.

     The Company is attempting to internationalize its customer base, in large part by undertaking a large-scale marketing effort to introduce risk management analysis and techniques to potential customers abroad. Toward achieving that end, the Company has placed terminals for trading NYMEX ACCESS(R), the Company's electronic trading system, in the United Kingdom and in Australia, through a linkage with the Sydney Futures Exchange. In addition, the Company concluded an agreement in 1999 with the Singapore International Monetary Exchange, now known as the Singapore Exchange Derivatives Trading Limited, to install NYMEX ACCESS(R) terminals on the desks of experienced traders in that country. The design and introduction of products aimed specifically at global markets make up a key component of the Company's international strategy. While a number of the Company's contracts such as gold and crude oil have long had a global following, the Middle East Sour Crude oil futures and options contracts marked the first product designed primarily for a regional overseas market and to trade exclusively on NYMEX ACCESS(R). The Company anticipates that the soon to be launched Central Appalachian coal contract will draw strong interest from the growing international coal market.

Recent Business Developments

     Demutualization Transaction

     On May 12, 2000, the Company's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the Securities and Exchange Commission. On June 20, 2000, the NYMEX Division members voted and approved the Company's demutualization plan. On July 26, 2000, the Company received approval from the CFTC to transfer its "contract market" designations from the Exchange to NYMEX Exchange upon consummation of the demutualization transaction. On October 23, 2000, the Company received a favorable private letter ruling from the Internal Revenue Service that there would be no adverse tax consequence to the Company, or any of its members as a result of the demutualization transaction. On November 2, 2000, the Board of Directors of the Company voted to implement the demutualization transaction. This transaction was successfully completed on November 17, 2000.

     Reduction-In-Workforce

     On August 1, 2000, the Company implemented a Reduction-In-Workforce program resulting in the elimination of 10% of the Company's staff. This program was adopted in an effort to establish a more cost-efficient business structure in response to competition. These staff reductions encompassed various professional and clerical positions throughout the Company. Restructuring and related costs recorded in fiscal 2000 totaled $1.9 million pretax or $2,328 per share. $1.8 million of these charges were for severance payments to affected employees, $100,000 of which is owed as of December 31, 2000. The remaining $100,000 of the program's costs represents benefits payments made to employees for the rest of the 2000 year.

     enymex(SM) Trading Platform

     enymex(SM) combines the Company's 129 years of market expertise and leadership with state-of-the-art technology to create a powerful electronic trading platform that will provide users with a comprehensive system for commodity risk management. enymex(SM) is an Internet-based trading platform that will be open to all clearing member approved participants. enymex(SM) will initially accommodate trading in energy products that naturally complement NYMEX Division's existing liquid benchmark energy contracts. In the future, trading on enymex(SM) is expected to expand to include contracts in electricity, precious and base metals and possibly bandwith, weather and emissions. enymex(SM) will enable its users to trade commodity products that previously could only be traded over-the-counter, in an environment that is neutral and centralized and that is supported by the Exchange's clearing operations and more than a century of experience in exchange management.

     To assist in the development and project management of enymex(SM), the Company has retained Accenture (formerly Andersen Consulting) in these endeavors. Initially, Accenture was retained to assist the Company in the creation of the enymex(SM) business plan. Currently, Accenture is being retained as overall systems integrator for the project. enymex(SM) is a business endeavor approved by the Company's Board of

Directors in May 2000 and expected to be operational in the second quarter of 2001, although there can be no assurance that enymex(SM) will be launched within this time frame. enymex(SM) is expected to become the premier, global exchange for trading and clearing a wide range of standardized physical commodity contracts, with an initial focus in the energy markets. The Company plans to integrate enymex(SM) with its proven clearing infrastructure to provide counter-party risk management and net margining of positions across derivatives markets, and to combine the interface of an electronic derivatives market with order routing to the Company's established futures and options market. On February 15, 2001, the Company executed agreements with Kiodex, Inc., an application service provider of risk management solutions for the commodity and derivatives markets, to use its trade engine platform as the order-matching system for enymex(SM). This platform is an automated, scalable, fault-tolerant order-matching system that will enable customers to enter orders for derivative commodity products and receive executions and confirmations. On March 14, 2001, the Company announced an agreement with Global View Software, Inc., a provider of software solutions and integrated information for commodities markets, to develop the infrastructure for the enymex(SM) customer interface. The Company is currently in discussions with several potential alliance partners to provide third party network connectivity to enymex(SM), content and pricing information for the enymex(SM) web site, and clearing services to external organizations. It is anticipated that agreements with these potential alliance partners will be finalized in the near term. On November 2, 2000, a letter of intent was signed with Platts, a division of the McGraw-Hill Companies, Inc., to enable the Company to license all Platts energy and metals pricing data for use in the development of new energy and metals products.

     Termination of the Members' Retention and Retirement Plan

     On October 4, 2000, the Company's Board of Directors voted to terminate the NYMEX Division's Members' Retention and Retirement Plan. The assets of this Plan were distributed in January 2001.

Financial Information about Segments

     Financial information relating to NYMEX Holdings' "Segments" for each of the three years for the period ended December 31, 2000 appears in Note 14 captioned "Segment Reporting" of the Notes to the Consolidated Financial Statements set forth in Item 8 of the Annual Report, at pages F-18 through F-19 and is incorporated herein by specific reference.

Risk Factors

     This section discusses the material risks for the Company that are associated with being a contract market in the futures industry:

 The Company may face competition from exchanges or other electronic transaction facilities which provide services similar to our Company.

     Other exchanges designated as "contract markets" or "derivatives transaction facilities" (a new regulatory designation under the recently enacted Commodity Futures Modernization Act of 2000 ("CFMA") by the CFTC and foreign exchanges permitted by the CFTC to do business in this country) can compete with the Company in offering market trading of futures and options contracts in both the open outcry and electronic trading formats. In addition, over-the-counter, or OTC, trading of physical commodity instruments, such as swaps, forward contracts and NYMEX Exchange "look alike" contracts, traded in the voice brokered market or on electronic transaction facilities represent a significant source of existing and potential competition for NYMEX Exchange.

 Failure to adapt to rapid technological and other changes could have a material adverse effect on our business.

     The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. These market characteristics are heightened by the increasing use of the Internet and the trend for companies from many industries to offer Internet-based products and services. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. Our future success will depend on our ability to respond to changing technologies on a timely and cost-effective basis. Our operating results may be adversely affected if we cannot successfully develop, introduce or market new services and products. In addition, any failure by us to anticipate or respond quickly to changes in technology and customer preferences, or any significant delays in other product development efforts, could have a material adverse effect on our business, financial condition and operating results.

 There may potentially be limited access to the Company's enymex(SM) Internet-based trading platform.

     If the Company is unable to execute contracts with key back-office service providers to modify their system to accommodate enymex(SM) trades, then clearing members may be limited in their ability to process trades executed through enymex(SM).

 The trend toward electronic trading and away from open outcry trading could divert volume away from the Exchange's open outcry trading system.

     Both newly-formed organizations and established exchanges are increasingly employing electronic trading systems that provide fast, low cost execution of trades. These organizations and exchanges are routing order flow away from exchanges employing traditional open-outcry trading systems. Many market participants believe that these electronic trading systems represent a threat to the continued viability of the open-outcry method of trading. Futures exchanges such as the London International Financial Futures Exchange, Hong Kong Exchanges and Clearing, and the Sydney Futures Exchange have closed traditional trading systems and replaced them with electronic systems. The Company provides electronic trading of its futures and options contracts through the NYMEX ACCESS(R) system. Electronic trading systems may divert volume away from the Exchange's open-outcry trading system. If there is a migration of business to a competitor, we may experience reduced volume on our open-outcry trading system and, therefore, incur lower clearing and transaction fees.

  The Company may not be successful in executing our international strategy.

     To date, we have taken steps to internationalize our customer base. There can be no assurance that we will be able to succeed in marketing and operating our products and developing localized services in international markets. We may experience difficulty in managing our international operations because of competitive conditions overseas, difficulties in supervising foreign operations, managing currency risk, language and cultural differences, political instability and unexpected changes in regulatory requirements or the failure to obtain requested regulatory approvals overseas. Any of these could have a material adverse effect on the success of our international operations and, consequently, on our business.

 The loss of our largest market data vendors could have a material adverse effect on our business, financial condition and result of operations.

     Of the 64 vendors through whom we distribute market data, nine represented approximately 80% of our market data revenue in 2000. Market data revenue represented approximately 26% of our consolidated operating revenues for 2000. The termination of some or all of our agreements with these vendors without customers entering new subscription agreements with another vendor could have a material adverse effect on our business, financial condition and results of operations.

 Our revenues may be adversely impacted if the value of our market data declines or if we become subject to legislation or regulation limiting the prices that we can charge for our market data.

     We derive a significant percentage of our revenues from sales of market data. The proliferation of competing trading systems may result in competing streams of similar market data which may diminish the value of our market data and the prices that we can charge for it. We could also become subject to legislation or regulation limiting the prices that we can charge for market data. Any limitations on the prices we may charge for market data could have a material adverse effect on our business, financial condition and operating results.

 A decline in the trading volume of Light Sweet Crude Oil or Henry Hub Natural Gas contracts could adversely affect our results of operations.

     Light Sweet Crude Oil futures and options and Henry Hub Natural Gas Futures and options accounted for 50% and 26%, respectively, of the NYMEX Division's total 2000 trading volume. Therefore, we are particularly affected by declines in trading volumes of these contracts. Downturns in trading volumes of these contracts could have a material adverse affect on our revenues and, therefore, on our profitability and results of operations.

  System limitations and failures could harm our business.

     Our business depends on the integrity and performance of the computer and communications systems supporting it. If our systems cannot be expanded to keep pace with increased demand or fail to perform, we could experience: (1) unanticipated disruptions in service; (2) slower response times; and (3) delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims and regulatory sanctions. We have experienced occasional systems failures and delays in the past and could experience systems failures and delays in the future. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of service could impair our reputation, damage our brand name and negatively impact our revenues. We also rely on a number of third parties for systems support. Any interruption in these third-party services or a deterioration in the performance of these services could also be disruptive to our business and have a material adverse effect on our business, financial condition and operating results.

 Amendments to the Commodity Exchange Act or amendments to CFTC regulations may adversely affect our ability to conduct our business.

     We are regulated by the CFTC under the authority given by the federal Commodity Exchange Act ("CEA"). It is possible that Congress could amend the Commodity Exchange Act or that the CFTC could amend its regulations in a manner which will adversely affect our ability to conduct our business by changing regulatory requirements or by reducing regulatory requirements and thereby permitting additional competition from existing or new markets or from dealers in derivative instruments. On December 21, 2000, President Clinton signed the CFMA , which reauthorized the CFTC for a five-year period and which extensively revised the CEA. The legislation will result in reducing and, in some instances, eliminating entirely the regulatory requirements to engage in activities currently engaged in by futures exchanges, including the clearing of futures-like OTC instruments and the establishment of multilateral trading facilities. Consequently, there exists a risk that the legislation will result in increased competition.

  We may not be able to maintain our self-regulatory responsibilities.

     It is uncertain whether the CFTC will change its regulatory scheme in response to the demutualization of exchanges. It is possible that the CFTC will take the position that exchanges, organized as for-profit corporations, are not as capable as membership organizations in maintaining adequate compliance and surveillance programs. This position could lead to new CFTC regulations that would require us to modify or restructure our regulatory functions. We believe that our regulatory programs and capabilities contribute significantly to our brand name and reputation. Although we believe that we will retain these responsibilities, we cannot assure you that we will not be required to rely on a third party to perform these responsibilities. If we are required to rely on a third party to perform regulatory and oversight functions, we may incur substantial expenses and suffer severe harm to our reputation if the regulatory and oversight services are inadequate.

     The Company is also currently engaged in a number of projects designed to improve the operational efficiency of the open-outcry method of trading and to enable the Company to compete effectively in an increasingly electronic and Internet-based trading environment.

     The underlying principle is to apply as many technological innovations to the open-outcry method of trading as possible so that the open-outcry method can compete openly and efficiently with electronic methods. The Company is in the process of evaluating a number of feasibility studies as to the implementation of these innovations as well as wireless voice and data transmission.

     Lower Average Rate per Contract

     The average rate per contract on the NYMEX Division declined for the year 2000. The Exchange differentiates between members and nonmembers in its rate structure as members are charged lower rates. If the proportion of member trades increases, the Company's rate per contract declines. If this trend should continue, revenue may decline even though overall volume remains constant or increases.

Seasonal and Other Conditions

     The Company believes that its business, in the aggregate, is not seasonal. Certain of its contracts listed on the NYMEX Division, however, trade more heavily in some seasons than in others. For example, heating oil futures and options trade more heavily in the late fall and winter months, while higher trading in unleaded gasoline futures and options usually occurs in the late spring and summer months. Where appropriate, the Company manages its trading floor personnel and expenses appropriately to address the seasonal variations in demand for these contracts.

Working Capital Requirements

     The Company believes its working capital of $74.9 million is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months. In addition, the Company has the ability, and may seek, to raise capital through issuances of stock in the private and public capital markets. For additional information on working capital, reference is made to "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition -- Liquidity and Capital Resources" beginning on page 19 of this document.

Government Approvals and Regulation

     The Company's operations are subject to extensive regulation by the CFTC under the CEA. The CEA requires that, with certain exceptions, futures trading in commodities be conducted on a commodity exchange designated as a "contract market" or "derivatives transaction facility" by the CFTC, and establishes certain non-financial criteria for an exchange to be designated to list futures contracts is non-exclusive; the CFTC may designate additional exchanges as "contract markets" for trading the contracts. The NYMEX and COMEX Divisions have been separately designated by contract markets by the CFTC (see below, the "Business -- Products Traded on NYMEX Exchange" and "-- Products Traded on the COMEX"). Additional legislation and regulation, including changes in rules promulgated by the CFTC or other governmental regulatory and self-regulatory authorities or changes in the interpretation or enforcement of existing laws and rules, may directly affect the manner of operations and profitability of the Company.

Research and Development

     The Company expends significant amounts each year on research for the development and improvement of existing commodity contracts, as well as on trading and clearing systems.

     During the years ended December 31, 2000, 1999 and 1998, the Company expended, directly or indirectly, $11 million, $12 million, and $6 million, respectively, on research, development and certain software engineering activities relating to the design, development, improvement and modification of new and existing contracts, as well as the formulation and design of new processes, systems and improvements to existing ones. The Company anticipates that it will continue to have significant research and development expenditures to maintain its competitive position during 2001.

Effects of Environmental Regulations

     The Company's services are not subject to environmental regulations.

Number of Employees

     At December 31, 2000, NYMEX Holdings had 544 full-time employees. No employees are covered by labor unions.

Foreign Sales

     The Company's foreign revenues from market data services were $1.3 million, $1.3 million, and $1.0 million, in 2000, 1999 and 1998, respectively.

ITEM 2.  PROPERTIES.

     The Company's state-of-the-art trading facilities and corporate headquarters are located in a 16-story building in downtown Manhattan. This building, which is on land leased from the Battery Park City Authority for a term expiring on June 17, 2069, is one of five office buildings in a complex known as the World Financial Center. Construction of the 502,000 square foot building was completed in 1997. Each of the NYMEX and COMEX Divisions has its own 25,000 square foot trading floor in the facility. The facility also contains all of the Company's back office support functions. The Company leases approximately 100,000 square feet at this facility to 31 tenants who are member firms, two non-commercial tenants, and three non-member retail tenants.

     The Company also leases 17,000 square feet of space at 22 Cortlandt Street in New York, New York. This space is used as the backup data center for the One North End facility.

     The Company also leases office space in Washington, D.C., at which it conducts government relations activities, as well as office space in Houston, Texas and London, England, at which it conducts marketing activities. These offices are used to promote awareness of the Company's products.

     The Company's management believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained for the immediate future. The Company's facilities are effectively utilized for current operations of all segments and suitable additional space is available to accommodate expansion needs. For further information concerning leases, see Note 15 of the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2000. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has been named as a defendant in the following legal actions:

     Electronic Trading Systems Corporation v. New York Mercantile
     Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. This case is in discovery. Mediation is pending in this matter.

     Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The case is in discovery.

     Western Capital Design, LLC On Its Own Behalf and on behalf of those similarly situated v. New York Mercantile Exchange and John Does
     "1-50." This action is pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by NYMEX Exchange and certain members regarding the execution of heating oil and natural gas options. Plaintiff alleges that the prices it was charged for heating oil and natural gas options were improper and that these improper transactions affected the market price at which plaintiff transacted its trading. Plaintiff seeks compensatory damages and $75,000,000 in punitive damages. This action was commenced in State Court in Florida. It was removed to Federal Court by notice of removal filed March 8, 1999. Venue was transferred to the Southern District of New York by an order dated May 11, 1999. NYMEX Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. NYMEX Exchange was served with an amended complaint on or about April 26, 2000. NYMEX Exchange's motion to dismiss the amended complaint was granted and the complaint was dismissed with prejudice on February 16, 2001.

     Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. This action is pending in New York State Supreme Court (New York County). NYMEX Exchange was served with a summons and complaint on January 24, 2001. Plaintiffs are former employees who were terminated as part of the 10% reduction in force that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero) and that they were improperly terminated. Henry seeks reinstatement to his former position; compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. Terrero seeks reinstatement to his former position; compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. NYMEX Exchange served its answer on February 13, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Trading Symbol -- Not applicable.

     Stock Exchange Listings -- At present, there is no established public trading market for the Company's common stock. None of the Company's common stock is listed on any Exchange or automated quotation system.

     Stock (Membership) Prices -- Shares and NYMEX Division trading rights are stapled together. They are purchased from existing members at prevailing market prices. These prices are established through a bid-and-ask system. An applicant must meet certain financial requirements and have two members sponsor such applicant in order to become a member. All membership applicants are subjected to a thorough review process in order to be approved. The Exchange conducts a background investigation of each membership applicant focusing on the applicant's credit standing, financial responsibility, character and integrity.

     The high and low sale prices for a share of NYMEX Holdings Common Stock are reflected in the following seat sale prices for each quarter of 2000 and 1999, and were as follows (in dollars): (See Note below)

2000                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  725,000   600,000
Second Quarter..............................................  650,000   550,000
Third Quarter...............................................  700,000   601,000
Fourth Quarter..............................................  700,000   650,000

1999
----
First Quarter...............................................  600,000   565,000
Second Quarter..............................................  610,000   570,000
Third Quarter...............................................  580,000   551,000
Fourth Quarter..............................................  630,000   567,000

---------------
Source: NYMEX Membership Department Records. For the 1st quarter of 2001, a record high sale price was recorded at 735,000.

     Note: On November 17, 2000, the Company's demutualization transaction was completed. Each existing NYMEX Division membership was exchanged for a share of common stock. In addition, each NYMEX Division membership was converted into a Class A membership in NYMEX Exchange.

     Dividend Policy -- The Company has never paid cash dividends on its common stock and currently has no plans to do so in the foreseeable future. The Company, however, has no restrictions on its ability to pay dividends.

     Approximate Number of Holders of Common Stock -- There were 612 holders of record of the Company's common stock as of March 27, 2001.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED).

     The following table sets forth selected consolidated financial and other information for the Company. The balance sheet and operating data as of and for each of the years in the five-year period ended December 31, 2000 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Consolidated

Results of Operations and Financial Condition" beginning on page 19, the consolidated financial statements and the notes thereto, and other financial information, included in this report.

                                                                 YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                              2000           1999          1998          1997          1996
                                          ------------   ------------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
  Revenues
    Clearing and transaction fees(1)....  $     92,500   $    105,206   $    90,764   $    80,773   $    76,826
    Market data fees....................        33,622         34,689        34,858        33,457        33,232
    Other(2)............................         4,747          4,540         4,961         3,557         2,532
                                          ------------   ------------   -----------   -----------   -----------
    Operating revenues..................       130,869        144,435       130,583       117,787       112,590
                                          ------------   ------------   -----------   -----------   -----------
  Expenses
    General and administrative..........        99,092         89,139        86,992        83,933        73,170
    Rent and facility...................        15,736         12,877        12,760        17,116        14,415
    Depreciation and amortization(3)....        13,862         10,966         9,901         5,215         7,642
    Demutualization expense(4)..........         4,281            593            --            --            --
    Marketing...........................         2,446          2,537         2,403         4,813         2,534
    Amortization of goodwill............         2,153          2,153         2,153         2,153         2,153
    Loss on disposition of property and
      equipment.........................           857          1,298         2,814         1,234            --
                                          ------------   ------------   -----------   -----------   -----------
    Operating expenses..................       138,427        119,563       117,023       114,464        99,914
                                          ------------   ------------   -----------   -----------   -----------
    Operating (loss) income.............        (7,558)        24,872        13,560         3,323        12,676
  Other income and expenses
    Investment income, net..............         9,355          3,942         6,739         8,288         4,860
    Interest expense....................        (7,718)        (7,721)       (7,958)       (6,967)       (1,781)
                                          ------------   ------------   -----------   -----------   -----------
    (Loss) income before income taxes...        (5,921)        21,093        12,341         4,644        15,755
    Income tax (benefit) expense........        (3,140)         8,903         6,263         3,495         8,000
                                          ------------   ------------   -----------   -----------   -----------
    Net (loss) income...................  $     (2,781)  $     12,190   $     6,078   $     1,149   $     7,755
                                          ============   ============   ===========   ===========   ===========
BALANCE SHEET DATA
  Total assets..........................  $    387,138   $    392,494   $   375,282   $   372,327   $   329,515
  Total liabilities.....................       302,479        299,292       289,049       285,762       237,728
  Short-term borrowings.................         2,815             --            --         5,043         5,043
  Long-term borrowings..................        97,185        100,000       100,000       100,000        90,043
  Total equity..........................        84,659         93,202        86,233        86,565        91,787
OTHER DATA
  (Loss) earnings per
    share/membership(5).................  $     (3,408)  $     14,939   $     7,449   $     1,408   $     9,504
  Book value per share/membership(5)....  $    103,749   $    114,218   $   105,678   $   106,085   $   112,484
  Current ratio(6)......................           2.3            6.6           8.1           5.1           4.9
  Working capital.......................  $     74,892   $    111,300   $   112,839   $   102,002   $   122,438
  Capital expenditures..................  $     12,797   $     20,022   $    18,175   $    82,795   $   109,375
  Cash provided by (used in)
    operations..........................  $     11,501   $     44,310   $    26,151   $    40,355   $   (43,315)
  Times interest earned(7)..............           0.2            3.7           2.6           1.7           9.8
  Number of employees at end of
    period..............................           544            609           594           587           528
  Sales price per share/membership(8)
    High................................  $    725,000   $    630,000   $   705,000   $   675,000   $   585,000
    Low.................................  $    550,000   $    551,000   $   430,000   $   525,000   $   410,000
  Total trading volume..................   104,075,238    109,538,831    95,018,685    83,851,346    75,799,292
  Total open interest...................     2,853,303      3,044,446     2,599,889     2,462,948     2,139,469

---------------
 (1) Clearing and transaction fees are presented net of member fee rebates which were $13,727, $13,065, $11,272, $10,012 and $8,510 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

 (2) Beginning in 1998, NYMEX Division introduced various other rebate programs. These costs reduced other revenue for the years ended December 31, 2000, 1999 and 1998 by $2,831, $2,399 and $1,364, respectively.

 (3) Depreciation and amortization expense is net of amortization of deferred credit for building construction of $2,145, $2,145, $1,930 and $1,287 for the years ended December 31, 2000, 1999, 1998 and 1997, respectively. There was no amortization of deferred credit for building construction for the year ended 1996.

 (4) On May 12, 2000, the Company's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the SEC. Expenses incurred for the demutualization were accounting, investment banking, legal, printing and SEC filing fees, and are shown as a separate line item on the Consolidated Statements of Operations and Retained Earnings/Members' Equity.

 (5) NYMEX Holdings has 816 shares authorized, issued and outstanding for the year ended December 31, 2000. NYMEX Exchange had 900 memberships authorized and 816 memberships outstanding for each of the years ended December 31, 1999, 1998, 1997 and 1996, respectively. The per share (membership) amounts in the table are based on the 816 shares (memberships) issued and outstanding at the end of each of the periods shown. The 84 NYMEX memberships which were issued but not outstanding were cancelled upon demutualization.

 (6) Equals current assets divided by current liabilities. Current assets and liabilities at December 31, 2000 includes $33.2 million in NYMEX Division member retention benefits which were paid out subsequent to year end. Had this payment been made at December 31, 2000, the current ratio would have been 4.3.

 (7) Equals income before income taxes and interest expense divided by interest expense.

 (8) Shares are purchased from existing members at prevailing market prices. These prices are established through a bid-and-ask system coordinated by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (IN THOUSANDS, EXCEPT PER SHARE
        DATA).

  Introduction

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2000, 1999 and 1998. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this annual report.

  Forward Looking and Cautionary Statements and Factors That May Affect Future Results

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-K may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has attempted, wherever possible, to identify such statements by using words such as "anticipate," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including; the Company's ability to continue to develop and market new innovative products and services and to keep pace with technological change; failure to continue to develop and market a new electronic trading system; failure to obtain or protect intellectual property rights; competitive pressures; financial condition or results of operations; quarterly fluctuations in revenues and volatility of commodity prices; changes in financial or business conditions; ability to attract and retain key personnel; ability to successfully manage acquisitions and alliances; and legal and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-K, in the Company's other filings with the SEC, or in materials incorporated therein by reference.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

  Results of Operations

     The Company reported a net loss of $2,781, which was a loss of $3,408 per share, a decrease of $14,971 compared to the prior year. This decrease was primarily the result of the following factors:

     - a decrease in realized rates on cleared contracts on the NYMEX Division;

     - a significant decrease in trading volume on the COMEX Division, particularly in the gold contract. Overall trading volume decreased by 25% for this division when compared with the previous year;

     - costs associated with professional services rendered in connection with the demutualization plan, the new NYMEX ACCESS(R) system, and the development of an e-commerce business;

     - payroll costs associated with the special compensation awarded to the heirs of the Company's late president, and the Company's implementation of the reduction-in-workforce program.

     The following discussion provides additional information about the components of the Company's operating results for the year ended 2000:

  Revenues

     Total operating revenues were $130,869 during 2000, down $13,566, or 9%, from the same period in 1999.

     Clearing and transaction fees represent the core business of the Exchange and are directly affected by volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand of the underlying commodities;

     - market perception of price volatility in the commodities and financial markets;

     - weather conditions affecting certain energy commodities;

     - national and international economic and political conditions.

     During 2000, clearing and transaction fees, net of member fee rebates, were $92,500 compared to $105,206 earned during the previous year. This 12% decrease was the result of the following two conditions: a lower average rate realized per contract cleared on the NYMEX Division as more trades were billed at the lower member rate, and a substantial decline in trading volume on the COMEX Division. Member fee rebates, which apply only to NYMEX Division members, amounted to $13,727 and $13,065 for the years ended December 31, 2000 and 1999, respectively. In December 2000 the Company's board of directors approved a 50% reduction in the rebate rate for the first half of 2001. As a result, these fee rebates are expected to decrease during the next year.

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, were $73,609 in 2000, a 7% decrease over the previous year.

     Overall trading activity at the Exchange continued at near record levels last year. For the period 1995 through 2000, overall options and futures volume has risen at a compound rate of 7.5% a year for the combined COMEX and NYMEX Divisions, although it was down 5% overall from 1999's record level. This small decrease, however, masks highly divergent trends within the Exchange's metals and energy complex.

Energy Markets

     In the energy markets, competitive pressures from new trading platforms and industry consolidation left overall futures and options volume flat compared to the prior record year. Crude oil, the Exchange's single most heavily traded contract, traded about 37 million futures contracts, down about 3% from 1999. Still, this represents 9.3% compound annual growth since 1995. Increased volatility and uncertainty has maintained that contract as the single most heavily traded physical commodity futures contract in the world. Crude Oil Option volume fell 9% from 1999. The years 1999 and 2000 were characterized by rising crude oil prices. The relative scarcity in energy supplies increased volatility and uncertainty in the oil industry. The annualized daily volatility of the month closest to delivery crude oil contract increased to 45% last year compared to 1999's 35% and 1998's 32%. In addition, uncertainty can be measured by the term structure of the crude oil futures market. On average the difference between the first and second month contract prices in crude oil was $0.83 in 2000. This compares with the average difference in the previous four years of only $0.13. The growth rates over the past five years can be mostly attributed to the increased hedging needs of the industry.

     Growth in volume during 2000 may have been dampened by consolidation within the energy industry. Mergers among major oil companies may have lessened their need to hedge outside the company. Moreover, the increased presence of alternative crude oil derivatives trading platforms may also have contributed to the limited growth.

     While down nearly 7% since 1999, Natural Gas futures volume has risen at a 17.2% compound annual rate since 1995. Natural Gas options have experienced even greater growth. Since 1995, volume has grown at a compound annual rate of 42.1%, including 39% over 1999. Extraordinary volatility and sharply higher prices in the latter part of 2000 accounted for most of the decline in 2000's futures contract trading. The average nominal value of the front month Natural Gas Contract in 2000 was $43,000 compared to the average from 1996 to 1999 of $23,100. The near doubling in contract value, along with the related rise in performance bond requirements, necessitated a substantial increase in the capital requirements needed to hedge physical natural gas production and consumption. The capital required to trade Natural Gas can also be measured by the rise in uncertainty. The annualized volatility of the daily changes in the front month contract was 75.5% in 2000. This compares to 48.9% in 1999 and the average of 59.1% since 1996. The wide daily swings in contract value during November and December led trading interests to curtail somewhat their futures trading activity due to the higher potential for losses. The average difference between the first and second month contracts was $0.011. This compares to an average of $0.006 in 1999. The higher this number, the greater the perception of supply shortage. This perception induced a great deal of the volatility in the market. This increased volatility has perhaps in turn led to a significant shift from futures trading to more options trading because of an option's limited loss potential.

     The Heating Oil market was also characterized by highly volatile markets in 2000. As a result the Exchange saw trading activity increase, particularly in its options markets. Futures trading was up 4.6% last year. Over the five year period since 1996, futures trading has grown on average 3.1% per year. Options trading increased by nearly 100% from 1999 and at a rate of 14.5% on average from 1996. Stimulating trading activity was the sharp increase in the price differential between Heating Oil and Crude Oil based on the front month settlement prices. In 2000, this differential averaged $5.11, sharply higher than the $1.44 average for 1999 and the $3.00 average of the past five years. The widening of this spread attracted more hedging activity into the market.

     Growth in Unleaded Gasoline activity has also shifted from futures to options. In 2000, futures volume was unchanged from 1999, while options volume grew 68%. Since 1995, options volume has grown at a compound rate of 5.7% per year, compared to futures growth of 4.1% over the same period. As with the other energy commodities, Unleaded Gasoline experienced higher volatility in 2000. The front month contract had an annualized standard deviation of nearly 40% in 2000 compared to only 35% in 1999 and a recent low of 27% in 1997. Like Heating Oil, hedging activity was stimulated by the widening spread with Crude Oil. In 2000, the average differential was $7.40. This compares to $4.35 in 1999 and an average of $5.30 since 1995.

Metals Markets

     The COMEX Division's clearing and transaction fees were $18,891 during 2000, down 25% from the previous year. The overall trading volume for this division experienced its weakest trading in eight years, and its third weakest annual volume since 1985. Volume on this division decreased by 25% in 2000 when compared with the previous year.

     In the metals markets, trading volume fell from the year earlier period primarily due to the drop-off in volatility in the underlying commodity markets. In the gold market, prices, as well as the volatility of prices, drifted lower. The annualized standard deviation of the first active month in Gold fell to 16.2% in 2000 from

17.6% in 1999. There was a sharp drop-off in trading activity. Futures volume fell 26% while options volume fell 51%. In the silver market, futures volume fell about 25% while options trading was off 20%. Correspondingly, volatility as measured by the first active month contract fell to 16% last year from 23% the previous year. Under these market conditions, some producers have decided they would no longer hedge all of their output. In the copper market, a trendless market, combined with low volatility contributed to the decline in volume. The first active month experienced a standard deviation of price returns of only 18% in 2000, as the market hovered in the mid $.80 range. This is substantially less than the 25% volatility recorded in 1999. Accordingly, futures volume fell by 3% while options volume was down approximately 60%. While annualized volatility rose for the palladium and platinum markets, persistent fears of delivery problems kept volume low. Platinum and palladium futures volume fell 68% and 23% respectively.

     Market data fees, which represent 26% of the Company's total operating revenues for the 2000 year, decreased by 3% due primarily to additional allowances for amounts determined to be potentially uncollectible as a result of the voluntary bankruptcy filing of a major market data vendor.

     Other income increased by 5% during 2000 when compared to 1999 and was primarily the result of the additional rental income received from new tenants.

     Operating Expenses

     Total operating expenses were $138,427 during the fiscal year 2000, up 16% from the previous year. A significant portion of the $18,864 increase from the previous year reflected the Company's considerable expenditures for e-commerce initiatives, costs associated with the demutualization transaction, special compensation awarded to the heirs of the Company's late president, and the implementation of the Reduction-In-Workforce plan.

     Salaries and employee benefits, which constituted 35% of total operating expenses for 2000, rose 6% from the previous year. This increase is the result of the following:

     - a $1.8 million special compensation award to the heirs of the Company's late president R. Patrick Thompson, to be paid out over a three-year period. During his tenure as president of the Exchange, Mr. Thompson helped to transform the Exchange into a recognized global leader in the commodities markets. He was instrumental in the successful launch of the Natural Gas futures contract in 1990, one of the largest energy contracts presently traded. The Exchange had become the sixth largest futures exchange in the world at the time of his death.

     - a Reduction-In-Workforce program resulting in the elimination of 10% of the Company's staff. These employees were notified and terminated by the end of the year. These staff reductions encompassed various professional and clerical positions throughout the Company. The total cost of this program was $1.9 million, of which $1.8 million was for severance payments to affected employees and were made by December 31, 2000. The remaining $100,000 of the program's cost represents benefit payments to be made on the affected employee's behalf through the rest of 2001. This $100,000 is reflected in accrued salaries and related liabilities on the Consolidated Balance Sheet as of December 31, 2000. This program is expected to save approximately $3.6 million annually in salaries and related payroll taxes and benefits.

     Professional services, exclusive of demutualization, increased by $7,201, or 86%, during 2000 when compared with the previous year. Consulting services related to the post-implementation phase of the new NYMEX ACCESS(R) system as well as professional services in connection with the Company's e-commerce initiatives substantially contributed to this increase in 2000.

     General and administrative expenses increased by $1,051, or 8%, during 2000 when compared with the previous year. The primary reasons for the increase were litigation and impaired investment allowances incurred during the year. A 10% increase in software licensing and maintenance fees due to new acquisitions of software also contributed to this increase.

     Telecommunications, equipment rentals and maintenance decreased by $965, or 6%, during 2000 when compared to the previous year. In 1999, significant costs were incurred due to the fact that prior to its November 1999 launch, the updated version of NYMEX ACCESS(R) was being tested at the same time that the previous version was operational. After its launch, the previous version of NYMEX ACCESS(R) was maintained as a backup capacity through the end of 1999.

     Rent and facility expenses increased by $2,859, or 22%, during 2000 when compared to the previous year. A significant increase in real estate taxes due to reduced abatements was the primary reason for this increase. Light, heat, and power costs also rose, increasing 42% during 2000 as a result of rising rates charged for electricity.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $2,896, or 26%, during 2000 when compared to the previous year. This increase is primarily the result of amortization expense on internally developed software costs. These costs were incurred on software development projects that were placed into service during the 4th quarter of 1999 and, therefore, no amortization expense was incurred on these projects prior to the last quarter of 1999.

     Demutualization fees incurred during 2000 totaled $4,281, or 3% of the total operating expenses. These fees consisted of accounting, investment banking, legal, printing and SEC filing fees incurred during the for-profit conversion, or demutualization, of the Company.

     Losses from the disposition of property and equipment were $857 during 2000 and consisted primarily of computer equipment taken out of service during the year as the Exchange continued to update its technology on the trading floor as well as in the back office support areas.

     Other Income

     Investment income, net of investment advisory fees, increased by $5,413, or 137%, during 2000 when compared with the previous year. Unrealized gains on its fixed income portfolio represented more than half of this increase. The Company primarily held investments in municipal bonds at the end of the 2000 year. The high demand for municipal bonds during the fourth quarter caused yields to fall and market values to increase. Interest income from the Company's investments accounted for $2.5 million of the increase.

FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     The Company reported net income of $12,190, which represented earnings of $14,939 per NYMEX Division membership, an increase of $6,112 compared to the prior year. This increase was primarily the result of the following factors:

     - a substantial increase in trading volume on the NYMEX Division, predominantly in the crude oil and natural gas contracts. Overall trading volume increased by 17% for this division when compared with the previous year.

     - a significant increase in trading volume on the COMEX Division, particularly in the gold and copper contracts. Overall trading volume increased by 10% for this division when compared with the previous year.

     - a considerable decline in investment income from the Company's fixed income portfolio during 1999 when compared with the previous year.

     The following discussion provides additional information about the components of the Company's operating results for the year ended 1999:

  Revenues

     Total 1999 operating revenues were $144,435, up $13,852, or 11%, from the same period in 1998. During 1999, clearing and transaction fees, net of member fee rebates, were $105,206 compared to $90,764 earned during the previous year. This 16% increase was the result of the substantial increases in trading volume on both the NYMEX and COMEX Divisions. Member fee rebates, which apply only to NYMEX Division members, amounted to $13,065 and $11,272 for the years ended December 31, 1999 and 1998, respectively.

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, were $79,867 in 1999, an 18% increase over the previous year. The overall trading volume for the NYMEX Division experienced a significant increase when compared with the same period a year ago.

     - Crude oil futures and options commodity trading volume increased 21% in 1999 compared with the previous year, primarily due to several OPEC cuts in oil production, which lowered world oil inventory supplies.

     - Natural gas futures and options, the NYMEX Division's second largest contract traded, experienced a 21% increase in trading volume during 1999 when compared with the previous year. Higher demand for this commodity during 1999 due to warmer weather conditions than the previous year was the prime reason for this increase.

     - Unleaded gasoline futures and options commodity trading volume moderately increased by 7% during 1999 when compared with the previous year. The price of the underlying unleaded gasoline commodity increased, which led to higher options on futures contracts trading during 1999, particularly in the fourth quarter, when compared with the previous year. Price volatility, primarily during the second half of 1999, led to this volume increase.

     The COMEX Division's clearing and transaction fees were $25,339 during 1999, up 9% from the previous year. The overall trading volume for this division experienced strong growth when compared with the previous year.

     - Commodity trading volume for gold futures and options, the COMEX Division's most active contract, experienced a 13% increase during 1999 when compared with the previous year. The COMEX gold contract has been used as a hedge against inflation. The existence of inflationary pressures in the U.S. as well as abroad led to strong commodity trading in gold during 1999. Inflation was a major concern for the Federal Reserve during 1999 as they raised interest rates on several occasions during the year.

     - Copper futures and options commodity trading volume increased by 14% during 1999 when compared with the previous year. A shortage in copper supplies, particularly during the third quarter of 1999, was the primary reason for this volume increase.

     Other income decreased by 8% during 1999 when compared with the previous year primarily the result of the introduction of new incentive rebate programs. These programs reduced various other revenue sources such as office rentals and booth license fees.

  Operating Expenses

     Total operating expenses were $119,563 during 1999, up only 2% from the previous year. This $2,540 increase from the previous year primarily reflected the Exchange's expenses incurred for legal services related to demutualization efforts during the fourth quarter of 1999 as well as the costs associated with the parallel operations in connection with the upgrade of the on-line trading systems.

     Salaries and employee benefits, which constituted 38% of total operating expenses for 1999, rose 3% from the previous year and for the most part reflected the effect of employee merit increases.

     Professional services increased by $938, or 13%, during 1999 when compared with the previous year and was largely the result of legal services in connection with a patent infringement case.

     Telecommunications, equipment rentals and maintenance increased by $1,290, or 8%, during 1999 when compared to the previous year. In 1999, significant costs were incurred due to the fact that prior to its November 1999 launch, the updated version of NYMEX ACCESS(R) was being tested at the same time that the previous version was operational. After its launch, the previous version of NYMEX ACCESS(R) was maintained as a backup capacity through to the end of 1999.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $1,065, or 11%, during 1999 when compared to the previous year. 70% of this increase was due to depreciation expense on new computer and trading floor equipment acquired during 1999. The remaining 30% of the increase was for the amortization of internally developed software costs for projects placed in service during the fourth quarter of 1999.

     General and administrative expenses decreased by $971, or 6%, during 1999 when compared with the previous year. 60% of this decrease was the result of costs incurred by the Company during 1998 to settle a business dispute concerning the NYMEX ACCESS(R) trading system, which was successfully resolved. The balance of this decrease was primarily the result of higher travel costs incurred during the fourth quarter of 1998 as a result of the Company's pursuit of several international business ventures. International business ventures were not as actively pursued during 1999 as the Company concentrated its efforts on demutualization.

  Other Income

     Investment income, net of investment advisory fees, decreased by $2,797, or 42%, during 1999 when compared with the previous year. A significant portion of the Company's investment portfolio was held in fixed income instruments. During 1999, the Federal Reserve raised interest rates on three occasions. This resulted in a significant decline in market value for the Company's investment portfolio.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. A total of $12,797 was invested in capital expenditures during 2000 as the Company continued to update and enhance its computer software applications. The Company had $110,607 in cash, cash equivalents, and marketable securities at December 31, 2000.

  Cash Flow

                                                               (IN THOUSANDS)
                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                           2000              1999
                                                      ---------------   ---------------
Net cash (used in) provided by:
  Operating activities..............................     $ 11,501          $ 44,310
  Investing activities..............................      (13,801)          (20,965)
  Financing activities..............................       (1,313)           (1,106)
                                                         --------          --------
Net (decrease) increase in cash and cash
  equivalents.......................................     $ (3,613)         $ 22,239
                                                         ========          ========

  Working Capital

                                                               (IN THOUSANDS)
                                                      AT DECEMBER 31,   AT DECEMBER 31,
                                                           2000              1999
                                                      ---------------   ---------------
Current assets......................................     $131,166          $131,307
Current liabilities.................................       56,274            20,007
                                                         --------          --------
  Working capital...................................     $ 74,892          $111,300
                                                         ========          ========
Current ratio.......................................       2.33:1            6.56:1

     Current assets at December 31, 2000 decreased by $141 from year-end 1999 primarily as a result of cash flows from net income before depreciation and amortization, offset by payments for capital expenditures. The primary changes in current assets consisted of an increase of $10,838 in marketable securities, offset by declines of $6,846 in clearing and transaction fees receivable, and $3,613 in cash and cash equivalents. The decline in receivables was attributable to collection of higher year-end balances. The decrease in cash and cash equivalents was due to repurchase agreements maturing prior to year-end; these proceeds were reinvested in marketable securities.

     Current liabilities at December 31, 2000 increased by $36,267, or 181% from year-end 1999, and is primarily the result of the termination of the NYMEX members' retention program which was paid out in January 2001. At December 31, 2000 $33.2 million, or 92% of the increase, was payable to participants in this plan and was reported as a current liability on the Consolidated Balance Sheet.

  Future Cash Requirements

     As of December 31, 2000, the Company had debt of $100,000, including $2.8 million of short term debt. This debt consisted of the following:

     - $31,000 of 7.48% notes with an eleven-year principal payout beginning in 2001,

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011, and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     The Company would incur a redemption premium should it choose to pay off any series of notes prior to its maturity. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     enymex(SM), the Company's e-commerce initiative, is currently in the detailed design phase of development. A leading consulting firm has been retained as system integrator and will be responsible for ensuring that the complex systems, including trade matching software, are integrated into NYMEX Exchange's back-office systems, including its state-of-the-art clearing system, Clearing 21(R). It is anticipated that enymex(SM) will be introduced during the second quarter of 2001. Given the technical complexity of the system, it is anticipated that there will be significant capital and operating expenditures associated with the development and launch of enymex(SM).

     The Company believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future. In addition, following its demutualization, the Company will have the ability, and may seek, to raise capital through issuances of stock in the private and public capital markets.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date of SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Effective January 1, 2001, the Company adopted this statement. Upon adoption, SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively, for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after

December 15, 2000. The Company has adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its consolidated financial statements for the year ended December 31, 2000. The Company will adopt the remaining provisions of SFAS No. 140 as required in 2001 and is currently assessing their impact.

  Recent Developments

     For a discussion of the Company's recent business developments see Item 1. Business. Recent Business Developments beginning on page 10.

  Responsibility for Financial Reporting

     Management is responsible for the preparation, integrity and objectivity of the audited consolidated financial statements and related notes, and the other financial information contained in this Form 10-K. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are considered by management to present fairly the Company's consolidated financial position, results of operations and cash flows. These audited consolidated financial statements include some amounts that are based on management's best estimates and judgements, giving due consideration to materiality.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The table below provides information about the Company's marketable securities, excluding equity securities, including expected principal cash flows for the years 2001 through 2006 and thereafter (in thousands). These securities are classified as trading.

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2000

                                                                                                           TOTAL     FAIR MARKET
                                                                                               2006      PRINCIPAL   VALUE AS OF
                                                                                               AND         CASH      DECEMBER 31,
                                                2001     2002     2003     2004     2005    THEREAFTER     FLOWS         2000
                                               ------   ------   ------   ------   ------   ----------   ---------   ------------
Municipal Bonds..............................  $2,633   $3,777   $1,133   $3,397   $9,785    $49,914      $70,639      $73,037
Weighted average interest rate...............    6.19%    5.86%    4.62%    5.02%    5.07%      4.77%
                                               ------   ------   ------   ------   ------    -------      -------      -------
Total Portfolio, excluding equity
  securities.................................  $2,633   $3,777   $1,133   $3,397   $9,785    $49,914      $70,639      $73,037
                                               ======   ======   ======   ======   ======    =======      =======      =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 1999

                                                                                                           TOTAL     FAIR MARKET
                                                                                               2005      PRINCIPAL   VALUE AS OF
                                                                                               AND         CASH      DECEMBER 31,
                                                 2000     2001     2002   2003     2004     THEREAFTER     FLOWS         1999
                                                -------   -----   ------  -----   -------   ----------   ---------   ------------
Government Bonds, Federal Agency Issues.......  $ 2,157   $  --   $2,351  $  --   $   992    $    --      $ 5,500      $ 5,518
Weighted average interest rate................     2.50%     --     5.50%    --      6.50%        --
U.S. Treasury issues..........................       --      --       --     --     3,948        974        4,922        4,893
Weighted average interest rate................       --      --       --     --      5.88%      6.00%
Municipal Bonds...............................    2,959      95    3,946    898     7,352     43,012       58,262       54,319
Weighted average interest rate................     4.37%   3.57%    5.53%  4.50%     5.88%      4.80%
                                                -------   -----   ------  -----   -------    -------      -------      -------
Total Portfolio, excluding equity
  securities..................................  $ 5,116   $  95   $6,297  $ 898   $12,292    $43,986      $68,684      $64,730
                                                =======   =====   ======  =====   =======    =======      =======      =======

  Interest Rate Risk

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the years ended December 31, 2000 and 1999, the Company had net investment income of $9.4 million and $3.9 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at December 31, 2000 and 1999 was $78 million and $67 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $7.8 million and $6.7 million loss for December 31, 2000 and 1999, respectively. The Company also invests in U.S. government securities and repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the consolidated financial statements.

     Debt. The interest rate on the Company's long-term indebtedness is a weighted average fixed rate of 7.68%. The Company's fixed rate debt is exposed to the risk that the fair market value of its debt will increase in a declining interest rate environment. This would result in the Company paying a redemption premium if it should choose to refinance this debt. Management has not deemed it necessary to employ any market or interest risk management strategies, such as interest rate swap agreements. In the future, as the Company pursues its market strategy, it may become subject to a higher degree of interest rate sensitivity if it is required to borrow at higher or at variable rates. This could significantly increase the Company's future sensitivity to interest rate fluctuations and materially affect, in a negative manner, the Company's future financial position and results of operations. There have been no material changes in the Company's outstanding debt since December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Information on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND THE EXCHANGE.

     Set forth below are: (1) the names and ages of all directors (including directors who are also executive officers) of the Company at March 28, 2001, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

                                                                                                TERM
                                                                                             EXPIRATION
NAME OF DIRECTOR                                                                                DATE
----------------                                                                             ----------
Vincent Viola........................   45  Chairman                                            2004
Mitchell Steinhause..................   53  Vice Chairman                                       2002
Richard Schaeffer....................   48  Director, Treasurer                                 2002
Madeline Boyd........................   48  Director                                            2004
Robert Coakley.......................   37  Director                                            2002
John Conheeney.......................   71  Director                                            2003
J. Robert Collins, Jr................   35  Director                                            2004
Kenneth Garland......................   52  Director                                            2004
Anthony George Gero..................   64  Director                                            2002
David Greenberg......................   36  Director                                            2003
E. Bulkeley Griswold.................   62  Director                                            2003
Jesse B. Harte.......................   42  Director                                            2003
Scott Hess...........................   44  Director                                            2003
Steven Karvellas.....................   41  Director                                            2002
Harley Lippman.......................   46  Director                                            2004
Kevin McDonnell......................   41  Director                                            2002
Gary Rizzi...........................   46  Director                                            2004
Gordon Rutledge......................   47  Director                                            2004
Richard Saitta.......................   51  Director                                            2003
Robert Steele........................   62  Director                                            2004
Neal L. Wolkoff, Esq.................   45  Executive Vice President
David Keller.........................   40  Chief Information Officer
Christopher K. Bowen, Esq............   40  Senior Vice President and General Counsel
Patrick F. Conroy....................   44  Senior Vice President -- Finance and
                                            Administration
Robert Levin.........................   45  Senior Vice President -- Planning and
                                            Development
Bernard Purta........................   57  Senior Vice President -- Regulatory Affairs and
                                            Operations
Stuart A. Smith......................   53  Senior Vice President -- Operations

     The Board of Directors of the Company is comprised of 22 members. There are currently two vacancies on the Board. On March 20, 2001, the stockholders of NYMEX Holdings and the Class A members of NYMEX Exchange voted to increase the size of their respective Boards of Directors by three members to include those persons who have leased out their last or sole membership in NYMEX Exchange. This change will become effective after the filing of the appropriate corporate documentation with the CFTC and the State of Delaware.

--------------------------------------------------------------------------------

             CLASS I DIRECTORS - TERMS THAT EXPIRE IN THE YEAR 2004
--------------------------------------------------------------------------------

VINCENT VIOLA -- CHAIRMAN                                  Director since 1982         Age 45

Mr. Viola was elected Chairman in 2001. Mr. Viola formed the First Bank Group. From 1993 to 1996 he served as Vice Chairman of the Board. During his board service, Mr. Viola served as chairman of the strategic planning committee and was instrumental in developing the NYMEX ACCESS(R) electronic trading platform. In 1990, he formed a proprietary futures and options trading group on the NYMEX Division and the International Petroleum Exchange.
--------------------------------------------------------------------------------

MADELINE BOYD                                              Director since 1998         Age 48

Ms. Boyd has been a member of the Exchange since 1984, trading gasoline for her own account for more than 16 years. She was elected to the Board of Directors in 1998. Ms. Boyd is Chairman of the Charitable Foundation Committee. Ms. Boyd also serves as a director of the Commodity Floor Brokers and Traders Association and Futures and Options for Kids.
--------------------------------------------------------------------------------

J. ROBERT COLLINS, JR.                                     Director since 2001         Age 35

Mr. Collins is Senior Vice President of natural gas trading at El Paso Merchant Energy-Gas, LP., a division of El Paso Energy Corp. Mr. Collins directs the natural gas derivatives portfolio. Before joining El Paso in 1997, Mr. Collins was a natural gas and crude oil options market-maker with Pioneer Futures on the floor of the Exchange. Mr. Collins has been a member since 1996.
--------------------------------------------------------------------------------

KENNETH GARLAND                                            Director since 2001         Age 52

Mr. Garland began trading at NYMEX Division as a local trader in 1981. In 1982 and 1983, he also acted as a floor broker. Since 1983, he has traded exclusively as a local trader. In 1994, he was recommended by the Exchange to represent the National Futures Association membership appeals subcommittee, a position he holds to this day.
--------------------------------------------------------------------------------

HARLEY LIPPMAN                                        Public Director since 1999         Age 46

Mr. Lippman is the founder and owner of the information technology consulting company Genesis 10 which he founded in 1999. He was also the founder and sole owner of Triad Data Inc., an information technology consulting firm sold in 1998 which made the Inc. 500(C) list. He also serves on the advisory board of the Columbia University School of International and Public Affairs.
--------------------------------------------------------------------------------

GARY RIZZI                                                 Director since 1983         Age 46

Mr. Rizzi has been a director since 1995. Mr. Rizzi is presently a Vice President of A.G. Edwards. Mr. Rizzi has served on the Board of Directors for the past six years and on the Executive Committee for the past year. He is also a member of the COMEX Division and both divisions of the New York Board of Trade.
--------------------------------------------------------------------------------

GORDON RUTLEDGE                                            Director since 2001         Age 47

Mr. Rutledge began his career as the commodity newswire editor at Merrill Lynch in 1976. He became a broker in 1981. In 1991, Mr. Rutledge started Onyx Brokerage Inc. He has been a Vice President of AAA Capital Management since December 1997.
--------------------------------------------------------------------------------

ROBERT STEELE                                         Public Director since 1999         Age 62

Mr. Steele was a Public Director from 1988 to 1994 and re-appointed to the board in 1999. He is also Vice Chairman of John Ryan Company and a Director of the Merlin Retail Financial Center. Mr. Steele has also served as President and Chief Executive Officer of the Norwich Savings Society from 1975 to 1981, and as President and Chief Executive Officer of Dollar Dry Dock Bank of New York from 1985 to 1990. Mr. Steele also served as a Representative in the United States Congress from 1970 to 1974. In addition, Mr. Steele serves on the Board of Directors of SmartServ Online, Scan Optics, Inc., NLC Insurance Companies and is Chairman of the Board of Moore Medical Corp.

--------------------------------------------------------------------------------

            CLASS III DIRECTORS - TERMS THAT EXPIRE IN THE YEAR 2003
--------------------------------------------------------------------------------

JOHN CONHEENEY                       Public Director since March 1996    Age: 71

Retired. Formerly a member of the Board of Directors for the Chicago Board of Trade, the Chicago Mercantile Exchange, Globex, and the COMEX Division.
--------------------------------------------------------------------------------

E. BULKELEY GRISWOLD                 Public Director since March 1996    Age: 62

Managing General Partner of L&L Capital Partners.

Mr. Griswold serves on the boards of Southern Connecticut Advisory Board of Fleet Bank, Trust Company of Connecticut, and Scan-Optics.
--------------------------------------------------------------------------------

DAVID GREENBERG                      Director since March 2000           Age: 36

President of Sterling Commodities Corp., a commodity trading firm.

Mr. Greenberg has been a member of the NYMEX Division since 1990 and of the COMEX Division since 1988. He also serves as a member of the New York Board of Trade and a director of the Commodity Floor Brokers and Traders Association.
--------------------------------------------------------------------------------

JESSE B. HARTE                       Director since March 2000           Age: 42

Employed by Duke Energy Trading and Marketing, LLC., a commodity trading firm.

Mr. Harte has been a member of the NYMEX Division since 1983. He was formerly an owner of Bay Area Petroleum, a large independent floor brokerage operation and a Senior Vice President of Daiwa Securities, a Futures Commission Merchant.
--------------------------------------------------------------------------------

SCOTT HESS                           Director since March 1997           Age: 44

Presently a partner in G&H Commodities.

Mr. Hess has been a member of the NYMEX Division since 1982. He is also a director of the Commodity Floor Brokers and Traders Association.
--------------------------------------------------------------------------------

RICHARD SAITTA                       Director since March 1993           Age: 51

Presently an independent floor broker and President of Star Futures Corp.

Mr. Saitta has been a member of the NYMEX Division since 1976.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CLASS II DIRECTORS - TERMS EXPIRE IN THE YEAR 2002
--------------------------------------------------------------------------------

MITCHELL STEINHAUSE -- VICE          Director since March 1992           Age: 53
  CHAIRMAN

Presently an independent floor broker.

Mr. Steinhause was elected Vice Chairman of the Board in March 2000. He has previously served as Corporate Secretary and has been a member of NYMEX Division since 1975 as both a floor broker and a local trader.
--------------------------------------------------------------------------------

RICHARD SCHAEFFER                    Director since March 1990           Age: 48

Senior Vice President and Director of Global Energy Futures for ABN AMRO, Inc.

Mr. Schaeffer has been NYMEX Exchange's Treasurer since March 1993. Prior to 1990, he was Senior Vice President/Director of the Chicago Corp., which was a clearing member of both the NYMEX and COMEX Divisions from 1997 until its merger with ABN AMRO, Inc.

--------------------------------------------------------------------------------

ROBERT COAKLEY                                             Director since March 1999  Age: 37

Mr. Coakley has been a member of the NYMEX Division since 1990. Pursuant to a settlement agreement reached with Mr. Coakley, the National Futures Association restricted Mr. Coakley's registration as a floor broker for two years effective July 28, 1999. This restriction on registration will be removed after this two-year period if Mr. Coakley is not charged with a violation of the Commodity Exchange Act, National Futures Association requirements, self-regulatory organization rules or any statue rule or regulation of any law enforcement or regulatory agency.
--------------------------------------------------------------------------------

ANTHONY GEORGE GERO                                        Director since March 1999  Age: 64

Senior Vice President of investments, senior spokesman for the futures division, and a President's Council member of Prudential Securities, Inc.

Mr. Gero has served as a director for an aggregate of 20 years and a member of the NYMEX Division since 1966. He is also the Chairman of the NYMEX PAC and Chairman of the Commodity Floor Brokers and Traders Association. Mr. Gero is currently a board member of the New York Futures Exchange and FINEX and was previously a director of the Commodity Clearing Corporation.
--------------------------------------------------------------------------------

STEVEN J. KARVELLAS                                        Director since March 1996  Age: 41

Presently an independent floor broker.

Mr. Karvellas has been a member of both the NYMEX and COMEX Divisions since 1990. He began his career as a clerk on COMEX in 1984 and was elected to the board of directors of COMEX Division in 1987.
--------------------------------------------------------------------------------

KEVIN MCDONNELL                                            Director since March 1999  Age: 41

Presently an independent floor broker.

Mr. McDonnell has been a member of NYMEX Division since 1984.
--------------------------------------------------------------------------------

Committees of the Board

     The NYMEX Holdings Board of Directors is authorized to designate from among its members an executive committee, which will have all the authority of the board of directors, and other committees, each consisting of two or more directors. The Chairman of the Board will be an ex officio member of all committees.

Executive Committee

     The Executive Committee shall have and may exercise the authority of the Board. The Executive Committee shall have the power to perform other duties as are specified by the Board or as are provided in the Bylaws and Rules.

Audit Committee

     The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

Finance Committee

     The Finance Committee shall exercise general supervision over the financial affairs of the Company. It shall examine and cause to be audited the accounts of the Company by such certified accountant or accountants as may, upon its recommendation, be approved by the Board; and shall prescribe the methods and procedures of keeping the accounts of the Company. It shall supervise all investments authorized by the Board. It shall recommend to the Board the financial institutions in which the Company's funds may be deposited and the separate accounts to be opened, maintained and designated for deposits and disbursements for various purposes.

Bylaws Committee

     The Bylaws Committee may, in its discretion, propose to the Board such amendments or additions to the Bylaws as it may from time to time consider necessary or advisable.

Compensation Committee

     Compensation levels for the Company's President and Executive Vice President are determined by the Executive Committee of the Board and compensation for the Chairman and Vice Chairman are determined by the Board.

     Set forth below are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Company at March 27, 2001, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

NAME                                                     POSITION(S) HELD               AGE
----                                                     ----------------               ---
VINCENT VIOLA                               CHAIRMAN                                    45

     Mr. Viola was elected Chairman in 2001. Mr. Viola formed the First Bank Group. From 1993 to 1996 he served as Vice Chairman of the Board. During his board tenure, Mr. Viola served as chairman of the strategic planning committee and was instrumental in developing the NYMEX ACCESS(R) electronic trading platform. In 1990 he formed a proprietary futures and options trading group on the NYMEX Division and the International Petroleum Exchange.

MITCHELL STEINHAUSE                         VICE CHAIRMAN                               53

     Mr. Steinhause is presently an independent floor broker. He was elected Vice Chairman of the Board in March 2000. He has previously served as Corporate Secretary and has been a member of NYMEX Division since 1975 as both a floor broker and a local trader.

RICHARD SCHAEFFER                           TREASURER                                   48

     Mr. Schaeffer is presently a Senior Vice President and Director of Global Energy Futures for ABN AMRO, Inc. He has been NYMEX Exchange's Treasurer since March 1993. Prior to 1990, he was Senior Vice President/Director of the Chicago Corp., which was a clearing member of both the NYMEX and COMEX Divisions from 1997 until its merger with ABN AMRO Inc.

NEAL L. WOLKOFF                             EXECUTIVE VICE PRESIDENT                    45

     Mr. Wolkoff serves as Executive Vice President of NYMEX Holdings and has been Executive Vice President of the NYMEX Exchange since July 1993 and was Senior Vice President - Operations and Regulatory Affairs from November 1989 to July 1993. Mr. Wolkoff also serves as Executive Vice President of the COMEX Division. He previously served as a director of Enersoft Inc. Earlier in his career, he served as a trial attorney with the CFTC. Mr. Wolkoff has assumed the duties and responsibilities of the President of the Company until a successor has been duly elected and qualified.

CHRISTOPHER K. BOWEN                        SENIOR VICE PRESIDENT AND GENERAL COUNSEL   40

     Mr. Bowen serves as Senior Vice President and General Counsel of NYMEX Holdings and has been Senior Vice President and General Counsel of the NYMEX Exchange since 1997. Mr. Bowen has held positions of Associate General Counsel and Senior Associate General Counsel. He has also served as Counsel/Manager of Futures Compliance at Morgan Stanley & Co., Inc. and as an attorney at the CFTC. Mr. Bowen serves as Senior Vice President and General Counsel of COMEX and CCA.

DAVID KELLER                                CHIEF INFORMATION OFFICER                   40

     Mr. Keller serves as Chief Information Officer of NYMEX Holdings and has been Chief Information Officer of NYMEX Exchange since May 2000. Prior to joining NYMEX Exchange, Mr. Keller was the Chief Information and Technology Officer of Sempra Energy Trading Corp. and prior to that was President, Chief Executive Officer and Founder of Enersoft Corporation. Mr. Keller also serves as Chief Information Officer of COMEX and CCA.

PATRICK F. CONROY                         SENIOR VICE PRESIDENT - FINANCE &               44
                                          ADMINISTRATION

     Mr. Conroy serves as Senior Vice President - Finance & Administration of NYMEX Holdings and has been Senior Vice President - Finance & Administration of NYMEX Exchange since January 1993. Mr. Conroy also serves as Senior Vice President - Finance of COMEX and CCA.

ROBERT LEVIN                              SENIOR VICE PRESIDENT - PLANNING AND            45
                                          DEVELOPMENT

     Mr. Levin serves as Senior Vice President - Planning and Development of NYMEX Holdings and has been Senior Vice President - Planning and Development of NYMEX Exchange since June 1993. Mr. Levin was Vice President - Product Development of NYMEX Exchange from July 1991 until June 1993. Mr. Levin also currently serves as Senior Vice President - Planning and Development of COMEX.

BERNARD J. PURTA                          SENIOR VICE PRESIDENT - REGULATORY              57
                                          AFFAIRS AND OPERATIONS

     Mr. Purta serves as Senior Vice President - Operations and Regulatory Affairs of NYMEX Holdings and has been Senior Vice President - Operations and Regulatory Affairs of NYMEX Exchange since December 1993. He also serves as Senior Vice President - Operations and Regulatory Affairs of COMEX and the CCA (of which he is also Treasurer) and as Treasurer of NYMEX PAC. He currently is a director of the FIA Futures Services Division (N.Y.). Earlier in his career he served as a staff member at the CFTC.

STUART A. SMITH                           SENIOR VICE PRESIDENT - OPERATIONS              52

     Mr. Smith serves as Senior Vice President - Operations of NYMEX Holdings and has been Senior Vice President - Operations of the NYMEX Exchange since May 1992. Mr. Smith currently serves as Senior Vice President - Operations of COMEX. Mr. Smith previously served as Vice President of Trading Floor Operations from 1986 to 1996.

     None of the directors, except for the Chairman, currently is or has ever been an officer or employee of the Company or any of its subsidiaries, nor were there any Executive Committee interlocks or other relationships during 2000 requiring disclosure under interim 402(j) of Regulation S-K of the SEC.

ITEM 11.  EXECUTIVE OFFICER COMPENSATION.

     The Summary Compensation Table below sets forth information in respect of the compensation of the Chief Executive Officer of the Company during 2000 and the persons who were, at December 31, 2000, the other four most highly compensated executive officers of the Company and its subsidiaries during 1998, 1999, and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION (1),(2)
                                                           -------------------------------------
                                                                                     ALL OTHER
           NAME AND PRINCIPAL POSITION              YEAR    SALARY      BONUS       COMPENSATION
           ---------------------------              ----   --------   ----------    ------------
Daniel Rappaport, Chairman(5).....................  2000   $588,462   $  700,000             --
                                                    1999         --    1,500,000     $  100,000(3)
                                                    1998         --      850,000        100,000(3)
R. Patrick Thompson, Esq., President..............  2000    299,194           --      1,800,000(4)
                                                    1999    412,500      200,000             --
                                                    1998    360,699      200,000             --
Neal Wolkoff, Esq., Executive Vice President......  2000    422,803      250,000             --
                                                    1999    342,500      130,000             --
                                                    1998    289,699      130,000             --
David Keller, Chief Information Officer...........  2000    221,646      200,000             --
                                                    1999        N/A          N/A            N/A
                                                    1998        N/A          N/A            N/A
Christopher Bowen, Esq., Senior Vice President and
     General Counsel..............................  2000    223,608       80,956             --
                                                    1999    198,450       76,923             --
                                                    1998    180,339       51,030             --

---------------
(1) Includes amounts deferred under the Company's 401(k) and deferred compensation plans.

(2) Perquisites and other personal benefits aggregating the lower of $50,000 or 10% of the sum of salary and bonus are not reported.

(3) Represents stipend payments for serving as the Chairman of the Board of Directors.

(4) Represents special compensation payable to the late president's heirs.

(5) Vincent Viola was elected Chairman of the Company on March 20, 2001.

  Corporate Tax Deduction on Compensation in Excess of $1 Million a Year

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Company's Chief Executive Officer or any of the four other most highly compensated officers. Certain performance-based compensation is specifically exempt from the deduction limit. The Company plans to ensure that any award granted to a covered employee will qualify as performance-based compensation under Section 162(m).

  Other Compensation Plan Information

     Savings Plan

     The Company sponsors a defined contribution plan known as the "Savings and Investment Plan" for all eligible domestic employees. This plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating employees may elect to defer up to 15% of their base salary, subject to the annual Internal Revenue Code limit. The Company matches pre-tax contributions up to a maximum of 3% of base salary. A participant may also make after-tax contributions. The Company does not match these contributions. This amount may be reduced to comply with applicable Internal Revenue Code requirements. The Company also makes a year end contribution ranging from 2% to 7% of base salary based upon tenure for each eligible plan member provided the Company attains certain minimum corporate profitability thresholds. Participants are immediately vested in their before-tax and after-tax contributions and actual earnings on their contributions. Participants become vested in the matching and year end contributions at a rate of 40% of such contribution after two full years of service, and then 20% per year up to 100% after five years of service. Participants may receive the full value of their accounts generally only upon termination of employment. The plan allows earlier receipt of a participant's share in the plan, subject to certain limitations and conditions as set forth in the plan document.

     Deferred Compensation Plan

     The Company's Deferred Compensation Plan for executives provides that an eligible employee may elect to defer receipt of current compensation in order to provide retirement benefits on behalf of these employees. The Company may provide a matching and year-end contribution to the plan. Matching contribution percentages follow the same guidelines as the Company's defined contribution plan. The deferred compensation plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation under this plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify or terminate the deferred compensation plan at any time.

     Employment Agreement

     The Company has an employment and compensation agreement with Neal L. Wolkoff, Esq., one of its executive officers. This agreement provides for the named officer to earn a minimum of $500,000 per year through 2003. In addition to his stated annual salary, the executive shall have the opportunity to receive an annual bonus in an amount to be determined by the Board of Directors, but in no event less than $250,000 per year.

     Compensation of Directors

     The Company maintains the following standard compensation arrangements with its directors:

Chairman Stipend -- Effective January 1, 2000, the Chairman receives an annual stipend of $600,000. The Chairman is also eligible to receive a year-end bonus in an amount to be determined and approved by the Board of Directors.

Vice Chairman Stipend -- Effective April 1, 2000, the Vice Chairman receives an annual stipend of $100,000, as well as a fee of $1,000 for each board meeting attended. The Vice Chairman is also eligible to receive a year-end bonus in an amount to be determined and approved by the Board of Directors.

Director Stipend -- Directors receive a monthly stipend of $2,500, or $30,000 a year. Effective April 1, 2000, directors receive an additional fee of $1,000 for each board meeting attended. In addition, effective April 1, 2000, directors serving on the executive committee receive an additional annual stipend of $20,000 and are also eligible to receive a year-end bonus in an amount to be determined and approved by the Board of Directors.

     Member Retention Plan

     On October 4, 2000 the Board of Directors voted to terminate the NYMEX Division's Members' Retention and Retirement Plan. The assets of this plan were distributed in January 2001. The value of the assets and related liability as of December 31, 2000 was $33.2 million and is classified as a current liability on the balance sheet. Certain directors of the board were participants in this plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows how many NYMEX Holdings common shares certain individuals beneficially owned on March 27, 2001. These individuals include: (a) our current directors, (b) the three executive officers named in the compensation tables on page 35 and (c) all current directors and executive officers as a group. A person has beneficial ownership over shares if the person has voting or investment power over the shares.

     As of March 27, 2001, no director or executive officer of the Company owned more than 1% of all the outstanding shares of common stock at December 31, 2000. No person is the beneficial owner of 5% or more of the shares of common stock of the Company.

                                                               SHARES OF
                                                                 COMMON       PERCENT OF
                                                                 STOCK       COMMON STOCK
                                                              BENEFICIALLY   BENEFICIALLY
                  NAME OF BENEFICIAL OWNER                       OWNED          OWNED
                  ------------------------                    ------------   ------------
                            (a)
Vincent Viola...............................................        1           *
Mitchell Steinhause.........................................        1           *
Richard Schaeffer...........................................        4           *
Madeline Boyd...............................................        1           *
Robert Coakley..............................................        1           *
John Conheeney..............................................        0           *
J. Robert Collins, Jr. (1)..................................        3           *
Kenneth Garland.............................................        1           *
Anthony George Gero.........................................        2           *
David Greenberg.............................................        1           *
E. Bulkeley Griswold........................................        0           *
Jesse B. Harte (2)..........................................        1           *
Scott Hess..................................................        1           *
Steven Karvellas............................................        1           *
Harley Lippman..............................................        0           *
Kevin McDonnell.............................................        1           *
Gary Rizzi (3)..............................................        1           *
Gordon Rutledge.............................................        1           *
Richard Siatta..............................................        1           *
Robert Steele...............................................        0           *
                            (b)
Neal L. Wolkoff, Esq........................................        0           *
Christopher K. Bowen, Esq...................................        0           *
David Keller................................................        0           *
                            (c)
All directors and executive officers as a group.............       22          2.6  %

---------------
 *  Less than one percent

     ABC Agreement

     An "ABC Agreement" is an agreement in which a member designates an individual to exercise voting rights and other membership privileges, but does not give the individual the power to dispose of a membership. The provisions of an ABC Agreement also apply to the common stock of NYMEX Holdings shown to be beneficially owned by the director. The following directors currently have an ABC Agreement:

(1) Mr. Collins has entered into an ABC Agreement with El Paso Merchant Energy -- GAS LP.

(2) Mr. Harte has entered into an ABC Agreement with Duke Energy Trading and Marketing, LLC.

(3) Mr. Rizzi has entered into an ABC Agreement with AGE Commodity Clearing
    Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pioneer Futures, Inc., of which the Chairman of the Board of the Company is the sole shareholder, currently leases from the Exchange approximately 41,768 square feet of space at the One North End facility. Pioneer has nine leases as follows: (1) 5,019 square feet expiring on November 2, 2002; (2) 10,360 square feet expiring on December 4, 2002; (3) 2,840 square feet expiring on December 15, 2002; (4) 561 square feet expiring on January 1, 2003; (5) 1,372 square feet expiring on June 1, 2003; (6) 792 square feet expiring on August 1, 2003; (7) 1,213 square feet expiring on September 1, 2003; (8) 718 square feet expiring on December 1, 2003; (9) 18,893 square feet expiring on July 1, 2005. The current aggregate annual rent for these spaces is $1,601,162.

     Sterling Commodities Corp., of which a Company board member is president, currently leases from the Exchange approximately 6,253 square feet of space at the One North End facility. The lease expires on November 23, 2002. The current annual rent for this space is $225,108. The president's father is CEO and 100% owner of the company.

     Genesis 10, of which a Company board member is the founder and chief executive officer, is an information technology consulting firm. This public board member owns 90% of the equity interest of Genesis 10. In addition, the Company has entered into a written contractual relationship with Genesis 10 under which Genesis 10 provides the services of one temporary Senior Developer/Architect. Approximately $395,000 has been paid by the Company to Genesis 10 for services rendered from October 1999 to the present. Furthermore, if the Senior Developer/Architect is hired on a permanent basis, the Exchange will be obligated to pay Genesis 10 a fee of 30% of annual compensation.

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to this program, the member remains primarily liable for the loan which is used to purchase an interest in the Company. The Company's guarantee is limited to the lesser of $500,000 or 50% of the purchase price of the membership interest, and the Company has the right to liquidate the interest if the member defaults on the loan. Under the program, the Company may issue guarantees totaling, in the aggregate, up to $11 million. As of March 10, 2001, the following directors had loan balances relating to this program of greater than $60,000: Robert Coakley ($322,910) and Stephen Karvellas ($232,750).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         1. Consolidated Financial Statements

            The consolidated financial statements required to be filed hereunder are listed on page F-2 hereof by reference to the corresponding page number in the Annual Report.

         2. Financial Statement Schedule
          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits
             Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by NYMEX Holdings and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

EXHIBITS

2.2      Form of Agreement and Plan of Merger by and among New York
         Mercantile Exchange, Inc., NYMEX Holdings, Inc. and NYMEX
         Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of Form S-4 (file no. 333-30332))
3.1      Amended and Restated Certificate of Incorporation of NYMEX
         Holdings, Inc.
3.2 Bylaws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Form S-4 (file no. 333-30332)).
4 Note Purchase Agreement among NYMEX and each of Purchasers listed in Schedule A attached thereto dated October 15, 1996
         (incorporated herein by reference to Exhibit 10.5 of Form
         S-4 (file no. 333-30332)).
10.1     NYMEX Amended and Restated Members' Retention and Retirement
         Plan effective December 31, 1997. (incorporated herein by reference to Exhibit 10.1 of Form S-4 (file no. 333-30332)).
10.2 Trust under the NYMEX Members' Retention and Retirement Plan dated December 31, 1997. (incorporated herein by reference to Exhibit 10.2 of Form S-4 (file no. 333-30332)).
10.3 Ground Lease between Battery Park City Authority and NYMEX dated May 18, 1995. (incorporated herein by reference to Exhibit 10.3 of Form S-4 (file no. 333-30332)).
10.4     Funding Agreement among New York State Urban Development
         Corporation, Battery Park City Authority and NYMEX dated May
         18, 1995. (incorporated herein by reference to Exhibit 10.4 of Form S-4 (file no. 333-30332)).
10.5     NYMEX Holdings, Inc. Executive Income Deferral Program.
10.6     Network License Order Form between Oracle Corporation and
         NYMEX, accompanying Payment Plan Agreement and Payment
         Schedule between Oracle Credit Corporation and NYMEX
         (incorporated herein by reference to Exhibit 10.6 of Form
         S-4 (file no. 333-30332)).
10.7     Network License Order Form between Oracle Corporation and
         NYMEX, accompanying Payment Schedule between Oracle Credit
         Corporation and NYMEX and Amendment 1 to the Network License
         Order Form (incorporated herein by reference to Exhibit 10.7 of Form S-4 (file no. 333-30332)).

10.8       Network License Order Form between Oracle Corporation and NYMEX and accompanying Payment Schedule between Oracle Credit Corporation and NYMEX. (incorporated herein by reference to Exhibit 10.8 of Form
           S-4 (file no. 333-30332)).
10.8.1     Software License and Services Agreement between Oracle Corporation and NYMEX effective January 6, 1995
           (incorporated herein by reference to Exhibit 10.8.1 of Form S-4 (file no. 333-30332)).
10.9       Smartnet Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996. (incorporated herein by reference to Exhibit 10.9 of Form S-4 (file no. 333-30332)).
10.10      Network Supported Account Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996
           (incorporated herein by reference to Exhibit 10.10 of Form S-4 (file no. 333-30332)).
10.11      COMEX Members' Retention and Retirement Plan.
10.12      Employment Agreement between NYMEX Holdings and Neal L. Wolkoff, Esq.
21.1       Subsidiaries of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 of Form S-4 (file
           no. 333-30332)).
99         Published report regarding the demutualization vote by Security holders on June 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2001

                                          NYMEX HOLDINGS, INC.

                                          BY:       /s/ VINCENT VIOLA
                                            ------------------------------------
                                                       VINCENT VIOLA
                                             Chairman of the Board of Directors
                                               (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF NYMEX HOLDINGS, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----

                  /s/ VINCENT VIOLA                    Chairman of the Board  March 27, 2001
-----------------------------------------------------
                    VINCENT VIOLA

               /s/ MITCHELL STEINHAUSE                     Vice Chairman      March 27, 2001
-----------------------------------------------------
                 MITCHELL STEINHAUSE

                /s/ RICHARD SCHAEFFER                        Treasurer        March 27, 2001
-----------------------------------------------------
                  RICHARD SCHAEFFER

                  /s/ MADELINE BOYD                          Director         March 27, 2001
-----------------------------------------------------
                    MADELINE BOYD

                 /s/ ROBERT COAKLEY                          Director         March 27, 2001
-----------------------------------------------------
                   ROBERT COAKLEY

                 /s/ JOHN CONHEENEY                          Director         March 27, 2001
-----------------------------------------------------
                   JOHN CONHEENEY

                                                             Director         March 27, 2001
-----------------------------------------------------
               J. ROBERT COLLINS, JR.

                 /s/ KENNETH GARLAND                         Director         March 27, 2001
-----------------------------------------------------
                   KENNETH GARLAND

               /s/ ANTHONY GEORGE GERO                       Director         March 27, 2001
-----------------------------------------------------
                 ANTHONY GEORGE GERO

                 /s/ DAVID GREENBERG                         Director         March 27, 2001
-----------------------------------------------------
                   DAVID GREENBERG

                                                             Director         March 27, 2001
-----------------------------------------------------
                E. BULKELEY GRISWOLD

                                                             Director         March 27, 2001
-----------------------------------------------------
                   JESSE B. HARTE

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----


                                                             Director         March 27, 2001
-----------------------------------------------------
                     SCOTT HESS

                /s/ STEVEN KARVELLAS                         Director         March 27, 2001
-----------------------------------------------------
                  STEVEN KARVELLAS

                                                             Director         March 27, 2001
-----------------------------------------------------
                   HARLEY LIPPMAN

                                                             Director         March 27, 2001
-----------------------------------------------------
                   KEVIN MCDONNELL

                   /s/ GARY RIZZI                            Director         March 27, 2001
-----------------------------------------------------
                     GARY RIZZI

                 /s/ GORDON RUTLEDGE                         Director         March 27, 2001
-----------------------------------------------------
                   GORDON RUTLEDGE

                                                             Director         March 27, 2001
-----------------------------------------------------
                   RICHARD SAITTA

                                                             Director         March 27, 2001
-----------------------------------------------------
                    ROBERT STEELE

                 /s/ NEAL L. WOLKOFF                      Executive Vice      March 27, 2001
-----------------------------------------------------        President
                   NEAL L. WOLKOFF

                /s/ PATRICK F. CONROY                       Senior Vice       March 27, 2001
-----------------------------------------------------  President-Finance and
                  PATRICK F. CONROY                       Administration

                  /s/ JOSEPH FILKO                          Controller        March 27, 2001
-----------------------------------------------------
                    JOSEPH FILKO

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 2000

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION
                                   ITEM 14(1)

ITEM 14(1)  FINANCIAL STATEMENTS

Report of Independent Auditors, Deloitte & Touche LLP.......  F-3
Management's Responsibility for Financial Statements........  F-4
Consolidated Balance Sheets at December 31, 2000 and 1999...  F-5
Consolidated Statements of Operations and Retained
  Earnings/Members' Equity for the years ended December 31,
  2000, 1999 and 1998.......................................  F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

     All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item 14(1) Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of NYMEX Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and retained earnings/members' equity and of cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NYMEX Holdings, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 9, 2001

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To Our Stockholders:

     Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based upon our estimates and assumptions, as required. The consolidated financial statements have been audited by our independent auditors, Deloitte & Touche LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors are valid and appropriate.

     Management maintains a system of internal accounting controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee consists of the Chairman of the Board and three Public Directors appointed by the Board. One of the Public Directors serves as chairman of the committee. The Audit Committee meets several times each year with representatives of management, including the Chief Financial Officer, the Vice President of Internal Audit and the independent auditors to review the financial reporting process and controls in place to safeguard assets. Both our independent auditors and internal auditor have unrestricted access to the Audit Committee.

     Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 31, 2000 provide reasonable assurance that the Consolidated Financial Statements are reliable and that our assets are reasonably safeguarded.

                                          /s/ VINCENT VIOLA
                                          --------------------------------------
                                          Chairman of the Board

                                          /s/ PATRICK F. CONROY
                                          --------------------------------------
                                          Senior Vice President -- Finance and
                                                 Administration

                                          Date: March 27, 2001
                                             -----------------------------------

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
              (IN THOUSANDS, EXCEPT PER SHARE/MEMBERSHIP AMOUNTS)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $ 32,979   $ 36,592
Marketable securities, at market (cost of $75,637 and
  $70,703)..................................................    77,628     66,790
Clearing and transaction fees receivable, net...............     7,575     14,421
Market data fees receivable, net............................     4,039      4,647
Prepaid taxes and expenses..................................     4,468      4,209
Deferred income taxes.......................................     1,188        476
Other current assets........................................     3,289      4,172
                                                              --------   --------
          Total current assets..............................   131,166    131,307
Property and equipment, net.................................   224,547    228,613
Goodwill, net...............................................    18,482     20,635
Security deposits...........................................    10,240     10,250
Other assets................................................     2,703      1,689
                                                              --------   --------
TOTAL ASSETS................................................  $387,138   $392,494
                                                              ========   ========

                  LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY
LIABILITIES:
NYMEX Division members' retention program...................  $ 33,221   $     --
Accounts payable and accrued liabilities....................    11,285     12,053
Accrued salaries and related liabilities....................     3,869      2,848
Notes payable...............................................     2,815         --
Deferred credit -- grant for building construction..........     2,145      2,145
Accrued interest payable....................................     1,920      1,920
Other current liabilities...................................     1,019      1,041
                                                              --------   --------
          Total current liabilities.........................    56,274     20,007
Deferred income taxes.......................................    10,875     12,568
Postemployment and postretirement benefits..................     7,075      6,770
Deferred rent expense.......................................     1,236        833
Other non-current liabilities...............................     1,586         --
Notes payable...............................................    97,185    100,000
Deferred credit -- grant for building construction..........   119,035    121,179
Subordinated commitment -- members' retention program.......     9,213     37,935
                                                              --------   --------
          Total liabilities.................................   302,479    299,292
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (See Note 15)
STOCKHOLDERS'/MEMBERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --         --
Additional paid-in capital..................................    84,415         --
Retained earnings...........................................       244         --
Members' equity.............................................        --     93,202
                                                              --------   --------
          Total stockholders'/members' equity...............    84,659     93,202
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY.........  $387,138   $392,494
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       RETAINED EARNINGS/MEMBERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              (IN THOUSANDS, EXCEPT PER SHARE/MEMBERSHIP AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee rebates
     of $13,727, $13,065 and $11,272 in 2000, 1999 and
     1998...................................................  $ 92,500   $105,206   $ 90,764
  Market data fees..........................................    33,622     34,689     34,858
  Other, net of rebates of $2,831, $2,399, and $1,364 in
     2000, 1999 and 1998....................................     4,747      4,540      4,961
                                                              --------   --------   --------
          Total operating revenues..........................   130,869    144,435    130,583
                                                              --------   --------   --------
OPERATING EXPENSES:
  Salaries and employee benefits............................    48,547     45,802     44,552
  Rent and facility.........................................    15,736     12,877     12,760
  Professional services.....................................    15,625      8,424      7,486
  General and administrative................................    15,063     14,012     14,983
  Telecommunications, equipment rentals and maintenance.....    14,952     15,917     14,627
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................    13,862     10,966      9,901
  Demutualization expenses..................................     4,281        593         --
  Marketing.................................................     2,446      2,537      2,403
  Amortization of goodwill..................................     2,153      2,153      2,153
  Loss on disposition of property and equipment.............       857      1,298      2,814
  Other.....................................................     4,905      4,984      5,344
                                                              --------   --------   --------
          Total operating expenses..........................   138,427    119,563    117,023
                                                              --------   --------   --------
(LOSS) INCOME FROM OPERATIONS...............................    (7,558)    24,872     13,560
OTHER INCOME (EXPENSES):
  Investment income, net....................................     9,355      3,942      6,739
  Interest expense..........................................    (7,718)    (7,721)    (7,958)
                                                              --------   --------   --------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES...    (5,921)    21,093     12,341
(BENEFIT) PROVISION FOR INCOME TAXES........................    (3,140)     8,903      6,263
                                                              --------   --------   --------
NET (LOSS) INCOME...........................................    (2,781)    12,190      6,078
MEMBERS' EQUITY, BEGINNING OF YEAR..........................    93,202     86,233     86,565
LESS: DEMUTUALIZATION ADJUSTMENTS AND NET TRANSFER TO
  MEMBERS' RETENTION PROGRAM:
  NYMEX Division............................................    (4,959)    (4,017)    (5,255)
  COMEX Division............................................      (803)    (1,204)    (1,155)
Allocation of members' equity and pre-demutualization loss
  to additional paid-in capital.............................   (84,415)        --         --
                                                              --------   --------   --------
RETAINED EARNINGS/MEMBERS' EQUITY, END OF YEAR..............  $    244   $ 93,202   $ 86,233
                                                              ========   ========   ========
(Loss) earnings per share/NYMEX Division membership (based
  on 816 shares/NYMEX Division memberships).................  $ (3,408)  $ 14,939   $  7,449
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               2000      1999      1998
                                                               ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(2,781)  $12,190   $ 6,078
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................   13,862    10,966     9,901
    Amortization of goodwill................................    2,153     2,153     2,153
    Deferred income taxes...................................   (2,405)    2,979     8,262
    Loss on disposition of property and equipment...........      857     1,298     2,814
    Net changes in operating assets and liabilities:
      (Increase) decrease in marketable securities:
         Corporate funds....................................  (12,330)    9,029     2,167
         Members' retention funds...........................    1,492     6,238    (5,398)
      Decrease (increase) in clearing and transaction fees
       receivable...........................................    6,846    (8,346)    2,042
      Decrease (increase) in market data fees receivable....      608    (1,007)     (154)
      (Increase) decrease in prepaid taxes and expenses.....     (259)    5,024     2,398
      Decrease (increase) in other current assets...........      883    (1,378)     (366)
      (Decrease) increase in accounts payable and accrued
       liabilities..........................................     (768)    4,224    (4,954)
      Increase (decrease) in accrued salaries and related
       liabilities..........................................    1,021       (76)    1,078
      Decrease in accrued interest payable..................       --        --    (1,196)
      (Decrease) increase in other current liabilities......      (22)      831       906
      Increase in postemployment and postretirement
       benefits.............................................      305       185       420
      Increase in other non-current liabilities.............    1,586        --        --
      Increase in deferred rent expense.....................      403        --        --
      Other.................................................       50        --        --
                                                              -------   -------   -------
         Net cash provided by operating activities..........   11,501    44,310    26,151
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................  (12,797)  (20,022)  (18,175)
  Decrease in security deposits.............................       10        --        --
  (Increase) decrease in other assets.......................   (1,014)     (943)       50
                                                              -------   -------   -------
         Net cash used in investing activities..............  (13,801)  (20,965)  (18,125)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  COMEX acquisition note repayments.........................       --        --    (5,043)
  Distributions under NYMEX Division members' retention
    program.................................................   (1,313)   (1,106)   (1,012)
                                                              -------   -------   -------
         Net cash used in financing activities..............   (1,313)   (1,106)   (6,055)
                                                              -------   -------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (3,613)   22,239     1,971
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................   36,592    14,353    12,382
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $32,979   $36,592   $14,353
                                                              =======   =======   =======
SUPPLEMENTAL INFORMATION
  Cash paid for:
    Interest................................................  $ 7,680   $ 7,680   $ 9,130
                                                              =======   =======   =======
    Income taxes............................................  $    39   $   704   $    --
                                                              =======   =======   =======
  Cash received from:
    Income tax refunds......................................  $    --   $    --   $ 3,461
                                                              =======   =======   =======
  Noncash members' equity transactions -- transfer to
    subordinated commitment -- members' retention program:
    NYMEX Division..........................................  $ 4,959   $ 4,017   $ 5,255
                                                              =======   =======   =======
    COMEX Division..........................................  $   803   $ 1,204   $ 1,155
                                                              =======   =======   =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange which was established in 1872. Under these laws, NYMEX Holdings has the right to pay dividends. The two principal operating subsidiaries of NYMEX Holdings are the New York Mercantile Exchange, Inc. ("NYMEX Exchange" or "NYMEX Division") and the Commodity Exchange, Inc. ("COMEX" or "COMEX Division"), which is organized as a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each NYMEX Exchange operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company."

     The Company demutualized on November 17, 2000 at which time the book value of the assets and liabilities of NYMEX carried over to NYMEX Exchange. After the demutualization, all the assets and liabilities of NYMEX Exchange were consolidated into the parent company, NYMEX Holdings.

     As a Company which has subsidiaries designated for trading futures contracts and options on futures contracts by the Commodity Futures Trading Commission, the Company has the primary objective of creating and maintaining an orderly market for contracts that are traded on the Exchange. Through its in-house clearing units, the Exchange stands as buyer to every seller and seller to every buyer. To manage the risk of financial nonperformance, the Exchange requires members to post margin, in the form of cash, U.S. government securities or irrevocable letters of credit. The Exchange also requires guaranty fund deposits from clearing members which would be available to cover financial nonperformance. (See Notes 12 and 13.) The Exchange has extensive surveillance and compliance operations and procedures to monitor and enforce the rules pertaining to trading, position limits and financial condition of its members.

     BASIS OF PRESENTATION -- The accompanying consolidated financial statements are presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries NYMEX Exchange, COMEX, COMEX Clearing Association, Inc. ("CCA"), and NYMEX Technology Corp. (which became inactive in November 1996). Intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of the accompanying consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents consist of cash and all highly-liquid investments with maturities of three months or less when purchased. The fair value of cash and cash equivalents approximates their carrying amounts. The Company set aside $17.7 million and $10.4 million in cash and cash equivalents for the members' retention plan as of December 31, 2000 and 1999, respectively.

     Securities purchased under agreements to resell are treated as cash equivalents and are carried at contract value, as specified in the agreements. The market value of securities purchased under agreements to resell is monitored by the Company and additional collateral is obtained as necessary to protect against credit exposure. At December 31, 2000 and 1999, U.S. government securities held in a segregated account by a U.S. money-center bank collateralized the securities purchased under agreements to resell.

     MARKETABLE SECURITIES -- The Company invests primarily in high-grade tax-exempt municipal bonds and direct obligations of the U.S. government and its agencies. The Company has classified all of its investments in

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
debt and equities as trading. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such classification at each balance sheet date.

     Trading securities are bought and held principally for the purpose of selling them in the near future and are carried at fair value based on quoted market prices. The resulting unrealized gains or losses are recognized currently in the Consolidated Statements of Operations and Retained Earnings/Members' Equity. Realized gains or losses from the sales of marketable securities are determined on the specific identification basis and are included in Investment Income, Net in the Consolidated Statements of Operations and Retained Earnings/Members' Equity.

     REVENUE RECOGNITION -- The largest source of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated on the Exchange. Clearing and transaction fees receivable are monies due the Exchange from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Fees owed to the Exchange are collateralized by members' interests. At the end of December 31, 2000 and 1999, no clearing and transaction fees receivable balance was greater than the member's interests. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's interests in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried at amounts that approximate fair value, net of allowances for member credits which are based upon expected billing adjustments. An allowance for member credits of $1,000,000 and $1,500,000 has been established based on historical recording of these subsequent credits and has been applied as a reduction of clearing and transaction fees receivable at December 31, 2000 and 1999, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to collectibility is remote and therefore no allowance for doubtful accounts is necessary.

     Effective January 1, 1996, the NYMEX Division adopted a fee reduction program, pursuant to which certain clearing fees of NYMEX Division members are substantially reduced. The Exchange adopted a fee reduction program for futures commission merchants (FCMs) effective January 1, 1998 and similar fee reduction programs for local owners and floor brokerage operations effective January 1, 1999. These programs have been established to reduce various operating costs to these participants such as telephone, rent and marketing expenses.

     The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Exchange by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the last month reported. The Company conducts periodic audits of the information provided. At December 31, 2000, four vendors represented a receivable balance greater than 5% of the total balance. An allowance for uncollectible receivables of $1,600,000 and $500,000 has been applied as a reduction to the December 31, 2000 and 1999 market data fees receivable balances, respectively.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are provided utilizing the straight-line method over the estimated useful lives of the assets or lease terms, whichever is shorter. (See Note 4.)

     The following table summarizes the years over which significant assets are generally depreciated or amortized:

Building and improvements...................................  20 to 60 years
Information system equipment................................   4 to 10 years
Furniture, fixtures, office machinery and other.............   3 to 15 years
Leasehold improvements......................................  15 to 40 years

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     Where different depreciation methods or lives are used for tax purposes, deferred income taxes are recorded. The Company capitalizes purchases of software and amortizes these costs using the straight-line method over a period of three years. Beginning in 1999, the Company capitalized internally developed software and implementation costs based on a project-by-project analysis. All capitalized internally developed software costs are amortized using the straight-line method over the estimated useful lives of the software, not exceeding five years.

     The carrying value of property and equipment is assessed annually and/or when factors indicating an impairment may be present. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value. There were no impairments recognized for the years ended December 31, 2000 and 1999. The loss on disposition of assets included in the Consolidated Statements of Operations and Retained Earnings/Members' Equity for these years represents the net book value of property retired from service.

     Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized and depreciated. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

     GOODWILL -- Goodwill, representing the excess of the purchase price over the fair value of the net assets of COMEX (acquired in August 1994), is being amortized on a straight-line basis over the period of expected benefit of 15 years. The accumulated amortization balance as of December 31, 2000, and 1999 was $13,817,000 and $11,663,000, respectively. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. There were no impairments recognized during any of the periods presented.

     INCOME TAXES -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting For Income Taxes. SFAS No. 109 requires that deferred taxes be established based upon the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. (See Note 10.)

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- The Company accounts for certain postretirement benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments other than pensions during the employees' active service lives. For the Company, such benefits consist principally of health care benefits. (See Note 9.)

     POSTEMPLOYMENT BENEFITS -- The Company has certain postemployment benefit plans covering its employees. The benefit plans provide severance, disability, supplemental health care, life insurance or other welfare benefits. The Company accrues the cost of certain benefits provided to former or inactive employees during the employee's active years of service.

     SEGMENT REPORTING -- Management reports on two segments: the NYMEX Division, providing futures and options trading of energy product contracts and platinum group metals contracts, and the COMEX Division, providing futures and options trading of precious metals contracts, copper and aluminum contracts, and the FTSE Eurotop 100(R) stock index futures and options contracts and FTSE Eurotop 300(R) futures contracts. Management is currently using revenues of these two divisions as a measurement of operating performance. (See Note 14.)

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

  DEFERRED CREDIT -- GRANT FOR BUILDING CONSTRUCTION

     By agreement dated May 18, 1995, the Company secured a grant from the New York City Economic Development Corporation (EDC) and the Empire State Development Corporation (ESDC, formerly called the New York State Urban Development Corporation) for approximately $128.7 million for construction of a new facility. The grant is being recognized in income on the same basis as and matched to the depreciation of the facility. (See Note 15.) The 2000, 1999 and 1998 amortization of the deferred credit is recorded as a reduction to depreciation and amortization expense.

  MARKETING COSTS

     Marketing costs include costs incurred for producing and communicating advertising and other marketing activities. These costs are expensed when incurred.

  EARNINGS PER SHARE

     The Company has only one type of earnings per share calculation, basic earnings per share. In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share are based on the weighted average number of common shares outstanding in each year. There are no common stock equivalents and thus, no dilution of earnings per share.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date of SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Effective January 1, 2001, the Company adopted this statement. Upon adoption, SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively, for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company has adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its consolidated financial statements for the year ended December 31, 2000. The Company will adopt the remaining provisions of SFAS No. 140, as required in 2001, and is currently assessing their impact.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

2. COLLATERIZATION

     At December 31, 2000, the Company had accepted collateral in the form of United States treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements with and is held in custody by its banks. The fair value of such collateral at December 31, 2000 was approximately $30,108,000.

3.  DEMUTUALIZATION

     On May 12, 2000, the Company's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the Securities and Exchange Commission. As a result, NYMEX Holdings owns all of the equity of the Exchange and current NYMEX Division members received all of the stock of NYMEX Holdings, while retaining their trading privileges in NYMEX Exchange. This plan was subsequently approved by the members. The previous contract market designations of pre-demutualization New York Mercantile Exchange were transferred to NYMEX Exchange. A favorable IRS letter ruling was received on October 23, 2000 stating that there would be no adverse tax consequences resulting from the demutualization transaction. The demutualization was completed on November 17, 2000.

     Expenses incurred for demutualization consisted of accounting, investment banking, legal printing and SEC filing fees, are shown as a separate line item on the Consolidated Statements of Operations and Retained Earnings/Members' Equity.

4.  PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost, less related accumulated depreciation and amortization of $44,932,000 at December 31, 2000 and $31,323,000 at December 31, 1999.

                     PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                      -------------------   -------------------
                                                        NET       GROSS       NET       GROSS
                                                      --------   --------   --------   --------
Building and improvements...........................  $167,821   $179,536   $170,420   $178,780
Information system equipment........................    28,288     50,384     32,742     50,188
Furniture, fixtures, office machinery and other.....    27,982     38,376     24,937     29,760
Leasehold improvements..............................       456      1,183        514      1,208
                                                      --------   --------   --------   --------
                                                      $224,547   $269,479   $228,613   $259,936
                                                      ========   ========   ========   ========

     Depreciation and amortization expense of property and equipment is presented net of amortization of the deferred credit. This amortization of deferred credit was $2.1 million, $2.1 million, and $1.9 million in 2000, 1999 and 1998, respectively.

     In 2000, the Company retired from service capital assets and their related accumulated amortization and depreciation totaling $3.2 million and $2.4 million, respectively. The resulting loss (remaining net book value) of $0.8 million was recognized in current earnings. In 1999, a similar loss of $1.3 million was recognized and included in the Consolidated Statement of Operations and Retained Earnings/Members' Equity. For the year ended December 31, 1998, $2.8 million for disposed assets was recognized in the Consolidated Statement of Operations and Retained Earnings/Members' Equity.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

5.  NOTES PAYABLE

     Notes payable consisted of the following at December 31:

                                                                (IN THOUSANDS)
                                                                2000       1999
                                                              --------   --------
Private Placement Notes:
  7.48%, Senior Notes, Series A, due 2011...................  $ 31,000   $ 31,000
  7.75%, Senior Notes, Series B, due 2021...................    54,000     54,000
  7.84%, Senior Notes, Series C, due 2026...................    15,000     15,000
                                                              --------   --------
                                                               100,000    100,000
  Less current maturities...................................     2,815         --
                                                              --------   --------
  Long-term debt............................................  $ 97,185   $100,000
                                                              ========   ========

     The Company issued a private offering of debt during 1996 and 1997, totaling $100 million to provide completion financing for the new Company trading facility and headquarters. This issue contained three series each with different maturities, interest rates, and required repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company's interest therein, or any other collateral.

     Long-term debt that becomes due during the next five years is as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................      $2,815
2003........................................................       2,815
2004........................................................       2,815
2005........................................................       2,815
2006........................................................       2,815

6.  MEMBERS' RETENTION PROGRAMS

     On October 4, 2000, the Company's Board of Directors voted to terminate the NYMEX Division Members' Retention and Retirement Plan. The Company had maintained a Retention Program under which qualified NYMEX Division members, based on long-term and continuous membership, as defined, may receive payments of $25,000 per year for 10 years. The program was amended to increase the scheduled payment by three percent each year, commencing July 1, 1996, and then remain fixed for each recipient at each respective level. The assets of this Plan were distributed in January 2001. The value of the assets and related liability, as of December 31, 2000, was $33.2 million. The liability is classified as current on the Consolidated Balance Sheet. Program commitments were recognized by a transfer from members' equity to a subordinated commitment to the membership. For each of the years ended December 31, 2000, 1999, and 1998, $3,600,000 was transferred.

     The Company also maintains a Retention Program for members of the COMEX Division. The program is similar to the terminated NYMEX Division program, except that the annual benefit payments are $12,500 ($2,000 for options members) for vested participants and no new participants were permitted after the date of the merger. No payments may be made prior to January 1, 2002. In addition, under the terms of the COMEX merger agreement, the COMEX Division program will be funded at a minimum of $400,000 annually. In any year in which the Company funds the NYMEX Division program or makes a distribution to NYMEX

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

Division members, the funding shall be $800,000. Such amounts may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Prior to the demutualization of the Company on November 17, 2000, corporate contributions to the plan were recognized as direct transfers from members' equity. After demutualization, corporate contributions are charged against current operations.

     All benefits to be paid under the COMEX Division program shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Subject to the foregoing, the Board of Directors of the Company reserves the right to amend or terminate the program upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

7.  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution plan (the "Plan") for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15 % of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 3 % of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Plan member. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 40 % after two full years of service, and then 20 % per year until fully vested at 100 % after five years of service. The Company's total contributions to the Plan were $1.8 million, $1.6 million and $1.6 million for each of the years ended December 31, 2000, 1999 and 1998, respectively.

8.  DEFERRED COMPENSATION

     Effective July 1, 1997, the Company instituted a nonqualified deferred compensation plan (the "Deferred Plan") for key employees to permit them to defer receipt of current compensation in order to provide retirement benefits on behalf of such employees. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company's defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time.

9.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through certain insurance companies. The Company expects to fund its share of such benefit costs principally on a pay-as-you-go basis.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     The following table presents the funded status of such plans reconciled with amounts recognized in the Company's consolidated financial statements at December 31 (in thousands):

                                                               2000      1999
                                                               ----      ----
Change in accumulated postretirement benefit obligation:
  Accumulated postretirement benefit obligation, beginning
     of year................................................  $ 3,761   $ 4,168
  Service cost..............................................      339       446
  Interest cost.............................................      311       248
  Actuarial loss (gain).....................................      429      (942)
  Benefits paid.............................................     (183)     (159)
                                                              -------   -------
  Accumulated postretirement benefit obligation, end of
     year...................................................  $ 4,657   $ 3,761
                                                              =======   =======
Funded status...............................................  $(4,657)  $(3,761)
  Unrecognized transition obligation........................    1,355     1,452
  Unrecognized prior service cost...........................   (1,494)   (1,613)
  Unrecognized net gain.....................................   (1,241)   (1,733)
                                                              -------   -------
  Accrued postretirement benefit cost, end of year..........  $(6,037)  $(5,655)
                                                              =======   =======

                                                              2000    1999    1998
                                                              ----    ----    ----
Net periodic postretirement benefit cost consists of the
  following components for the years ended December 31 (in
  thousands):
  Service cost..............................................  $ 339   $ 446   $ 461
  Interest cost.............................................    331     248     239
  Amortization of:
     Transition obligation..................................     97      96      96
     Prior service cost.....................................   (119)   (118)   (118)
     Net gain...............................................    (62)    (57)    (43)
                                                              -----   -----   -----
  Net periodic postretirement benefit cost..................  $ 586   $ 615   $ 635
                                                              =====   =====   =====

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 7.50% and 7.75% at December 31, 2000 and 1999, respectively.

     The weighted-average annual assumed rates of increase in the per capita cost to cover benefits (i.e., health care cost trend rate) is 10.0% for 2000 and is assumed to decrease gradually to 5% by 2005 and remain level thereafter.

     The following shows the impact of a 1% change in the trend rate:

                                                                 1%         1%
                                                               POINT       POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost................  $ 52,058   $ (48,678)
Effect on accumulated postretirement benefit obligation.....  $339,484   $(314,803)

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     The (benefit) provision for income taxes in the Consolidated Statements of Operations and Retained Earnings/Members' Equity for the years ended December 31, 2000, 1999 and 1998, respectively, consisted of the following (in thousands):

                                                             2000      1999     1998
                                                             ----      ----     ----
Current:
  Federal.................................................  $(1,475)  $4,391   $(2,024)
  State and local.........................................      844    1,533        25
                                                            -------   ------   -------
                                                               (631)   5,924    (1,999)
                                                            -------   ------   -------
Deferred:
  Federal.................................................   (1,804)   2,844     5,717
  State and local.........................................     (705)     135     2,545
                                                            -------   ------   -------
                                                             (2,509)   2,979     8,262
                                                            -------   ------   -------
          Total (benefit) provision.......................  $(3,140)  $8,903   $ 6,263
                                                            =======   ======   =======

     Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before tax is as follows:

                                                                2000     1999    1998
                                                                ----     ----    ----
Statutory U.S. federal tax rate............................      34.0%   34.0%   35.0%
State and local taxes, net of federal benefit..............      (0.2%)  13.6%    0.1%
Member benefits............................................       5.8%     --%   12.2%
Amortization of goodwill...................................     (12.4%)   4.7%    6.1%
Deferred credit amortization--grant for building
  construction.............................................      12.3%   (4.7%)  (5.5%)
Tax-exempt income..........................................      18.5%   (5.1%)  (6.4%)
Nondeductible expenses.....................................      (3.4%)   1.5%    2.1%
Valuation allowance........................................      (2.0%)    --%     --%
Rate change................................................      12.4%     --%     --%
Change in estimate.........................................     (16.2%)    --%     --%
Other, net.................................................       4.2%   (1.8%)   7.1%
                                                               ------    ----    ----
Effective tax rate.........................................      53.0%   42.2%   50.7%
                                                               ======    ====    ====

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     At December 31, the components of net deferred tax assets (liabilities) were as follows (in thousands):

                                                                2000       1999
                                                                ----       ----
Current
  Assets:
     Unrealized losses on marketable securities.............  $     --   $    304
     Accrued expenses.......................................       156         89
     Federal net operating loss carryforwards...............       166         41
     State and city net operating losses....................       365         --
     Suspended charitable contributions.....................       453         --
     Demutualization costs..................................       447         --
     Other..................................................        --        103
                                                              --------   --------
                                                                 1,587        537
                                                              --------   --------
  Liabilities:
     Unrealized gains on marketable securities..............      (297)        --
     Other..................................................      (102)       (61)
                                                              --------   --------
                                                                  (399)       (61)
                                                              --------   --------
Total current net deferred tax assets.......................  $  1,188   $    476
                                                              ========   ========
Noncurrent
  Assets:
     Postretirement benefits................................  $  3,262   $  3,177
     Deferred compensation..................................       318        237
     Suspended capital loss.................................        --        134
     Suspended charitable contributions.....................       774        607
     Federal net operating loss carryforwards...............       325        440
     Demutualization costs..................................     1,711         --
     AMT credit carryforwards...............................       943        943
     Market data reserve....................................       229         --
     Other..................................................       103         98
                                                              --------   --------
                                                                 7,665      5,636
                                                              --------   --------
Liabilities:
  Depreciation and amortization.............................   (18,422)   (18,204)
                                                              --------   --------
  Total noncurrent deferred tax liabilities.................   (10,757)   (12,568)
  Less valuation allowance..................................      (118)        --
                                                              --------   --------
Total net noncurrent deferred tax liabilities...............  $(10,875)  $(12,568)
                                                              ========   ========

A valuation allowance of $118 was established in 2000 in accordance with provisions of SFAS No. 109. The allowance has been established due to the uncertainty of realizing certain tax loss carryforwards.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

11.  REDUCTION-IN-WORKFORCE

     On August 1, 2000, the Company implemented a reduction-in-workforce program resulting in the elimination of 10% of the Company's staff. These employees were notified and terminated by the end of the year. This program was adopted in an effort to establish a more cost-efficient business structure in response to competition. These staff reductions encompassed various professional and clerical positions throughout the Company. Restructuring and related costs recorded in fiscal 2000 totaled $1.9 million pretax or $2,328 per share. $1.8 million of these charges were for severance payments to affected employees, $100,000 of which is owed as of December 31, 2000. The remaining $100,000 of the program's costs represents benefits payments made to employees for the rest of the 2000 year.

12.  SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts; such assets belong to members and thus are not included in the accompanying consolidated financial statements. At December 31, 2000 and 1999, $8,615 and $1,872,134 of cash, $5,435,298,000 and
$2,832,567,000 of U.S. Treasury obligations, and $111,970,000 and $24,200,000 of
U.S. Treasury bills purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, at December 31, 2000 and 1999, the NYMEX Division held irrevocable letters of credit amounting to $452,652,000 and $248,089,600, respectively, which are used by members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as delivery obligations in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the member firms depositing such securities.

     At December 31, 2000 and 1999, the COMEX Division's segregated funds consisted of $572 and $2,984,384 in cash, $507,545,000 and $763,650,000 in U.S.
Treasury bills, and $1,700,000 and $4,150,000 of U.S. Treasury bills purchased under agreements to resell, respectively. The COMEX Division also holds irrevocable letters of credit aggregating $30,450,000 and $89,650,000 as of December 31, 2000 and 1999, respectively.

13.  GUARANTY FUND

     Each clearing member is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX and/or COMEX). Separate and distinct Guaranty Funds, held by the Company, are maintained for the NYMEX and COMEX Divisions. These funds may be used by the respective divisions for any loss sustained by the Company as a result of the failure of a clearing member to discharge their obligations.

     At December 31, 2000 and 1999, the total deposits maintained in the NYMEX Division Guaranty Fund were $79,276,000 and $83,966,000, respectively. At December 31, 2000 and 1999, the total deposits for the COMEX Division Guaranty Fund were $77,812,000 and $76,944,141, respectively.

14.  SEGMENT REPORTING

     The Company has two operating segments: the NYMEX Division, providing futures and options trading of energy product contracts and platinum group metals contracts, and the COMEX Division, providing for futures and options trading of precious metals contracts, copper and aluminum contracts, and FTSE Eurotop 100(R) stock index futures and options and FTSE Eurotop 300(R) futures contracts. At present, the Company does not consider enymex(SM) to be a business segment. The Company believes this will be a segment to be

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
reported on in 2001. enymex(SM) is an internet-based trading platform that will be open to all clearing member approved participants. A summary by business segment follows (in thousands):

                                                               NYMEX      COMEX     TOTAL
                                                              --------   -------   --------
Year Ended December 31, 2000
OPERATING REVENUES:
  Clearing and transaction fees
     Regular trading hours(1)...............................  $ 80,986   $18,257   $ 99,243
     NYMEX ACCESS(R)(2).....................................     6,350       634      6,984
  Market data fees..........................................    18,566    15,056     33,622
  Other.....................................................     4,540       207      4,747
  Member fee rebates........................................   (13,727)       --    (13,727)
                                                              --------   -------   --------
          Total operating revenues..........................  $ 96,715   $34,154   $130,869
                                                              ========   =======   ========
Year Ended December 31, 1999
OPERATING REVENUES:
  Clearing and transaction fees
     Regular trading hours(1)...............................  $ 85,512   $24,313   $109,825
     NYMEX ACCESS(R)(2).....................................     7,420     1,026      8,446
  Market data fees..........................................    18,997    15,692     34,689
  Other.....................................................     4,327       213      4,540
  Member fee rebates........................................   (13,065)       --    (13,065)
                                                              --------   -------   --------
          Total operating revenues..........................  $103,191   $41,244   $144,435
                                                              ========   =======   ========
Year Ended December 31, 1998
OPERATING REVENUES:
  Clearing and transaction fees
     Regular trading hours(1)...............................  $ 73,199   $22,332   $ 95,531
     NYMEX ACCESS(R)(2).....................................     5,668       837      6,505
  Market data fees..........................................    18,864    15,994     34,858
  Other.....................................................     4,196       765      4,961
  Member fee rebates........................................   (11,272)       --    (11,272)
                                                              --------   -------   --------
          Total operating revenues..........................  $ 90,655   $39,928   $130,583
                                                              ========   =======   ========

---------------
(1) Clearing and transaction fees generated from trading on the open outcry system during regular business hours.

(2) Clearing and transaction fees generated from trading on the NYMEX ACCESS(R) system.

15.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2000. Although there can be no assurance as to the ultimate outcome, the Company believes that it has a meritorious defense and will deny liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

The Company has been named as a defendant in the following legal actions:

     Electronic Trading Systems Corporation v. New York Mercantile
     Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. This case is in discovery. Mediation is pending in this matter.

     Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The case is in discovery.

     Western Capital Design, LLC On Its Own Behalf and on behalf of those similarly situated v. New York Mercantile Exchange and John Does
     "1-50." This action is pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by NYMEX Exchange and certain members regarding the execution of heating oil and natural gas options. Plaintiff alleges that the prices it was charged for heating oil and natural gas options were improper and that these improper transactions affected the market price at which plaintiff transacted its trading. Plaintiff seeks compensatory damages and $75,000,000 in punitive damages. This action was commenced in State Court in Florida. It was removed to Federal Court by notice of removal filed March 8, 1999. Venue was transferred to the Southern District of New York by an order dated May 11, 1999. NYMEX Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. NYMEX Exchange was served with an amended complaint on or about April 26, 2000. NYMEX Exchange's motion to dismiss the amended complaint was granted and the complaint was dismissed with prejudice on February 16, 2001.

     Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. This action is pending in New York State Supreme Court (New York County). NYMEX Exchange was served with a summons and complaint on January 24, 2001. Plaintiffs are former employees who were terminated as part of the 10% reduction in force that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero) and that they were improperly terminated. Henry seeks reinstatement to his former position; compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. Terrero seeks reinstatement to his former position; compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress and costs and disbursements. NYMEX Exchange served its answer on February 13, 2001.

     The Company occupies premises under leases with various lessors which expire in 2001 through 2069. For the years ended December 31, 2000, 1999 and 1998, rental expense for the premises amounted to

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

$2,019,950, $1,998,996 and $2,242,665, respectively. At December 31, 2000, the
Company was obligated for future minimum rental payments required under the noncancelable terms of various leases as follows:

                                                                   (IN
                                                                THOUSANDS)
2001........................................................     $ 1,640
2002........................................................       1,506
2003........................................................       1,506
2004........................................................       1,756
2005........................................................       2,070
2006 and thereafter.........................................      13,264
                                                                 -------
          Total.............................................     $21,742
                                                                 =======

     The Company began sub-leasing space in its headquarters during 1997. Rents earned from these rentals were $3,385,882, $3,159,875 and $1,879,656 during 2000, 1999 and 1998, respectively.

     The leases on the Company's corporate headquarters, as well as the back-up data center, include scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease.

     In 1994, the Company entered into a Letter of Intent with Battery Park City Authority ("BPCA"), the New York City Economic Development Corporation ("EDC"), and the Empire State Development Corporation ("ESDC," formerly called the New York State Urban Development Corporation) to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. The Company is liable for liquidated damages on a declining scale, with an initial maximum of up to $75 million, if it violates terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy.

     In May 1995, the Company signed a ground lease (expiring June 2069) with BPCA for the new trading facility. The lease establishes payments in lieu of taxes ("PILOTs") due to New York City, as follows: for the trading portion of the facility, PILOTs are entirely abated for the first 20 years after occupancy and, thereafter, at an amount equal to assessment; for the office portion of the facility, PILOTs are entirely abated for one year after occupancy, at a percentage of assessment (ranging from 25% to 92.5%) for the next 10 years and, thereafter, at an amount equal to assessment. Sub-let space is not eligible for abatements.

EMPLOYMENT AGREEMENTS

     The Company has an employment and compensation agreement with one of its executive officers. This agreement provides for the named officer to earn a minimum of $500,000 per year through 2003. In addition to the stated annual salary, the executive shall have the opportunity to receive an annual bonus in an amount to be determined by the Board of Directors, but in no event less than $250,000 per year.

16.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following are descriptions of material transactions involving the Company and its directors:

     Pioneer Futures, Inc., of which the Chairman of the Board of the Company is the sole shareholder, currently leases from the Exchange approximately 41,768 square feet of space at the One North End facility. Pioneer has nine leases as follows: (1) 5,019 square feet expiring on November 2, 2002; (2) 10,360 square feet expiring on December 4, 2002; (3) 2,840 square feet expiring on December 15, 2002; (4) 561 square feet

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
expiring on January 1, 2003; (5) 1,372 square feet expiring on June 1, 2003; (6) 792 square feet expiring on August 1, 2003; (7) 1,213 square feet expiring on September 1, 2003; (8) 718 square feet expiring on December 1, 2003; (9) 18,893 square feet expiring on July 1, 2005. The current aggregate annual rent for these spaces is $1,601,162.

     Sterling Commodities Corp., of which a Company board member is president, currently leases from the Exchange approximately 6,253 square feet of space at the One North End facility. The lease expires on November 23, 2002. The current annual rent for this space is $225,108. The president's father is CEO and 100% owner of the company.

     Genesis 10, of which a Company board member is the founder and chief executive officer, is an information technology consulting firm. This board member owns 90% of the equity interest of Genesis 10. In addition, the Company has entered into a written contractual relationship with Genesis 10 under which Genesis 10 provides the services of one temporary Senior Developer/Architect. Approximately $395,000 has been paid by the Company to Genesis 10 for services rendered from October 1999 to the present. Furthermore, if the Senior Developer/Architect is hired on a permanent basis, the Exchange will be obligated to pay Genesis 10 a fee of 30% of annual compensation.

     Seat Financing Program

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to the program, the member remains primarily liable for the loan which is used to purchase an interest in the Company. The Company's guarantee is limited to the lesser of $500,000 or 50% of the purchase price of the membership interest, and the Company has the right to liquidate the interest if the member defaults on the loan. Under the program, the Company may issue guarantees totaling, in the aggregate, up to $11 million. As of March 10, 2001, the following directors had loan balances relating to this program of greater than $60,000: Robert Coakley ($322,910) and Stephen Karvellas ($232,750).

17.  SUBSEQUENT EVENT

     The assets of the NYMEX Division Members' Retention and Retirement Plan held in a trust were distributed in January 2001. The value of the assets and related liability, as of December 31, 2000 was $33.2 million and is classified as a current liability on the Consolidated Balance Sheet.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     (In thousands, except per share data)

                                                                        2000
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Quarter Ended
----------------------------------------------------
Volumes
NYMEX Division......................................    22,463     22,055     22,514     21,689
COMEX Division......................................     4,828      4,072      3,240      3,213
Summarized financial data
Net revenues........................................   $34,637    $32,425    $32,819    $30,988
Income (loss) from operations.......................     2,597     (4,021)    (4,739)    (1,395)
Provision (benefit) for income taxes................     1,417     (3,910)    (2,051)     1,404
Net income (loss)...................................     1,535     (1,970)    (1,898)      (448)
Net income (loss) per common share..................     1,881     (2,414)    (2,326)      (549)
Dividends per common share..........................        --         --         --         --
Common stock prices
  High..............................................  $725,000   $650,000   $700,000   $700,000
  Low...............................................  $600,000   $550,000   $601,000   $650,000

Note: On November 17, 2000, the Company's demutualization transaction was completed. Each existing NYMEX Division membership was exchanged for a share of common stock and a Class A membership in NYMEX Exchange. Common stock prices presented for the quarters in 1999 and through the third quarter of 2000 relate to membership interests, not common stock.

                                                                        1999
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Quarter Ended
----------------------------------------------------
Volumes
NYMEX Division......................................    20,636     22,138     24,278     22,137
COMEX Division......................................     5,085      5,005      5,482      4,777
Summarized financial data
Net revenues........................................   $35,098    $35,701    $38,188    $35,448
Income from operations..............................     7,038      6,918      8,847      2,069
Provision (benefit) for income taxes................     3,089      2,600      4,098       (884)
Net income..........................................     3,346      2,816      4,440      1,588
Net income per common share.........................     4,100      3,451      5,441      1,947
Dividends per common share..........................        --         --         --         --
Common stock prices
  High..............................................  $600,000   $610,000   $580,000   $630,000
  Low...............................................  $565,000   $570,000   $551,000   $567,000