Form 10-Q
period 2001-03-31
NYMEX HOLDINGS INC
filed 2001-05-15
CIK 1105018

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

(STATE OR OTHER JURISDICTION OF      (COMMISSION FILE NUMBER)           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                      IDENTIFICATION NUMBER)

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

                               Yes  [X]  No  [ ]

     As of May 15, 2001, 816 shares of the Registrant's common stock, par value $0.01 per share, were outstanding. As described in this report, the Registrant and its wholly owned subsidiary, New York Mercantile Exchange, Inc., succeeded to the business and operations of the New York Mercantile Exchange upon consummation of a demutualization transaction that took place on November 17, 2000. None of the stock of the Registrant is listed for trading on any stock exchange or included in any automated quotation system. New York Mercantile Exchange, Inc., has 816 Class A memberships outstanding, representing trading privileges. The sole Class B membership represents an economic interest in New York Mercantile Exchange, Inc., which is held by the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I:    FINANCIAL INFORMATION
Item 1.    Financial Statements........................................      3
           Unaudited Condensed Consolidated Statements of Operations
           And Accumulated Deficit/Members' Equity for the Three Months
           Ended March 31, 2001 and March 31, 2000.....................      3
           Unaudited Condensed Consolidated Balance Sheets at March 31,
           2001 and December 31, 2000..................................      4
           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and March 31,
           2000........................................................      5
           Notes to Unaudited Condensed Consolidated Financial
           Statements for the Three Months Ended March 31, 2001 and
           March 31, 2000..............................................      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     11
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     17

PART II:   OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     19
Item 2.    Changes in Securities and Use of Proceeds...................     19
Item 3.    Defaults Upon Senior Securities.............................     19
Item 4.    Submission of Matters to a Vote of Security Holders.........     19
Item 5.    Other Information...........................................     20
Item 6.    Exhibits and Reports on Form 8-K............................     20
Signatures.............................................................     21

     PRELIMINARY STATEMENT: A registration statement on Form S-4 with respect to the Registrant's common stock, was declared effective on May 12, 2000. On November 17, 2000, the New York Mercantile Exchange converted from a New York not-for-profit membership association to a Delaware for-profit stock corporation. On April 24, 2001, the registrant filed a Form 8-A and registered its 816 shares of stock under the Securities Exchange Act of 1934, as amended.

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND ACCUMULATED DEFICIT/MEMBERS' EQUITY
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNT FOR 2001
               AND PER NYMEX DIVISION MEMBERSHIP AMOUNT FOR 2000)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Operating Revenues:
  Clearing and transaction fees, net of member fee
     rebates................................................  $23,740    $25,148
  Market data fees..........................................    8,263      8,338
  Other, net of rebates.....................................    1,602      1,151
                                                              -------    -------
     Total operating revenues...............................   33,605     34,637
                                                              -------    -------
Operating Expenses:
  Salaries and employee benefits............................   11,690     11,609
  General and administrative................................    4,249      3,792
  Professional services.....................................    4,105      3,984
  Rent and facility.........................................    4,086      3,657
  Telecommunications, equipment rentals and maintenance.....    3,943      3,428
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................    3,821      3,222
  Demutualization expenses..................................       --        336
  Other.....................................................    2,793      2,012
                                                              -------    -------
     Total operating expenses...............................   34,687     32,040
(Loss) Income from Operations...............................   (1,082)     2,597
Other Income (Expenses):
  Investment income, net....................................    1,725      2,283
  Interest expense..........................................   (1,928)    (1,928)
                                                              -------    -------
(Loss) Income before benefit (provision) for
  Income Taxes..............................................   (1,285)     2,952
Benefit (provision) for income taxes........................      456     (1,417)
                                                              -------    -------
Net (loss) Income...........................................     (829)     1,535
Retained earnings/members' equity, beginning of period......      244     93,202
Less net transfer to members' retention program:
  NYMEX Division............................................       --       (490)
  COMEX Division............................................       --       (254)
                                                              -------    -------
Accumulated deficit/members' equity, end of period..........  $  (585)   $93,993
                                                              =======    =======
Net (loss) income per share/per NYMEX Division membership
  (based on 816 shares/NYMEX Division memberships)..........  $(1,016)   $ 1,881
                                                              =======    =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                2001         2000(1)
                                                              ---------    ------------
ASSETS
Cash and cash equivalents...................................  $ 15,036       $ 32,979
Marketable securities, at market (cost of $58,788 at March
  31, 2001 and $75,637 at December 31, 2000)................    60,734         77,628
Other current assets........................................    20,915         20,559
                                                              --------       --------
          Total current assets..............................    96,685        131,166
Property and equipment, net.................................   225,639        224,547
Goodwill, net...............................................    17,944         18,482
Other assets................................................    12,848         12,943
                                                              --------       --------
          Total Assets......................................  $353,116       $387,138
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
NYMEX Division members' retention program...................  $     --       $ 33,221
Accounts payable and other current liabilities..............    15,088         16,173
Accrued interest payable....................................     3,840          1,920
Deferred credit -- grant for building construction..........     2,145          2,145
Notes payable -- short term.................................     2,815          2,815
                                                              --------       --------
          Total current liabilities.........................    23,888         56,274
Notes payable...............................................    97,185         97,185
Deferred credit -- grant for building construction..........   118,498        119,035
Other non-current liabilities...............................    20,449         20,772
Subordinated commitment -- members' retention program.......     9,266          9,213
                                                              --------       --------
          Total liabilities.................................   269,286        302,479
                                                              --------       --------
COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --             --
Additional paid-in capital..................................    84,415         84,415
Accumulated deficit/Retained earnings.......................      (585)           244
                                                              --------       --------
          Total stockholders' equity........................    83,830         84,659
                                                              --------       --------
          Total Liabilities and Stockholders' Equity........  $353,116       $387,138
                                                              ========       ========

---------------
(1) The amounts as of December 31, 2000 have been derived from the audited consolidated financial statements of NYMEX Holdings, Inc. and subsidiaries.

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Cash Flows From Operating Activities:
  Net (loss) income.........................................  $   (829)   $ 1,535
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization of property and
        equipment, net of deferred credit amortization......     3,821      3,222
       Amortization of goodwill.............................       538        538
       Deferred income taxes................................      (378)        --
       Loss on disposition of property and equipment........        24         --
       Net changes in operating assets and liabilities......    17,481     (6,019)
                                                              --------    -------
          Net cash provided by (used in) operating
           activities.......................................    20,657       (724)
                                                              --------    -------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (5,474)    (2,148)
  Decrease in other assets..................................        95         28
                                                              --------    -------
          Net cash used in investing activities.............    (5,379)    (2,120)
                                                              --------    -------
Cash Flows From Financing Activities:
  Distributions under NYMEX Division members' retention
     program................................................   (33,221)      (287)
                                                              --------    -------
          Cash used in financing activities.................   (33,221)      (287)
                                                              --------    -------
Net Decrease in Cash and Cash Equivalents...................   (17,943)    (3,131)
Cash and Cash Equivalents, Beginning of Year................    32,979     36,592
                                                              --------    -------
Cash and Cash Equivalents, End of Period....................  $ 15,036    $33,461
                                                              ========    =======
Supplemental Information:
  Cash paid for:
       Interest.............................................  $     --    $    --
                                                              ========    =======
       Income taxes.........................................  $     --    $    --
                                                              ========    =======
  Non-cash members' equity transaction -- transfer to
     subordinated commitment -- members' retention program:
       NYMEX Division.......................................  $     --    $   490
                                                              ========    =======
       COMEX Division.......................................  $     --    $   254
                                                              ========    =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                       MARCH 31, 2001 AND MARCH 31, 2000

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business -- NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a Delaware for-profit stock corporation, and is the successor to the New York Mercantile Exchange, which was first established as the Butter and Cheese Exchange in 1872. The two principal operating subsidiaries of NYMEX Holdings are the New York Mercantile Exchange, Inc. ("NYMEX Exchange" or "NYMEX Division") and the Commodity Exchange, Inc. ("COMEX" or "COMEX Division"), which is organized as a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each NYMEX Exchange operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company."

     The New York Mercantile Exchange demutualized on November 17, 2000 at which time the book value of the assets and liabilities of the New York Mercantile Exchange carried over to NYMEX Exchange. Upon consummation of the demutualization transaction, all of the assets and liabilities of NYMEX Exchange were consolidated into the parent company, NYMEX Holdings. NYMEX Holdings has the right to pay dividends.

     NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, gasoline, heating oil and natural gas. It is also the second largest exchange in the world for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. The participants in NYMEX Exchange and COMEX primarily include institutions involved in the production, consumption and trading of energy and metals products. These market participants use these exchanges for both hedging and speculative purposes.

     As a company that has subsidiaries designated for trading futures contracts and options on futures contracts by the Commodity Futures Trading Commission, the Company has the primary objective of creating and maintaining an orderly market for contracts that are traded on the Exchange. Through its in-house clearing units, the Exchange stands as buyer to every seller and seller to every buyer. To manage risk of financial nonperformance, the Exchange requires members to post margin, in the form of cash, U.S. government securities or irrevocable letters of credit. The Exchange also requires guaranty fund deposits from clearing members who would be available to cover financial nonperformance (See Notes 5 and 6). The Exchange has extensive surveillance and compliance operations and procedures to monitor and enforce the rules pertaining to trading, position limits and financial condition of its members.

     Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements of NYMEX Holdings and subsidiaries have been prepared in accordance with Accounting Principles Board Opinion No. 28 and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). These are unaudited condensed consolidated financial statements and do not include all necessary disclosures required for complete financial statements.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the dates and interim periods covered. Interim period operating results may not be indicative of the operating results for a full year. This information should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 and 1999 and for each year in the three-year period ended December 31, 2000.

     The preparation of the accompanying condensed consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires manage-ment to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

     Certain reclassifications have been made to the prior year amounts to conform to the current presentation. All intercompany balances and transactions have been eliminated in consolidation.

     Prior to its demutualization, the New York Mercantile Exchange accounted for the contributions to the NYMEX and COMEX Divisions' members' retention programs as transfers from members' equity to subordinated commitments. After the demutualization, such contributions and related earnings are accounted for as expenses.

     During the fourth quarter of 2000, the Company changed its estimated useful life for an internally developed software project from five years to three years. The Company changed its estimate based upon management's belief that a three-year estimated useful life provides a better matching of costs and revenues. At that time, the Company did not deem this change in estimate to be material, and as such, did not effect prior year comparability and was not reported in the Company's annual report. Management believes this change in estimate has a material effect on the period ended March 31, 2001 comparability. The effect of this change in estimate for the period ended March 31, 2001 was to increase the net loss by approximately $385,000, or $472 per share.

     For a summary of significant accounting policies (which have not significantly changed from December 31, 2000 -- see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 2000 financial statements which were filed with the SEC in the Company's Form 10-K on March 29, 2001.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date of SFAS No. 133 is now for fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted this statement. Upon adoption, SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125", which revises standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its condensed consolidated financial statements for the quarter ended March 31, 2001. The Company adopted the remaining provisions of SFAS No. 140 as required on April 1, 2001. Upon adoption, SFAS No. 140 had no impact on the Company's financial position or results of operations.

3. COLLATERALIZATION

     At March 31, 2001 and December 31, 2000, the Company had accepted collateral in the form of United States Treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements with, and are held in custody by, its banks. The fair value of such collateral at March 31, 2001 and December 31, 2000 was approximately $13,001,000 and $30,108,000, respectively.

4. REVENUE REBATE AND FEE REDUCTION PROGRAM

     Effective January 1, 1996, the Company adopted a fee rebate program, which substantially reduces clearing fees for the NYMEX Division members. The board of directors approved a 50% reduction in the rebate, effective January 1, 2001. Rebates under this program totaled $1.6 million and $3.3 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Clearing and transaction fees are presented in the unaudited condensed consolidated statements of operations and accumulated deficit/ members' equity, net of these rebates.

     The Company also adopted several incentive programs for members for the purpose of reducing various operating costs. These incentive programs totaled $498,000 and $446,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. Other revenues are presented in the unaudited condensed consolidated statements of operations and accumulated deficit/members' equity net of fee reductions related to these programs.

5. SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These assets belong to the clearing member firms and are not included in the accompanying unaudited condensed consolidated financial statements. At March 31, 2001 and 2000, $922,081 and $15,499 of cash, $3,286,609,900 and $3,695,342,300 of U.S. Treasury obligations and $22,300,000 and $25,540,000 of U.S. Treasury obligations purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, at March 31, 2001 and 2000, the NYMEX Division held irrevocable letters of credit amounting to $166,252,000 and $193,650,000, respectively, which are used by clearing members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as delivery obligations, in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the clearing member firms depositing such securities.

     At March 31, 2001 and 2000, the segregated funds of the Company's COMEX Division consisted of $126,978 and $2,786,455 in cash, $525,239,000 and $1,025,580,000 in U.S. Treasury obligations and $1,640,000 and $8,435,000 of
U.S. Treasury obligations purchased under agreements to resell, respectively. The COMEX Division also held irrevocable letters of credit aggregating $22,500,000 and $85,050,000 as of March 31, 2001 and 2000, respectively.

6. GUARANTY FUNDS

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member firm's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX Division and/or COMEX Division). Separate and distinct Guaranty Funds, held by the Company, are maintained for the NYMEX and COMEX Divisions. These funds may be used by the Company for any loss sustained by the Company as a result of the failure of a clearing member firm to discharge its obligations.

     At March 31, 2001 and 2000, the total deposits maintained in the NYMEX Division Guaranty Fund were $79,681,000 and $81,672,950, respectively. At March 31, 2001 and 2000, the total deposits for the COMEX Division Guaranty Fund were $77,393,000 and $79,119,500, respectively.

7. SEGMENT REPORTING

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

                                                    NYMEX DIVISION    COMEX DIVISION     TOTAL
                                                    --------------    --------------    -------
Three Months Ended March 31, 2001
Operating Revenues:
  Clearing and transaction fees
     Regular trading hours(1).....................     $18,540            $5,020        $23,560
     NYMEX ACCESS(R)(2)...........................       1,578               154          1,732
     Member fee rebates...........................      (1,552)              N/A         (1,552)
  Market data fees................................       4,537             3,726          8,263
  Other, net of rebates...........................       1,562                40          1,602
                                                       -------            ------        -------
          Total operating revenues................     $24,665            $8,940        $33,605
                                                       =======            ======        =======
Three Months Ended March 31, 2000
Operating Revenues:
  Clearing and transaction fees
     Regular trading hours(1).....................     $21,105            $5,565        $26,670
     NYMEX ACCESS(R)(2)...........................       1,530               247          1,777
     Member fee rebates...........................      (3,299)              N/A         (3,299)
  Market data fees................................       4,469             3,869          8,338
  Other, net of rebates...........................       1,130                21          1,151
                                                       -------            ------        -------
          Total operating revenues................     $24,935            $9,702        $34,637
                                                       =======            ======        =======

---------------
(1) Clearing and transaction fees generated from trading on the open outcry system during regular trading hours.

(2) Clearing and transaction fees generated from trading on NYMEX ACCESS(R) (the Company's electronic trading system).

8. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of March 31, 2001. Although there can be no assurance as to the ultimate outcome, the Company believes that it has a meritorious defense and will deny liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     - Electronic Trading Systems Corporation v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in the United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled

       "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through the use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. This case is in discovery. Mediation is pending in this matter.

     - Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange, he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The case is in discovery.

     - Western Capital Design, LLC On Its Own Behalf and on behalf of those similarly situated v. New York Mercantile Exchange and John Does "1-50." NYMEX Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by NYMEX Exchange and certain members regarding the execution of heating oil and natural gas options. Plaintiff alleges that the prices it was charged for heating oil and natural gas options were improper and that these improper transactions affected the market price at which plaintiff transacted its trading. Plaintiff seeks compensatory damages and $75,000,000 in punitive damages. This action was commenced in State Court in Florida. It was removed to Federal Court by notice of removal filed March 8, 1999. Venue was then transferred to the Southern District of New York by an order dated May 11, 1999. NYMEX Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. NYMEX Exchange was served with an amended complaint on or about April 26, 2000. NYMEX Exchange's motion to dismiss the amended complaint was granted and the complaint was dismissed with prejudice on February 16, 2001. On or about March 26, 2001, a Notice of Appeal was served on NYMEX Exchange.

     - Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. This action is pending in New York State Supreme Court (Kings County). NYMEX Exchange was served with a summons and complaint on January 24, 2001. Plaintiffs are former employees who were terminated as part of the 10% reduction in force that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero) and that they were improperly terminated. Henry seeks reinstatement to his former position; compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. Terrero seeks reinstatement to his former position; compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress and costs and disbursements. NYMEX Exchange served its answer on February 13, 2001. On March 30, 2001 the parties entered into a stipulation to discontinue the action without prejudice, and if the action is re-commenced, it will be brought in Supreme Court, New York County. The stipulation was filed with the court on April 4, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE/PER NYMEX DIVISION MEMBERSHIP AND STATISTICAL DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the three months ended March 31, 2001. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify such statements by using words such as "anticipate," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including: the Company's ability to continue to develop and market new innovative products and services and to keep pace with technological change; failure to continue to develop and market a new electronic trading system; failure to obtain or protect intellectual property rights; competitive pressures; financial condition or results of operations; quarterly fluctuations in revenues and volatility of commodity prices; changes in financial or business conditions; ability to attract and retain key personnel; ability to successfully manage acquisitions and alliances; and legal and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company's other filings with the SEC, or in materials incorporated therein by reference.

OVERVIEW

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

CORPORATE REORGANIZATION -- THE DEMUTUALIZATION

     The New York Mercantile Exchange demutualized on November 17, 2000 at which time the book value of the assets and liabilities of the New York Mercantile Exchange carried over to NYMEX Exchange. Upon consummation of the demutualization transaction, all of the assets and liabilities of NYMEX Exchange were consolidated into the parent company, NYMEX Holdings. NYMEX Holdings has the right to pay dividends.

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

RESULTS OF OPERATIONS

     The Company reported a net loss of $829, which was a loss of $1,016 per share and represented a decline of $2,364, or 154%, compared to the profit registered in the first quarter of 2000. This decline was primarily the result of the following factors:

     - a decrease in volume on cleared contracts on both the NYMEX and COMEX Divisions, primarily due to reduced trading in the natural gas and gold contracts;

     - additional allowances for uncollectible amounts were recorded due to the bankruptcy filing of a large market data service provider; and

     - change in estimate of the useful life for amortization of an internally developed software project.

     The following discussion provides additional information about the components of the Company's operating results for the first quarter of 2001:

  Revenues

     Total operating revenues were $33,605 in the first quarter of 2001, down $1,032, or 3%, from the same period in 2000.

     Clearing and transaction fees represent the core business of the Company and are directly affected by volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand of the underlying commodities;

     - market perception of price volatility in the commodities and financial markets;

     - weather conditions affecting certain energy commodities; and

     - national and international economic and political conditions.

     In the first quarter of 2001, clearing and transaction fees, net of member fee rebates, were $23,740 compared to $25,148 earned during the same quarter last year. This 6% decrease was the result of a decline in trading volume on both the NYMEX and COMEX Divisions which was offset by a board-approved 50% reduction in NYMEX Division clearing and transaction member fee rebate rates. Member fee rebates, which apply only to NYMEX Division members, amounted to $1,552 and $3,299 for the three months ended March 31, 2001 and 2000, respectively.

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, were $18,566 in the first quarter of 2001, down 4% from the 2000 comparable period. The overall trading volume for the NYMEX Division decreased during the first quarter of 2001 when compared with the same period a year ago.

     - Natural gas commodity trading volume fell 22% compared with the first quarter of 2000. The Company believes that as a result of unprecedented price levels, volume was affected due to the higher trading costs, including margins, volatility and increased risk associated with trading natural gas.

     - Crude oil commodity trading volume, the Company's largest traded contract, decreased by 5% during the first quarter of 2001 when compared with the same quarter a year ago. Consolidation in the oil and gas industry due to mergers and acquisitions of oil companies contributed to this decline. In addition, the Organization of Petroleum Exporting Countries' production levels have led to more stable pricing in crude oil compared to a year ago.

     The COMEX Division's clearing and transaction fees were $5,174 in the first quarter of 2001, down 11% from the 2000 comparable period. Trading volume significantly decreased in the COMEX Division's gold and silver contracts.

     - Gold commodity trading volume, the COMEX Division's most active contract, declined by 15%. The Company believes that increasing supplies of gold as well as the absence of inflationary concerns have caused investor demand for this metal to decrease; correspondly, the need for hedging gold investments has also decreased.

     - Silver commodity trading volume fell 32%. The Company believes that this decrease is due to a slowing economy and expectations that supply would outpace demand for this commodity.

     Market data fee revenue, which represented 25% of the Company's total operating revenues for the first quarter of 2001, remained virtually unchanged as compared with the same quarter a year ago.

  Operating Expenses

     Total operating expenses were $34,687 during the first quarter of 2001, up 8% from the comparable period in 2000.

     Salaries and employee benefits, which constitute 34% of total operating expenses for the first quarter of 2001, remained virtually unchanged. Annual merit increases were offset by savings from the Reduction-in-Workforce plan implemented last year.

     General and administrative expenses increased by $457 during the first quarter of 2001, up 12% from the comparable period in 2000. Additional allowances were recorded during the first quarter of 2001 resulting from the bankruptcy filing of a large market data service provider.

     Professional services, while increasing only $121, or 3%, during the first quarter of 2001 over the same quarter a year ago, continue to remain historically high. Consulting services rendered on the Company's e-commerce initiatives contributed to the increase during the first quarter of 2001 over the same quarter a year ago.

     Rent and facility expenses increased by $429, or 12%, during the first quarter of 2001 compared to the same period in 2000. Higher utility costs due to the significant rise in energy prices make up the majority of this increase. This trend is expected to continue during the second quarter of 2001, as utility rates remain substantially higher than last year's.

     Telecommunications, equipment rentals and maintenance increased by $515, or 15%, during the first quarter of 2001 compared to the same quarter last year. This increase is principally attributable to the Company's increased support for the NYMEX ACCESS(R) system, its electronic trading platform; specifically, additional electronic trading terminals were deployed as part of an incentive program.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $599, or 19%, in the first quarter of 2001 when compared to the same quarter in 2000. This increase, which is expected to continue throughout the remainder of the year, is the result of management's decision to lower the estimated useful life of an internally developed software project from five years to three years during the fourth quarter of 2000. This change in estimate is based on management's belief that this software has a shorter useful life due to advances in technology.

     Other expenses increased by $781, or 39%, during the first quarter of 2001 compared to the same period in 2000. This is primarily the result of the change in accounting presentation for the funding of, and earnings on, the COMEX members' retention and retirement program. Prior to the demutualization in November 2000, all earnings and contributions on this plan were presented as a transfer from members' equity.

  Other Income

     Investment income, net of investment advisory fees, decreased by $558, or 24%, during the first quarter of 2001 when compared to the same quarter in 2000. Unrealized losses on equity holdings are the primary reason for the decline in investment income, as the equity market experienced a significant downturn during this quarter.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. Capital investments were 155% higher during the first quarter of 2001 when compared with the comparable quarter a year ago. A total of $5,474 was invested in capital expenditures during the first quarter of 2001 as the Company continued to update and enhance its computer software applications. The Company had $75,770 in cash, cash equivalents and marketable securities at March 31, 2001.

  Cash Flow

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
Net cash provided by (used in):
  Operating activities......................................  $ 20,657    $  (724)
  Investing activities......................................    (5,379)    (2,120)
  Financing activities......................................   (33,221)      (287)
                                                              --------    -------
Net decrease in cash and cash equivalents...................  $(17,943)   $(3,131)
                                                              ========    =======

  Working Capital

                                                              AT MARCH 31,    AT DECEMBER 31,
                                                                  2001             2000
                                                              ------------    ---------------
                                                                      (IN THOUSANDS)
Current assets..............................................    $96,685          $131,166
Current liabilities.........................................     23,888            56,274
                                                                -------          --------
  Working capital...........................................    $72,797          $ 74,892
                                                                =======          ========
Current ratio...............................................     4.05:1            2.33:1

     Current assets at March 31, 2001 decreased by $34,481, or 26%, from year-end 2000 primarily as a result of cash payments for the liquidation of the NYMEX members' retention program. The primary changes in current assets consisted of a decrease of $16,894 in marketable securities, most of which was used in the payoff of the plan, and a $17,943, or 54%, decrease in cash and cash equivalents, also for cash payments made in the January 2001 plan payout.

     Current liabilities at March 31, 2001 decreased by $32,386, or 58%, from year-end 2000, primarily as a result of the termination distribution of the NYMEX Division members' retention program. This liability of $33,221 was settled in January 2001. Offsetting this decrease was an increase in interest payable of $1,920, or 100%, which represents three more months of interest on outstanding debt.

  Future Cash Requirements

     As of March 31, 2001, the Company had long-term debt of $97,185 and short-term debt of $2,815. This debt consisted of the following:

     - $31,000 of 7.48% notes, of which $2,815 is short term, with an eleven-year principal payout beginning in 2001,

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011, and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     The Company would incur a redemption premium should it choose to pay off any series issue prior to its maturity. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     The Company believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future, including capital and operating expenditures associated with the development and launch of enymex(SM). In addition, the Company has the ability, and may seek, to raise capital through issuances of debt or equity in the private and public capital markets. Since becoming a for-profit entity, the Company considers, on an ongoing basis, cost containment measures in an effort to ensure fiscal stability.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. The effective date of this standard was delayed via the issuance of SFAS No. 137. Effective January 1, 2001, the Company adopted this statement. Upon adoption, SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125", which revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively, for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company has adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its condensed consolidated financial statements for the three months ended March 31, 2001. The Company adopted the remaining provisions of SFAS No. 140 on April 1, 2001, as required. Upon adoption, SFAS No. 140 had no impact on the Company's financial position or results of operations.

RECENT DEVELOPMENTS

     On March 20, 2001, the stockholders of NYMEX Holdings elected a chairman and seven (7) directors at the annual meeting. They elected Vincent Viola as chairman of the board with 476 votes. The following individuals were also elected to the Company's board of directors and won with the following number of affirmative votes: Gordon Rutledge (272), Madeline Boyd (307), Gary Rizzi (363),
J. Robert Collins (440), Kenneth Garland (206), Robert Steele (380), and Harley Lippman (182). The following directors term of office continued after the annual meeting: Mitchell Steinhause, Richard Schaeffer, Robert Coakley, John Conheeney, Anthony George Gero, David Greenberg, E. Bulkeley Griswold, Jesse Harte, Scott Hess, Steven Karvellas, Kevin McDonnell and Richard Saitta. There are currently two (2) vacant director positions on the board.

     Additionally, at the annual meeting, the stockholders passed a resolution by a vote of 469 in favor of, 84 against, to add three (3) new equity holder representatives to the board. The Board of Directors of the Company is presently comprised of 22 directors. A special meeting of NYMEX Holdings stockholders has been scheduled for May 23, 2001 to fill three (3) new equity holder positions and two (2) current vacancies on the board.

     enymex(SM) is the Company's e-commerce initiative which the Company believes will become the premier, global exchange for trading and clearing a number of physical commodity based products. The Company has an agreement in place with Kiodex, Inc., an application service provider of commodity and derivatives risk management solutions, to use its trade engine platform as the order matching system for enymex(SM). On February 14, 2001, the Company signed an agreement with GlobalView Software, Inc. to develop the infrastructure for the customer interface. In March 2001, integration testing of the enymex(SM) system commenced; however, due to performance issues under the contract, the Company terminated its relationship with GlobalView Software, Inc. and on April 27, 2001 filed a breach of contract suit in New York State Supreme Court. The Company is presently evaluating its short-term options with respect to replacing the affected interface and the anticipated launch date has been delayed from the second quarter until sometime this summer. In addition, the Company retained Accenture in 2000 to assist in the project management and to act as an overall systems integrator for the project. The Company has determined to transfer these responsibilities to internal Company resources and anticipates that Accenture will cease to perform its responsibilities in May 2001.

     The Company continues to discuss with several potential alliance partners to provide third-party connectivity to enymex(SM), content and pricing information for the enymex(SM) web site and clearing services to external organizations. On May 8, 2001, an agreement was signed with Platts, a division of the McGraw-Hill Companies, Inc., to enable the Company to license certain Platts and related affiliates energy and metals products for use with the development of new products, including products slated to be traded on enymex(SM).

     On April 11, 2001, the Company announced that it intended to develop a Brent Blend crude oil futures contract. This new contract will be cash-settled based on an index currently under consideration by the Company and its crude oil advisory committee, a committee of market participants. On April 17, 2001, the Company announced that all clearing and exchange fees for the first year of trading will be waived and that the Company will offer rebates on offsetting light, sweet crude oil futures contracts. The Company expects to launch this product in the latter part of this year.

     On April 11, 2001, the Company announced its decision to cease trading the Middle East Sour Crude oil futures contract effective immediately. The contract was available only on the NYMEX ACCESS(R) system.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Management is responsible for the preparation, integrity and objectivity of the unaudited condensed consolidated financial statements and related notes, and the other financial information contained in this quarterly report. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are considered by management to present fairly the Company's financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements include some amounts that are based on management's best estimates and judgements, giving due consideration to materiality.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's marketable securities, excluding equity securities, including expected principal cash flows for the years 2001 through 2006 and thereafter (in thousands).

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                               AT MARCH 31, 2001

                                                                                                   TOTAL     FAIR MARKET
                                                                                       2006      PRINCIPAL   VALUE AS OF
                                                                                       AND         CASH       MARCH 31,
                                        2001     2002     2003     2004     2005    THEREAFTER     FLOWS        2001
                                       ------   ------   ------   ------   ------   ----------   ---------   -----------
Government Bonds, Federal Agency
  Issues.............................  $   --   $   --   $   --   $   --   $1,578    $    --      $ 1,578      $ 1,604
Weighted average interest rate.......      --       --       --       --     7.00%        --
Municipal Bonds......................   1,287    2,773    1,535    7,197    7,124     32,311       52,227       55,065
Weighted average interest rate.......    5.60%    6.28%    4.47%    4.83%    4.70%      4.62%
                                       ------   ------   ------   ------   ------    -------      -------      -------
Total Portfolio, excluding equity
  Securities.........................  $1,287   $2,773   $1,535   $7,197   $8,702    $32,311      $53,805      $56,669
                                       ======   ======   ======   ======   ======    =======      =======      =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2000

                                                                                                  TOTAL     FAIR MARKET
                                                                                      2006      PRINCIPAL   VALUE AS OF
                                                                                      AND         CASH      DECEMBER 31,
                                       2001     2002     2003     2004     2005    THEREAFTER     FLOWS         2000
                                      ------   ------   ------   ------   ------   ----------   ---------   ------------
Government Bonds, Federal Agency
  Issues............................  $   --   $   --   $   --   $   --   $   --    $    --      $    --      $    --
Weighted average interest rate......      --       --       --       --       --         --
Municipal Bonds.....................   2,633    3,777    1,133    3,397    9,785     49,914       70,639       73,037
Weighted average interest rate......    6.19%    5.86%    4.62%    5.02%    5.07%      4.77%
                                      ------   ------   ------   ------   ------    -------      -------      -------
Total Portfolio, excluding equity
  Securities........................  $2,633   $3,777   $1,133   $3,397   $9,785    $49,914      $70,639      $73,037
                                      ======   ======   ======   ======   ======    =======      =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the three months ended March 31, 2001 and the year ended December 31, 2000, the Company had net investment income of $1.7 million and $9.4 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at March 31, 2001 and December 31, 2000 was $61 million and $78 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $6.1 million and $7.8 million loss for March 31, 2001 and December 31, 2000, respectively. The Company also invests in U.S. government securities and reverse repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the condensed consolidated balance sheets.

     Debt. The interest rate on the Company's long-term indebtedness is a weighted average fixed rate of 7.68%. The Company's fixed rate debt is exposed to the risk that the fair market value of its debt will increase in a declining interest rate environment. This would result in the Company paying a redemption premium if it should choose to refinance this debt. Management has not deemed it necessary to employ any market or interest rate risk management strategies, such as interest rate swap agreements. In the future, as the Company pursues its market strategy, it may become subject to a higher degree of interest rate sensitivity if it is required to borrow at higher or at variable rates. This could significantly increase the Company's future sensitivity to interest rate fluctuations and materially affect, in a negative manner, the Company's future financial position and results of operations. There have been no material changes in the Company's outstanding debt since December 31, 2000.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Western Capital Design, LLC On Its Own Behalf and on behalf of those similarly situated v. New York Mercantile Exchange and John Does "1-50." NYMEX Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by NYMEX Exchange and certain members regarding the execution of heating oil and natural gas options. Plaintiff alleges that the prices it was charged for heating oil and natural gas options were improper and that these improper transactions affected the market price at which plaintiff transacted its trading. Plaintiff seeks compensatory damages and $75,000,000 in punitive damages. This action was commenced in State Court in Florida. It was removed to Federal Court by notice of removal filed March 8, 1999. Venue was then transferred to the Southern District of New York by an order dated May 11, 1999. NYMEX Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. NYMEX Exchange was served with an amended complaint on or about April 26, 2000. NYMEX Exchange's motion to dismiss the amended complaint was granted and the complaint was dismissed with prejudice on February 16, 2001. On or about March 26, 2001, a Notice of Appeal was served on NYMEX Exchange.

     Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. This action is pending in New York State Supreme Court (Kings County). NYMEX Exchange was served with a summons and complaint on January 24, 2001. Plaintiffs are former employees who were terminated as part of the 10% reduction in force that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero) and that they were improperly terminated. Henry seeks reinstatement to his former position; compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. Terrero seeks reinstatement to his former position; compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress and costs and disbursements. NYMEX Exchange served its answer on February 13, 2001. On March 30, 2001 the parties entered into a stipulation to discontinue the action without prejudice, and if the action is re-commenced, it will be brought in Supreme Court, New York County. The stipulation was filed with the Court on April 4, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 20, 2001, the stockholders of NYMEX Holdings, elected a chairman and seven (7) directors at the annual meeting. They elected Vincent Viola as chairman of the board with 476 votes. The following individuals were also elected to the Company's board of directors and won with the following number of affirmative votes: Gordon Rutledge (272), Madeline Boyd (307), Gary Rizzi (363),
J. Robert Collins (440), Kenneth Garland (206), Robert Steele (380), and Harley Lippman (182). The following directors term of office continued after the annual meeting: Mitchell Steinhause, Richard Schaeffer, Robert Coakley, John Conheeney, Anthony George Gero, David Greenberg, E. Bulkeley Griswold, Jesse Harte, Scott Hess, Steven Karvellas, Kevin McDonnell and Richard Saitta. There are currently two (2) vacant director positions on the board.

     Additionally, at the annual meeting, the stockholders passed a resolution by a vote of 469 in favor of, 84 against, to add three new equity holder representatives to the board. The Board of Directors of the Company is presently comprised of 22 directors. A special meeting of NYMEX Holdings stockholders has been scheduled for May 23, 2001 to fill three (3) new equity holder positions and two (2) current vacancies on the board.

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1      Amended and Restated Certificate of Incorporation of NYMEX
         Holdings, Inc. (incorporated herein by reference to Exhibit
         3.1 of Form 10-K (file no. 333-30332)).
3.1A     Certificate of Amendment of Certificate of Incorporation of
         NYMEX Holdings, Inc.
3.2      Bylaws of NYMEX Holdings, Inc. (incorporated herein by
         reference to Exhibit 3.2 of Form S-4 (file no. 333-30332)).
3.2A     Amendment to NYMEX Holdings, Inc. Bylaws.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of May, 2001.

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