Form 10-Q
period 2001-06-30
NYMEX HOLDINGS INC
filed 2001-08-13
CIK 1105018

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                              Yes [X]       No [ ]

     As of August 13, 2001, 816 shares of the Registrant's common stock, par value $0.01 per share, were outstanding. As described in this report, the Registrant and its wholly owned subsidiary, New York Mercantile Exchange, Inc., succeeded to the business and operations of the New York Mercantile Exchange upon consummation of a demutualization that took place on November 17, 2000. None of the stock of the Registrant is listed for trading on any stock exchange or included in any automated quotation system. New York Mercantile Exchange, Inc. has 816 Class A memberships outstanding, representing trading privileges. The sole Class B membership represents an economic interest in New York Mercantile Exchange, Inc., which is held by the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    3
           Unaudited Condensed Consolidated Statements of Operations
              and Accumulated
              Deficit/Members' Equity for the Three Months and Six
              Months Ended June 30, 2001 and June 30, 2000...........    3
           Unaudited Condensed Consolidated Balance Sheets at June
              30, 2001 and December 31, 2000.........................    4
           Unaudited Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2001 and June 30,
              2000...................................................    5
           Notes to Unaudited Condensed Consolidated Financial
              Statements for the Three and Six Months Ended June 30,
              2001 and June 30, 2000.................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   20

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   22
Item 2.  Changes in Securities and Use of Proceeds...................   22
Item 3.  Defaults Upon Senior Securities.............................   22
Item 4.  Submission of Matters to a Vote of Security Holders.........   22
Item 5.  Other Information...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
Signatures...........................................................   23

     PRELIMINARY STATEMENT: A registration statement on Form S-4 with respect to the Registrant's common stock, was declared effective on May 12, 2000. On November 17, 2000, the New York Mercantile Exchange converted from a New York not-for-profit membership association to a Delaware for-profit non-stock corporation and became the subsidiary of the Registrant, a Delaware for-profit stock corporation. On April 24, 2001, the Registrant filed a Form 8-A and registered its 816 shares of common stock under the Securities Exchange Act of 1934, as amended.

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND ACCUMULATED DEFICIT/MEMBERS' EQUITY
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS FOR 2001 AND
                PER NYMEX DIVISION MEMBERSHIP AMOUNTS FOR 2000)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -------------------   -----------------
                                                            2001       2000      2001      2000
                                                          --------   --------   -------   -------
Operating Revenues:
  Clearing and transaction fees, net of member fee
     rebates............................................  $26,478    $22,692    $50,218   $47,840
  Market data fees......................................    8,003      8,713     16,266    17,051
  Other, net of rebates.................................    1,325      1,020      2,927     2,171
                                                          -------    -------    -------   -------
          Total operating revenues......................   35,806     32,425     69,411    67,062
                                                          -------    -------    -------   -------
Operating Expenses:
  Salaries and employee benefits........................   15,675     11,729     27,365    23,338
  Rent and facility.....................................    4,097      3,839      8,183     7,496
  Depreciation and amortization of property and
     equipment,
     net of deferred credit amortization................    3,881      3,382      7,702     6,604
  General and administrative............................    3,395      3,972      7,644     7,764
  Telecommunications, equipment rentals and
     maintenance........................................    3,392      3,282      7,335     6,710
  Professional services.................................    2,443      4,286      6,548     8,270
  Impairment loss on capitalized software...............    1,605         --      1,605        --
  Amortization of goodwill..............................      539        539      1,077     1,077
  Marketing.............................................      563        740        999     1,235
  Loss on disposition of property and equipment.........       --        296         24       296
  Demutualization expense...............................       --      3,379         --     3,715
  Other.................................................    1,381      1,002      3,176     1,981
                                                          -------    -------    -------   -------
          Total operating expenses......................   36,971     36,446     71,658    68,486
                                                          -------    -------    -------   -------
Loss from Operations....................................   (1,165)    (4,021)    (2,247)   (1,424)
Other Income (Expenses):
  Investment income, net................................    1,184      2,045      2,909     4,328
  Interest expense......................................   (1,929)    (1,934)    (3,857)   (3,862)
                                                          -------    -------    -------   -------
Loss before benefit for income taxes....................   (1,910)    (3,910)    (3,195)     (958)
Benefit for income taxes................................      778      1,940      1,234       523
                                                          -------    -------    -------   -------
Net loss................................................   (1,132)    (1,970)    (1,961)     (435)
Accumulated deficit/members' equity, beginning of
  period................................................     (585)    93,993        244    93,202
Less net transfer to members' retention program:
  NYMEX Division........................................       --       (335)        --      (825)
  COMEX Division........................................       --       (103)        --      (357)
                                                          -------    -------    -------   -------
Accumulated deficit/members' equity, end of period......  $(1,717)   $91,585    $(1,717)  $91,585
                                                          =======    =======    =======   =======
Net loss per share/per NYMEX Division membership (based
  on 816 shares/NYMEX Division memberships).............  $(1,387)   $(2,414)   $(2,403)  $  (533)
                                                          =======    =======    =======   =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2001 AND DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001       2000(1)
                                                              --------   ------------
                           ASSETS
Cash and cash equivalents...................................  $ 17,351     $ 32,979
Marketable securities, at market (cost of $58,404 at June
  30, 2001 and $75,637 at December 31, 2000)................    60,229       77,628
Clearing and market data fees receivable....................    12,272       11,614
Prepaid taxes and expenses..................................     6,583        4,468
Other current assets........................................     4,575        4,477
                                                              --------     --------
          Total current assets..............................   101,010      131,166
Property and equipment, net.................................   225,896      224,547
Goodwill, net...............................................    17,405       18,482
Other assets................................................    12,880       12,943
                                                              --------     --------
          Total Assets......................................  $357,191     $387,138
                                                              ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
NYMEX Division members' retention program...................  $     --     $ 33,221
Accounts payable and accrued liabilities....................    13,620       11,285
Accrued salaries and related liabilities....................     7,239        3,869
Notes payable...............................................     2,815        2,815
Deferred credit -- grant for building construction..........     2,145        2,145
Accrued interest payable....................................     1,920        1,920
Other current liabilities...................................     1,979        1,019
                                                              --------     --------
          Total current liabilities.........................    29,718       56,274
Notes payable...............................................    97,185       97,185
Deferred credit -- grant for building construction..........   117,962      119,035
Other non-current liabilities...............................    20,153       20,772
Subordinated commitment -- members' retention program.......     9,475        9,213
                                                              --------     --------
          Total liabilities.................................   274,493      302,479
COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --           --
Additional paid-in capital..................................    84,415       84,415
(Accumulated deficit) Retained earnings.....................    (1,717)         244
                                                              --------     --------
          Total stockholders' equity........................    82,698       84,659
                                                              --------     --------
          Total Liabilities and Stockholders' Equity........  $357,191     $387,138
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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Cash Flows From Operating Activities:
  Net loss..................................................  $(1,961)  $   (435)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........    7,702      6,604
     Amortization of goodwill...............................    1,077      1,077
     Deferred income taxes..................................     (735)      (276)
     Loss on disposition of property, equipment and
      impairment of capitalized software....................    1,629        296
     Net changes in operating assets and liabilities........   21,571    (10,030)
                                                              -------   --------
          Net cash provided by (used in) by operating
           activities.......................................   29,283     (2,764)
                                                              -------   --------
Cash Flows From Investing Activities:
  Capital expenditures......................................  (11,753)    (5,780)
  Decrease in other assets..................................       63        313
                                                              -------   --------
          Net cash used in investing activities.............  (11,690)    (5,467)
                                                              -------   --------
Cash Flows From Financing Activities:
  Distributions under NYMEX Division members' retention
     program................................................  (33,221)      (556)
                                                              -------   --------
          Cash used in financing activities.................  (33,221)      (556)
                                                              -------   --------
Net Decrease in Cash and Cash Equivalents...................  (15,628)    (8,787)
Cash and Cash Equivalents, Beginning of Year................   32,979     36,592
                                                              -------   --------
Cash and Cash Equivalents, End of Period....................  $17,351   $ 27,805
                                                              =======   ========
Supplemental Information:
  Cash paid for:
     Interest...............................................  $ 3,840   $  3,846
                                                              =======   ========
     Income taxes...........................................  $    --   $     --
                                                              =======   ========
  Non-cash members' equity transaction -- transfer to
     subordinated commitment -- members' retention program:
     NYMEX Division.........................................  $    --   $    825
                                                              =======   ========
     COMEX Division.........................................  $    --   $    357
                                                              =======   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2001 AND JUNE 30, 2000

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business -- NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a Delaware for-profit corporation, and is the successor to the New York Mercantile Exchange, which was first established as the Butter and Cheese Exchange in 1872. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. ("NYMEX Exchange" or "NYMEX Division") and Commodity Exchange, Inc. ("COMEX" or "COMEX Division"), which is organized as a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company."

     Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements of NYMEX Holdings, Inc. and its subsidiaries have been prepared in accordance with Accounting Principles Board Opinion No. 28 and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). These are unaudited condensed consolidated financial statements and do not include all necessary disclosures required for complete financial statements.

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

     Prior to its demutualization, the New York Mercantile Exchange accounted for the contributions to the NYMEX and COMEX Divisions' members' retention programs as transfers from members' equity to subordinated commitments. Since demutualization, such contributions and related earnings are accounted for as expenses; retroactive application has not been adopted.

     During the fourth quarter of 2000, the Company changed the estimated useful life for an internally developed software project from five years to three years. This change in estimate was based on management's belief that this software had a shorter useful life due to rapidly changing technology. At that time, the Company did not consider this change in estimate to be material to the annual financial statements, and as such, did not effect prior year comparability and was not reported in the Company's annual report. Management believes this change in estimate has a material effect on the three and six month periods ending June 30, 2001. The effect of this change in estimate for the three and six month periods presented was to increase the pre-tax net loss by approximately $385,000 and $770,000, respectively or $474 and $944 per share, respectively.

     The decrease in the Company's effective tax rate for the three and six month periods ended June 30, 2001, as compared to the three and six month periods ended June 30, 2000, is due to the Company's higher proportion of non-taxable earnings relative to pre-tax loss.

     The Company is exploring the potential tax benefit, if any, of the termination distribution of $33,221,000 from the NYMEX Division Members' Retention and Retirement Plan.

     For a summary of significant accounting policies (which have not significantly changed from December 31, 2000, except for the NYMEX Division and COMEX Division members' retention program funding -- see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 2000, financial statements which were filed with the SEC on the Company's Form 10-K, dated March 29, 2001.

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

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its condensed consolidated financial statements for the quarter ended March 31, 2001. The Company adopted the remaining provisions of SFAS No. 140 as required, during the second quarter of 2001. The adoption of the remaining provisions had no impact on the Company's financial position or results of operations.

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company believes that the adoption of SFAS No. 142 will have a material effect on operations. If the Company had adopted this standard during the second quarter of 2001, the net loss would have decreased by $538,000 or $659 per share. The Company believes that the adoption of this standard may increase annual pre-tax net income by $2,152,000 or $2,637 per share, which is the amount of annual amortization of goodwill.

3.  COLLATERALIZATION

     At June 30, 2001 and December 31, 2000, the Company accepted collateral in the form of United States treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to sell or repledge collateral. This collateral was received in connection with reverse repurchase agreements and is held in custody by its banks. The fair value of such collateral at June 30, 2001 and December 31, 2000 was $13,300,599 and $30,108,800 respectively.

4.  REVENUE REBATE AND FEE REDUCTION PROGRAM

     Effective January 1, 1996, the Company adopted a fee rebate program, which substantially reduces clearing and transaction fees for NYMEX Division members. The Board of Directors approved a 50% reduction in the rebate rate, effective January 1, 2001. Rebates under this program totaled $1.9 million and $3.3 million for the three months ended June 30, 2001 and June 30, 2000, respectively, and $3.4 million and $6.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Clearing and transaction fees are presented in the unaudited condensed consolidated statements of operations and accumulated deficit/members' equity, net of these rebates.

     The Company also adopted several incentive programs for members for the purpose of reducing various operating costs such as telephone, rent and marketing expenses. These incentive programs totaled $515,000 and $846,000 for the three months ended June 30, 2001 and June 30, 2000, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2001 and June 30, 2000. Other revenues are presented in the unaudited condensed consolidated statements of operations and accumulated deficit/members' equity net of fee reductions related to these programs.

5.  SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These assets belong to the clearing member firms and are not included in the accompanying unaudited condensed consolidated financial statements. At June 30, 2001 and June 30, 2000, $3,263,643 and $30,656 of cash, $4,136,989,000 and $4,496,895,300 of U.S.
Treasury obligations, and $18,000,000 and $16,970,000 of U.S. Treasury obligations purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, $201,000,000 representing shares of certain money market mutual funds were also held by the NYMEX Division and segregated on behalf of the clearing members at June 30, 2001. No such deposits were held at the end of prior periods, as such assets were not acceptable forms of margin until June 1, 2001. In addition, at June 30, 2001 and June 30, 2000, the NYMEX Division held irrevocable letters of credit amounting to $92,156,400 and $248,650,000, respectively, which are used by clearing members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as to meet delivery obligations, in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All interest earned on deposits of U.S. government securities accrue to the clearing member firms depositing such securities.

     At June 30, 2001 and June 30, 2000, the segregated funds of the COMEX Division consisted of $224 and $2,946,768 in cash, $560,270,000 and $682,340,500 in U.S. Treasury obligations, and $5,810,000 and $3,930,000 of U.S. Treasury obligations purchased under agreements to resell, respectively. The COMEX Division also held irrevocable letters of credit aggregating $48,000,000 and $61,800,000 as of June 30, 2001 and June 30, 2000, respectively.

6.  GUARANTY FUND

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

     At June 30, 2001 and June 30, 2000, the total deposits maintained in the NYMEX Division Guaranty Fund were $79,486,000 and $81,601,000, respectively. At June 30, 2001 and June 30, 2000, the total deposits managed by the COMEX Clearing Association for the COMEX Division Guaranty Fund were $77,930,000 and $76,080,900, respectively.

7.  SEGMENT REPORTING

     During the second quarter of 2001, the Company changed its structure of internal reporting which caused the composition of reportable segments to change. The Company considers operating results for three business segments: open-outcry, enymex(SM) and NYMEX ACCESS(R).

     Open-outcry is the trading of NYMEX Division and COMEX Division futures and options on the trading floor of the Exchange. enymex(SM), while not yet operational, will be an internet-based, global exchange trading and clearing contracts in a range of commodities with an initial focus on energy and metals. NYMEX ACCESS(R) is an electronic trading system which currently permits the trading of futures and options contracts on crude oil, heating oil, unleaded gasoline, natural gas, electricity, and platinum, and futures contracts on gold, silver, copper, aluminum, propane and palladium.

     Prior year's financial information relating to these new business segments is set forth below, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                                                                             NYMEX
                                  OPEN-OUTCRY         ENYMEX(SM)           ACCESS(R)             TOTAL
(In thousands)                 -----------------   -----------------   -----------------   -----------------
                               3 MOS.    6 MOS.    3 MOS.    6 MOS.    3 MOS.    6 MOS.    3 MOS.    6 MOS.
                               -------   -------   -------   -------   -------   -------   -------   -------
Three and Six Months Ended
  June 30, 2001:
  Clearing and transaction
    fees, net of member fee
    rebates..................  $24,285   $46,293   $    --   $    --   $ 2,193   $ 3,925   $26,478   $50,218
  Other operating revenue....    9,328    19,193        --        --        --        --     9,328    19,193
  Total operating revenue....   33,613    65,486        --        --     2,193     3,925    35,806    69,411
  Operating expenses.........   31,529    59,285     2,762     7,104     2,680     5,269    36,971    71,658
  Operating income (loss)....    2,084     6,201    (2,762)   (7,104)     (487)   (1,344)   (1,165)   (2,247)
  Investment income..........    1,184     2,909        --        --        --        --     1,184     2,909
  Interest expense...........    1,929     3,857        --        --        --        --     1,929     3,857
  Depreciation and
    amortization.............    4,420     8,779        --        --        --        --     4,420     8,779
  Income tax expense
    (benefit)................      477     2,028    (1,067)   (2,742)     (188)     (520)     (778)   (1,234)
  Net income (loss)..........      862     3,225    (1,695)   (4,362)     (299)     (824)   (1,132)   (1,961)
Three and Six Months Ended
  June 30, 2000:
  Clearing and transaction
    fees, net of member fee
    rebates..................  $21,428   $44,838   $    --   $    --   $ 1,264   $ 3,002   $22,692   $47,840
  Other operating revenue....    9,733    19,222        --        --        --        --     9,733    19,222
  Total operating revenue....   31,161    64,060        --        --     1,264     3,002    32,425    67,062
  Operating expenses.........   31,555    60,791     1,449     1,449     3,442     6,246    36,446    68,486
  Operating (loss) income....     (394)    3,269    (1,449)   (1,449)   (2,178)   (3,244)   (4,021)   (1,424)
  Investment income..........    2,045     4,328        --        --        --        --     2,045     4,328
  Interest expense...........    1,934     3,862        --        --        --        --     1,934     3,862
  Depreciation and
    amortization.............    3,921     7,681        --        --        --        --     3,921     7,681
  Income tax expense
    (benefit)................       40     2,039      (791)     (791)   (1,189)   (1,771)   (1,940)     (523)
  Net (loss) income..........     (323)    1,696      (658)     (658)     (989)   (1,473)   (1,970)     (435)

8.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of June 30, 2001. Although there can be no assurance as to the ultimate outcome, the Company believes that it has a meritorious defense and will deny liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     - Electronic Trading Systems Corporation v. New York Mercantile
       Exchange. This action is pending in the United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case alleging that NYMEX Exchange is infringing this patent through the use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue from the United States District Court for the Northern District of Texas to the Southern District of New York. The case is in discovery.

     - Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The case is in discovery. On March 28, 2001, NYMEX Exchange filed a motion to strike the complaint. The motion is pending.

     - Western Capital Design, LLC On Its Own Behalf and on behalf of those similarly situated v. New York Mercantile Exchange and John Does
       "1-50." This action is pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with the summons and complaint on or about February 17, 1999. This action relates to alleged wrongful conduct by NYMEX Exchange and certain members regarding the execution of heating oil and natural gas options. Plaintiff seeks compensatory damages and $75,000,000 in punitive damages. This action was commenced in State Court in Florida. It was removed to Federal Court by notice of removal filed March 8, 1999. Venue was then transferred to the Southern District of New York by an order dated May 11, 1999. NYMEX Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. NYMEX Exchange was served with an amended complaint on or about April 26, 2000. NYMEX Exchange's motion to dismiss the amended complaint was granted and the complaint was dismissed with prejudice on February 16, 2001. On or about March 26, 2001, a Notice of Appeal was served on NYMEX Exchange. The court has set an appeal schedule.

     - Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. On January 24, 2001, NYMEX Exchange was served with a summons and complaint filed by two former employees who were terminated as part of the 10% reduction-in-workforce that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero). Henry seeks reinstatement, compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress and costs and disbursements. Terrero seeks reinstatement, compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress and costs and disbursements. On March 30, 2001, the parties entered into a stipulation to discontinue the action and if the action was re-commenced, it would be brought in New York State Supreme Court (New York County). On June 14, 2001, the action was re-commenced in New York County. The complaint asserted additional city, state and federal claims. Additionally, the Plaintiffs alleges damages of $5,000,000 for each of the eleven claims. NYMEX Exchange served and filed its answer on June 29, 2001. Subsequently, the Exchange served and filed an amended verified answer and counterclaim (against Henry) on July 18, 2001. The case is in discovery.

     - New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and asserted counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL
         DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the three and six months ended June 30, 2001. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify such statements by using words such as "anticipate," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including: the Company's ability to continue to develop and market new innovative products and services and to keep pace with technological change; failure to continue to develop and market a new electronic trading system; the failure to obtain or protect intellectual property rights; competitive pressures; financial condition or results of operations; quarterly fluctuations in revenues and volatility of commodity prices; changes in financial or business conditions; the ability to attract and retain key personnel; ability to successfully manage acquisitions and alliances; and legal, regulatory, and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company's other filings with the SEC, or in materials incorporated therein by reference.

OVERVIEW

     NYMEX Exchange's predecessor, the New York Mercantile Exchange, was established in 1872. The Exchange exists principally to provide for the buying and selling of commodities for future delivery under rules intended to protect the interests of all market participants. The Exchange itself does not own any commodities, trade futures and options contracts for its own account or otherwise engage in market activities. The Exchange provides the physical facilities necessary to conduct an open-outcry auction market and electronic trading systems and systems for the matching and clearing of all trades executed on the Exchange. Futures and options markets facilitate price discovery and provide financial risk management instruments to a broad array of market participants including commercial entities that produce, consume, trade or have other interests in underlying commodities.

CORPORATE REORGANIZATION -- THE DEMUTUALIZATION

     The New York Mercantile Exchange demutualized on November 17, 2000, at which time the book value of the assets and liabilities of the New York Mercantile Exchange carried over to NYMEX Exchange. Upon consummation of the demutualization transaction, all the assets and liabilities of NYMEX Exchange were consolidated into the parent company, NYMEX Holdings. NYMEX Holdings has the right to pay dividends.

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

RESULTS OF OPERATIONS

     The Company reported a net loss of $1,132, which was a loss of $1,387 per share. The net loss was $838 less when compared to the second quarter of 2000. The primary reasons for this decrease in the net loss were the Board-approved 50% reduction in the membership clearing fee rebate rate, and a moderate increase in trading volume for open-outcry and a significant increase in trading volume on NYMEX ACCESS(R). These second quarter gains were offset by the costs associated with a reduction in work force plan which was implemented during June 2001.

     The following components of net loss make up the major changes occurring during the second quarter of 2001.

  Revenues

     Total operating revenues were $35,806 in the second quarter of 2001, up $3,381, or 10%, from the same period in 2000.

     Clearing and transaction fees represent the core business of the Company and are directly affected by volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand as well as volatility in price levels of the underlying commodities;

     - market perception of stability in the commodities and financial markets;

     - the level and volatility of interest rates and inflation;

     - national and international economic and political conditions; and

     - weather conditions affecting certain energy commodities.

     In the second quarter of 2001, clearing and transaction fees, net of member fee rebates, were $26,478 compared to $22,692 earned during the same quarter last year. This 17% increase was the result of the following two conditions: (1) a reduction in the NYMEX Division's membership clearing fee rebate rate and (2) a moderate increase in trading volume for open-outcry and a significant increase in trading volume on NYMEX ACCESS(R) for both the NYMEX and COMEX Divisions.

     The NYMEX Division's clearing and transaction fee revenues, net of member fee rebates, were $21,021 in the second quarter of 2001, up 19% from the comparable period in 2000. Forty-two percent of this increase was the result of the reduction in the membership clearing and transaction fee rebate rate. In addition to the rebate rate reduction, NYMEX Division open-outcry volume experienced a moderate increase. Trading volume in the unleaded gasoline contracts rose 18% compared with the second quarter of 2000 as a result of significant price volatility in the underlying commodity. Refinery problems and unscheduled maintenance shutdowns caused inventory supply concerns. Crude oil trading volume also increased, rising 15% during the second quarter of 2001 when compared with the same quarter a year ago. Continued published reports of fluctuations in crude oil inventories contributed to price volatility. Natural gas trading volume decreased by 14% during the second quarter of 2001 when compared with the same quarter a year ago. A slowdown in the domestic economy, as well as structurally higher natural gas prices, were factors which led to this decrease.

     Trading on NYMEX ACCESS(R), which is billed at a higher rate than open-outcry, significantly increased on the NYMEX Division during the second quarter of 2001 when compared with the same quarter a year ago. Strong trading led by crude oil contributed to a $915 increase in clearing and transaction fee revenue during this period. Improvements in systems functionality helped to increase the utilization of NYMEX ACCESS(R).

     The COMEX Division's clearing and transaction fee revenues were $5,456 in the second quarter of 2001, up 9.2% from the comparable period in 2000. Trading volume significantly increased for both gold and copper contracts, while decreasing for silver. Significant price volatility and the renewed strength of the U.S. dollar against the Euro as well as the Japanese yen helped to increase gold trading volume by 12%. Copper trading volume also increased by 15%, driven primarily by the home construction industry. Silver trading volume decreased by 23% during the second quarter of 2001 when compared with the same quarter a year ago. Lackluster demand reduced the price of silver as well. Low volatility in the underlying commodity as well as a narrow price trading range also caused trading volume to decrease.

     Market data fees, which represent 22% of the Company's total operating revenues for the second quarter of 2001, decreased by $710, or 8% during the second quarter of 2001 when compared with the same quarter a year ago. Total subscriber units declined from the same quarter a year ago principally due to contraction in the financial services industry and the bankruptcy filing of a major market data vendor.

  Operating Expenses

     Total operating expenses were $36,971 during the second quarter of 2001, up 1% from the comparable period in 2000. A major portion of the $525 increase from the same period in 2000 was the result of the implementation of the Company's reduction in work force plan during June 2001. The increase in costs from this event was offset by a significant decrease in professional fees, primarily as a result of the reduced consulting work being performed on NYMEX ACCESS(R).

     Salaries and employee benefits, which constitute 42% of total operating expenses for the second quarter of 2001, rose 34% from the similar period a year ago, primarily as the result of severance costs associated with the reduction-in-workforce plan. This plan, which resulted in the elimination of 20% of the Company's staff, encompassed various professional and clerical positions throughout the Company. The total cost of the program was $4,500 of which $3,140 was paid by the end of the second quarter 2001. The remaining $1,360 unpaid balance was included in accrued salaries and related liabilities on the balance sheet at June 30, 2001. The program is expected to save $9,400 annually in salaries and benefits. Savings in salaries resulting from the August 2000 reduction-in-workforce helped to reduce the impact of the recent plan implementation.

     Rent and facility fees increased by $258, or 7%, during the second quarter of 2001 compared to the same period in 2000. A 25% increase in real estate taxes due to reduced abatements was one of the primary factors for this increase. Light, heat, and power costs also rose during the second quarter of 2001, increasing by 21% when compared with the same quarter a year ago. This trend is expected to continue during the third quarter of 2001, as utility rates remain substantially higher than last year's rates.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $499, or 15% in the second quarter of 2001 when compared to the same quarter in 2000. This increase, which is expected to continue during the third quarter of 2001, is primarily the result of management's decision to reduce the estimated useful life of an internally developed software project from five years to three years during the fourth quarter of 2000. This change in estimate is based on management's belief that this software has a shorter useful life due to rapidly changing technology.

     General and administrative expenses were down $577 during the second quarter of 2001, a 15% decrease from the same period in 2000. Reductions in spending, particularly in staff travel and office supplies, which were implemented to improve profitability, were the major factors contributing to this decrease during the second quarter of 2001.

     Professional services decreased by $1,843 or 43% during the second quarter of 2001, over the same quarter a year ago. Costs related to debugging and system programming changes on NYMEX ACCESS(R) occurred throughout 2000, but were substantially completed by the first quarter of 2001. These cost savings are expected to continue throughout the rest of the year.

     Impairment loss of $1,605 occurred during the second quarter of 2001 as a result of an alleged breach of contract by a vendor that was producing the customer interface to the enymex(SM) system which resulted in the abandonment of that application.

     Demutualization expenses incurred during the six months ended June 30, 2000 totaled $3,715, or 5% of the total operating expenses in 2000; such expenses did not occur in 2001. These fees consisted of accounting, investment banking, legal, printing and SEC filing fees.

     Other expenses increased by $379, or 38%, during the second quarter of 2001 when compared with the same period a year ago. This is primarily the result of the change in accounting presentation for the funding of, and earnings on, the COMEX members' retention and retirement program. Prior to the demutualization in

November 2000, all earnings and contributions to this plan were presented as a transfer from members' equity. This increase is expected to continue during the third quarter of 2001.

     The decrease in the Company's effective tax rate for the three month period ended June 30, 2001, as compared to the three month period ended June 30, 2000, is due to the Company's higher proportion of non-taxable earnings relative to pre-tax loss.

     The Company is exploring the potential tax benefit, if any, of the termination distribution of $33,221 from the NYMEX Division Members' Retention and Retirement Plan.

  Other Income

     Investment income, net of investment advisory fees, decreased by $861, or 42% during the second quarter of 2001 when compared to the same quarter in 2000. The liquidation and distribution of funds from the NYMEX Division members' retention and retirement plan during the end of January of this year was the primary reason for the decrease in investment income. A 200 basis point decline in the average interest rates on reverse repurchase agreements also contributed to this decrease. This trend is expected to continue in the third quarter as interest rates are considerably lower this year as compared with last year.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

RESULTS OF OPERATIONS

     The Company reported a net loss of $1,961, which was a loss of $2,403 per share. The net loss was $1,526 higher than the similar period a year ago. The primary reasons for this increase in the net loss was a reduction-in-workforce plan costing $4,500, which was implemented during the second week of June. This decrease was offset by a significant increase in clearing and transaction fees as a result of the board-approved 50% reduction in the membership clearing and transaction fee rebate rate.

     The following components of net loss make up the major changes occurring for the six months ended June 30, 2001.

  Revenues

     Total operating revenues were $69,411 for the six months ended June 30, 2001, up $2,349, or 4%, from the same period in 2000.

     For the six months ended June 30, 2001, clearing and transaction fees net of member fee rebates were $50,218 compared to $47,840 in the same period last year. This 5% increase was the result of the following two conditions: (1) a reduction in the NYMEX Division's membership clearing fee rebate rate and (2) a substantial increase in trading volume on NYMEX ACCESS(R) for the NYMEX Division.

     The NYMEX Division's clearing and transaction fee revenues net of member fee rebates were $39,588 in the first half of 2001, up 7% from the comparable period in 2000. A significant part of this increase was the result of the reduction in the membership clearing and transaction fee rebate rate. In addition to the rebate rate reduction, NYMEX ACCESS(R) volume experienced a substantial increase. Despite a nominal 1% decrease in open-outcry volume during the first six months ended June 30, 2001 when compared with the same period a year ago, several significant changes did occur in NYMEX Division contracts. Trading volume in the unleaded gasoline contracts rose 8% compared with the first six months of 2000 as a result of significant price volatility in the underlying commodity. Refinery problems and unscheduled maintenance shutdowns caused inventory supply concerns. Crude oil trading volume also increased, rising 5% during the first six months of 2001 when compared with the same period a year ago. Continued published reports of fluctuations in crude oil inventories caused significant price volatility. Natural gas trading volume decreased by 17% during the first six months of 2001 when compared with the same period a year ago. A slowdown in the domestic economy as well as structurally higher natural gas prices were significant factors that led to this decrease.

     Trading on NYMEX ACCESS(R), which is billed at a higher rate than open-outcry, significantly increased on the NYMEX Division during the first six months of 2001 when compared with the same period a year ago.

Strong trading on this electronic trading system led by crude oil contributed to a $1,000 increase during this period. Improvements in systems functionality also helped to increase the utilization of NYMEX ACCESS(R).

     The COMEX Division's clearing and transaction fee revenues were $10,630 in the first half of 2001, representing a decrease of 2% from the comparable period in 2000. Trading volume decreased in two of the COMEX Division's major contracts, gold and silver, while copper's volume increased. Significant decrease in price volatility as a result of an economic slowdown in the Middle East and Asia curbed demand for gold, contributing to the 4% decline in trading volume. Silver trading volume decreased by 28% during the first half of 2001 when compared with the same period a year ago. Low volatility in the underlying commodity as well as a narrow price trading range caused trading volume to decrease. Copper trading volume increased by 10%, driven primarily by the home construction industry.

     Market data fees, which represent 23% of the Company's total operating revenues for the first six months of 2001, decreased by $785, or 5%, compared to the same period last year. Total subscriber units declined from a year ago, principally due to contraction in the financial services industry and the bankruptcy filing of a major market data vendor.

  Operating Expenses

     Total operating expenses were $71,658 during the first half of 2001, up 5% from the comparable period in 2000. A significant portion of the $3,172 increase from the year-ago period was primarily a result of the implementation of the Company's reduction in work force plan during June 2001.

     Salaries and employee benefits, which constitute 38% of total year to date 2001 operating expenses, rose 17% from the similar period a year ago, primarily the result of the reduction-in-work force plan. This plan, which resulted in the elimination of 20% of the Company's staff, encompassed various professional and clerical positions throughout the company. The total cost of the program was $4,500 of which $3,140 was paid by the end of the second quarter 2001. The remaining $1,360 unpaid balance was included in accrued salaries and related liabilities on the balance sheet at June 30, 2001. The program is expected to save $9,400 annually in salaries and benefits. Savings in salaries resulting from the August 2000 reduction in work force plus helped to reduce the impact of the recent plan implementation.

     Rent and facility fees increased by $687, or 9% during the six months ended June 30, 2001 compared to the same period ended in 2000. A 25% increase in real estate taxes due to reduced abatements was one of the primary factors for this increase. Light, heat and power costs also rose during the first six months of 2001, increasing by 35% when compared with the same period a year ago. This trend is expected to continue during the third quarter of 2001, as utility rates remain substantially higher than last year's rates.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $1,098, or 17%, in the first half of 2001 when compared to the same period during 2000. This increase, which is expected to continue during the third quarter of 2001, is primarily the result of management's decision to reduce the estimated useful life of an internally developed software project from five years to three years during the fourth quarter of 2000. This change in estimate is based on management's belief that this software has a shorter useful life due to rapidly changing technology.

     Telecommunications, equipment rentals and maintenance increased by $625, or 9%, during the six months ended June 30, 2001 compared to the year ago period. Increased usage of NYMEX ACCESS(R) terminal lines, as a result of the improved functionality of this trading system, was the primary cause of this increase. In addition to increased efficiency due to improved design, more NYMEX ACCESS(R) terminals were in service for the six months ended June 30, 2001 when compared with the same period a year ago. This was the result of management's decision made at the end of the first quarter of 2000 to move electricity trading from open-outcry to NYMEX ACCESS(R).

     Professional services decreased by $1,722, or 21% during the six months ended June 30, 2001, compared with the same period a year ago. Costs related to debugging and system programming changes on NYMEX Access(R) occurred throughout 2000, but were substantially completed by the first quarter of 2001. This was the primary reason for the decrease during the six months ended June 30, 2001. This trend is expected to continue throughout the rest of the year.

     Impairment loss of $1,605 occurred during the six months ended June 30, 2001 as a result of an alleged breach of contract by a vendor that was producing the customer interface to the enymex(SM) system which resulted in the abandonment of that application.

     Demutualization expenses incurred during the six months ended June 30, 2000 totaled $3,715, or 5% of the total operating expenses in 2000; such expenses did not occur in 2001. These fees consisted of accounting, investment banking, legal, printing and SEC filing fees.

     Other expenses increased by $1,195, or 60% during the six months ended June 30, 2001 when compared with the same period a year ago. This is primarily the result of the change in accounting presentation for the funding of, and earnings on, the COMEX members' retention program. Prior to the demutualization in November 2000, all earnings and contributions to this plan were presented as a transfer from members' equity. This increase is expected to continue during the third quarter of 2001.

     The decrease in the Company's effective tax rate for the six month period ended June 30, 2001, as compared to the six month period ended June 30, 2000, is due to the Company's higher proportion of non-taxable earnings relative to pre-tax loss.

     The Company is exploring the potential tax benefit, if any, of the termination distribution of $33,221 from the NYMEX Division Members' Retention and Retirement Plan.

  Other Income

     Investment income, net of advisory fees, decreased by $1,419, or 33%, during the first half of 2001 when compared to the same period in 2000. The liquidation and distribution of funds from the NYMEX Division members' retention plan during January of this year is the primary reason for the decrease in investment income. A 100 basis point decline in the average interest rates on reverse repurchase agreements also contributed to this decrease. This trend is expected to continue in the third quarter as interest rates are considerably lower this year when compared with last year.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. A total of $6,279 was spent on capital expenditures during the second quarter of 2001 as the Company continued to develop its enymex(SM) initiative. The Company had $77,580 in cash, cash equivalents and marketable securities at June 30, 2001.

  Cash Flow

                                                         (IN THOUSANDS)
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                      ---------------------
                                                        2001         2000
                                                      --------      -------
Net cash provided by (used in):
  Operating activities..............................  $ 29,283      $(2,764)
  Investing activities..............................   (11,690)      (5,467)
  Financing activities..............................   (33,221)        (556)
                                                      --------      -------
Net decrease in cash and cash equivalents...........  $(15,628)     $(8,787)
                                                      ========      =======

  Working Capital

                                                            (IN THOUSANDS)
                                                     AT JUNE 30,   AT DECEMBER 31,
                                                        2001            2000
                                                     -----------   ---------------
Current assets.....................................   $101,010        $131,166
Current liabilities................................     29,718          56,274
                                                      --------        --------
Working capital....................................   $ 71,292        $ 74,892
                                                      ========        ========
Current ratio......................................     3.40:1          2.33:1

     Current assets at June 30, 2001 decreased by $30,156, or 23%, from year-end 2000 primarily as a result of the liquidation and distribution of the NYMEX Division members' retention plan in January 2001. This payment caused marketable securities to decrease by $17,399, with the remaining $15,283 coming from cash balances. The other significant changes in current assets consisted of an increase of $1,051 in clearing and transaction fees receivable as a result of increased trading activity in June 2001 when compared with the year-end 2000 receivable. Prepaid taxes also increased $2,115 as a result of tax benefits generated from this year's six-month net loss.

     Current liabilities at June 30, 2001 decreased by $26,556, or 47%, from year-end 2000, primarily as a result of the January distribution of the members' retention plan, which was $33,221. Increases in accrued salaries and related liabilities of $3,370 was the result of both the six-month portion of anticipated year-end employee bonuses as well as the unpaid severance balance at June 30, 2001 resulting from the June 2001 reduction in work force plan. Accounts payable and accrued liabilities increased by $2,335, or 21%, as significant capital expenditures occurring in June 2001 for enymex(SM) had not yet been paid.

  Future Cash Requirements

     As of June 30, 2001, the Company had long-term debt of $97,185, and short-term debt of $2,815. This debt consisted of the following:

     - $31,000 of 7.48% notes with an eleven-year principal payout beginning in 2001;

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011; and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     The Company would incur a "make whole" redemption premium should it choose to pay off any series issue prior to its maturity. The economic benefit from refinancing at a lower interest rate would be offset by the redemption penalty incurred. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     The Company believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future, including capital and operating expenditures associated with the development and launch of enymex(SM). In addition, the Company has the ability, and may seek, to raise capital through the issuance of debt or equity in the private and public capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date of SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Effective January 1, 2001, the Company adopted this statement. Upon adoption, SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its condensed consolidated financial statements for the quarter ended March 31, 2001. The Company adopted the remaining provisions of SFAS No. 140 as required, during the second quarter of 2001. The adoption of the remaining provisions had no impact on the Company's financial position or results of operations.

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than monthly amortization. The Company believes that the adoption of SFAS No. 142 will have a material effect on operations. If the Company had adopted this standard during the second quarter of 2001, the net loss would have decreased by $538,000, or $659 per share. The Company believes that the adoption of this standard may increase annual pre-tax net income by $2,152,000 or $2,637 per share, which is the amount of annual amortization of goodwill.

RECENT DEVELOPMENTS

     enymex(SM) is the Company's e-commerce initiative, which the Company believes will become the premiere global internet-based electronic exchange for trading and clearing a number of physical commodity-based products. The Company has an agreement with Kiodex, Inc., an application service provider of commodity and derivatives risk management solutions, to use its trade engine platform as the order matching system for enymex(SM). In March 2001, integration system testing commenced; however, in April 2001, the Company terminated its relationship with GlobalView Software, Inc., the developer of the customer interface, due to performance issues under its contract and subsequently filed a breach of contract suit. To mitigate the impact on the effected interface, the Company has determined to proceed in the co-development of the customer interface with Kiodex, and the Company expects to announce a launch date for the system in the third quarter of 2001. In addition, in May 2001, the Company transferred the responsibilities of Accenture, retained in 2000 as a systems integrator, to internal company resources.

     The Company is in the process of developing a new version of NYMEX ACCESS(R), the Company's existing electronic trading system used primarily for after-hours trading. This new version will provide for an internet accessible trade matching system. The Company believes that the development of this new version will reduce the logistical constraints associated with the existing version of the system that runs through a dedicated line or dial-up basis. The Company is in the process of alpha testing the new version of the system and expects to release it in September 2001, pending the results of the beta testing.

     On April 11, 2001, the Company announced that it intended to develop Brent crude oil futures and options contracts. On April 17, 2001, the Company announced that all clearing and exchange fees for the first year of trading will be waived for Brent futures and options and that the Company will offer rebates on offsetting light, sweet crude oil futures contracts for a three month period. On July 2, 2001, the Board of Directors voted to commence trading of Brent crude oil futures contracts on September 5, 2001, and also approved both trading hours and a framework for a permit program. The contract will be traded both via open-outcry and after-hours on the NYMEX ACCESS(R) electronic trading system. Options trading will commence on September 6, 2001.

     A special meeting of NYMEX Holdings' stockholders was held on May 23, 2001 to vote for three new equity holder positions and to fill two current vacancies on the Board of Directors. The stockholders elected the following individuals:
Michel Marks, Joel Faber and Joseph Cicchetti were elected to newly created positions as equity holder representatives; John McNamara was elected to fill a vacancy for a two-year term in the futures commission merchant category and Melvyn Falis was elected to fill a vacancy for a one-year term as a public director.

     On July 12, 2001, the Board of Directors voted not to renew Deloitte & Touche LLP ("D&T") as the Company's independent accountants. On July 12, 2001, the Company engaged the accounting firm Ernst & Young LLP ("E&Y") as the Company's independent accountants.

     On July 12, 2001, the Board of Directors voted to appoint J. Robert Collins Jr. as President of NYMEX Holdings and NYMEX Exchange. Mr. Collins assumed the position of President on July 23, 2001. Upon becoming President, Mr. Collins vacated his Board seat.

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

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                                AT JUNE 30, 2001

                                                                                                    TOTAL      FAIR MARKET
                                                                                        2006      PRINCIPAL    VALUE AS OF
                                                                                        AND         CASH        JUNE 30,
                                         2001     2002     2003     2004     2005    THEREAFTER     FLOWS         2001
                                        ------   ------   ------   ------   ------   ----------   ---------   -------------
Government Bonds, Federal Agency
  Issues..............................  $   --   $   --   $   --   $   --   $  952    $    --      $   952       $   951
Weighted average interest rate........      --       --       --       --     7.00%        --
U.S. Treasury issues..................      --       --       --       --       --         --           --            --
Weighted average interest rate........      --       --       --       --       --         --
Municipal Bonds.......................     595    2,773    2,775    7,876    6,092     32,357       52,468        55,069
Weighted average interest rate........    4.93%    6.28%    4.73%    4.84%    4.70%      4.61%
                                        ------   ------   ------   ------   ------    -------      -------       -------
Total Portfolio, excluding equity
  securities..........................  $  595   $2,773   $2,775   $7,876   $7,044    $32,357      $53,420       $56,020
                                        ======   ======   ======   ======   ======    =======      =======       =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2000

                                                                                                    TOTAL     FAIR MARKET
                                                                                        2006      PRINCIPAL   VALUE AS OF
                                                                                        AND         CASH      DECEMBER 31,
                                         2001     2002     2003     2004     2005    THEREAFTER     FLOWS         2000
                                        ------   ------   ------   ------   ------   ----------   ---------   ------------
Government Bonds, Federal Agency
  Issues..............................  $   --   $   --   $   --   $   --   $   --    $    --      $    --      $    --
Weighted average interest rate........      --       --       --       --       --         --
U.S. Treasury issues..................      --       --       --       --       --         --           --           --
Weighted average interest rate........      --       --       --       --       --         --
Municipal Bonds.......................   2,633    3,777    1,133    3,397    9,785     49,914       70,639       73,037
Weighted average interest rate........    6.19%    5.86%    4.62%    5.02%    5.07%      4.77%
                                        ------   ------   ------   ------   ------    -------      -------      -------
Total Portfolio, excluding equity
  securities..........................  $2,633   $3,777   $1,133   $3,397   $9,785    $49,914      $70,639      $73,037
                                        ======   ======   ======   ======   ======    =======      =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the six months ended June 30, 2001 and the year ended December 31, 2000, the Company had net investment income of $2.9 million and $9.4 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these fixed income securities at June 30, 2001 and December 31, 2000 was $56 million and $73 million, respectively. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $5.6 million and $7.3 million loss for June 30, 2001 and December 31, 2000, respectively. The Company also invests in U.S. government securities and repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the consolidated financial statements.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of NYMEX Holdings' stockholders was held on May 23, 2001 to vote for three new equity holder positions and to fill two current vacancies on the Board of Directors. The following individuals were elected: Michel Marks, Joel Faber and Joseph Cicchetti were elected to newly created positions as equity holder representatives; John McNamara was elected to fill a vacancy for a two-year term in the futures commission merchant category and Melvyn Falis was elected to fill a vacancy for a one-year term as a public director.

ITEM 5.  OTHER INFORMATION

     N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On July 18, 2001, NYMEX Holdings filed a Form 8-K with the SEC disclosing the change in auditors from Deloitte & Touche LLP to Ernst & Young LLP and the appointment of J. Robert Collins, Jr. as President. The letter regarding the change in certifying accountants is hereby incorporated by reference as Exhibit
16.1 of such Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2001.

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