Form 10-Q
period 2001-09-30
NYMEX HOLDINGS INC
filed 2001-11-14
CIK 1105018

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                              Yes [X]       No [ ]

     As of November 14, 2001, 816 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    3
           Unaudited Condensed Consolidated Statements of Operations
              and Accumulated
              Deficit/Members' Equity for the Three Months and Nine
              Months Ended September 30, 2001 and September 30,
              2000...................................................    3
           Unaudited Condensed Consolidated Balance Sheets at
              September 30, 2001 and December 31, 2000...............    4
           Unaudited Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2001 and
              September 30, 2000.....................................    5
           Notes to Unaudited Condensed Consolidated Financial
              Statements for the Three and Nine Months Ended
              September 30, 2001 and September 30, 2000..............    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   20

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   22
Item 2.  Changes in Securities and Use of Proceeds...................   22
Item 3.  Defaults Upon Senior Securities.............................   22
Item 4.  Submission of Matters to a Vote of Security Holders.........   22
Item 5.  Other Information...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
Signatures...........................................................   23

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND ACCUMULATED DEFICIT/MEMBERS' EQUITY
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS FOR 2001 AND
                PER NYMEX DIVISION MEMBERSHIP AMOUNTS FOR 2000)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Operating Revenues:
  Clearing and transaction fees, net of member fee
     rebates..........................................  $24,199    $22,647    $ 74,417   $ 70,487
  Market data fees....................................    8,767      8,848      25,160     25,899
  Other, net of rebates...............................    1,580      1,324       4,380      3,495
                                                        -------    -------    --------   --------
          Total operating revenues....................   34,546     32,819     103,957     99,881
                                                        -------    -------    --------   --------
Operating Expenses:
  Salaries and employee benefits......................   10,853     15,249      38,218     38,587
  Rent and facility...................................    4,170      4,065      12,353     11,561
  Depreciation and amortization of property and
     equipment, net of deferred credit amortization...    3,939      3,682      11,641     10,286
  Telecommunications, equipment rentals and
     maintenance......................................    3,795      4,446      11,130     11,156
  General and administrative..........................    3,201      3,479      10,844     11,242
  Professional services...............................    2,714      3,181       9,262     11,452
  Loss on disposition of property and equipment.......      490        434         515        730
  Amortization of goodwill............................      538        538       1,615      1,615
  Impairment loss on capitalized software.............       --         --       1,605         --
  Demutualization expense.............................       --        277          --      3,992
  Other...............................................    2,208      2,207       6,383      5,423
                                                        -------    -------    --------   --------
          Total operating expenses....................   31,908     37,558     103,566    106,044
                                                        -------    -------    --------   --------
Income (loss) from Operations.........................    2,638     (4,739)        391     (6,163)
Other Income (Expenses):
  Investment income, net..............................    1,405      2,718       4,314      7,046
  Interest expense....................................   (1,928)    (1,928)     (5,785)    (5,790)
                                                        -------    -------    --------   --------
Net income (loss) before (provision) benefit for
  income taxes........................................    2,115     (3,949)     (1,080)    (4,907)
(Provision) benefit for income taxes..................     (985)     2,051         249      2,574
                                                        -------    -------    --------   --------
Net income (loss).....................................    1,130     (1,898)       (831)    (2,333)
Accumulated deficit/members' equity, beginning of
  period..............................................   (1,717)    91,585         244     93,202
Less net transfer to members' retention program:
  NYMEX Division......................................       --     (4,070)         --     (4,895)
  COMEX Division......................................       --       (272)         --       (629)
                                                        -------    -------    --------   --------
Accumulated deficit/members' equity, end of period....  $  (587)   $85,345    $   (587)  $ 85,345
                                                        =======    =======    ========   ========
Net income (loss) per share/per NYMEX Division
  membership (based on 816 shares/NYMEX Division
  memberships)........................................  $ 1,385    $(2,326)   $ (1,018)  $ (2,859)
                                                        =======    =======    ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001          2000(1)
                                                              -------------   ------------
                           ASSETS
Cash and cash equivalents...................................    $  6,088        $  2,870
Securities purchased under agreements to resell.............      14,101          30,109
Marketable securities, at market (cost of $57,422 at
  September 30, 2001 and $75,637 at December 31, 2000)......      59,793          77,628
Clearing and transaction fees receivable, net...............      14,543           7,575
Prepaid taxes and expenses..................................       5,283           4,468
Other current assets, net...................................      10,126           8,516
                                                                --------        --------
          Total current assets..............................     109,934         131,166
Property and equipment, net.................................     224,422         224,547
Goodwill, net...............................................      16,867          18,482
Other assets................................................      12,571          12,943
                                                                --------        --------
          Total Assets......................................    $363,794        $387,138
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
NYMEX Division members' retention program...................    $     --        $ 33,221
Accounts payable and accrued liabilities....................      16,543          11,285
Accrued salaries and related liabilities....................       7,474           3,869
Accrued interest payable....................................       3,834           1,920
Notes payable...............................................       2,815           2,815
Deferred credit -- grant for building construction..........       2,145           2,145
Other current liabilities...................................       2,334           1,019
                                                                --------        --------
          Total current liabilities.........................      35,145          56,274
Notes payable...............................................      97,185          97,185
Deferred credit -- grant for building construction..........     117,426         119,035
Other non-current liabilities...............................      20,483          20,772
Subordinated commitment -- members' retention program.......       9,727           9,213
                                                                --------        --------
          Total liabilities.................................     279,966         302,479
COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................          --              --
Additional paid-in capital..................................      84,415          84,415
(Accumulated deficit) Retained earnings.....................        (587)            244
                                                                --------        --------
          Total stockholders' equity........................      83,828          84,659
                                                                --------        --------
          Total Liabilities and Stockholders' Equity........    $363,794        $387,138
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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash Flows From Operating Activities:
  Net loss..................................................  $   (831)  $ (2,333)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........    11,641     10,286
     Amortization of goodwill...............................     1,615      1,615
     Deferred income taxes..................................      (523)      (996)
     Loss on disposition of property, equipment and
      impairment of capitalized software....................     2,120        730
  Net changes in operating assets and liabilities:
     (Increase) decrease in clearing and transaction fees
      receivable............................................    (6,968)     5,416
  Decrease (increase) marketable securities:
     Corporate funds........................................     2,944    (11,612)
     Members' retention funds...............................    14,891    (10,294)
     Increase in accounts payable and accrued liabilities...     5,258      1,654
     Increase in accrued salaries and related liabilities...     3,605      3,788
     Net changes in other operating assets and
      liabilities...........................................     1,551      4,026
                                                              --------   --------
          Net cash provided by operating activities.........    35,303      2,280
                                                              --------   --------
Cash Flows From Investing Activities:
  Decrease in securities purchased under agreements to
     resell.................................................    16,008      4,302
  Capital expenditures......................................   (15,244)    (7,479)
  Decrease (increase) in other assets.......................       372        (21)
                                                              --------   --------
          Net cash provided by (used in) investing
           activities.......................................     1,136     (3,198)
                                                              --------   --------
Cash Flows From Financing Activities:
  Distributions under NYMEX Division members' retention
     program................................................   (33,221)    (1,119)
                                                              --------   --------
          Cash used in financing activities.................   (33,221)    (1,119)
                                                              --------   --------
Net Decrease in Cash and Cash Equivalents...................     3,218     (2,037)
Cash and Cash Equivalents, Beginning of Year................     2,870      7,290
                                                              --------   --------
Cash and Cash Equivalents, End of Period....................  $  6,088   $  5,253
                                                              ========   ========
Supplemental Information:
  Cash paid for:
     Interest...............................................  $  3,842   $  3,846
                                                              ========   ========
     Income taxes...........................................  $     --   $     --
                                                              ========   ========
  Non-cash members' equity transaction -- transfer to
     subordinated commitment -- members' retention program:
     NYMEX Division.........................................  $     --   $  4,895
                                                              ========   ========
     COMEX Division.........................................  $     --   $    629
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business -- NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a Delaware for-profit corporation, and is the successor to the New York Mercantile Exchange. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. ("NYMEX Exchange" or "NYMEX Division") and Commodity Exchange, Inc. ("COMEX" or "COMEX Division"), which is organized as a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company."

     Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements of NYMEX Holdings and its subsidiaries have been prepared in accordance with Accounting Principles Board Opinion No. 28 and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). These are unaudited condensed consolidated financial statements and do not include all necessary disclosures required for complete financial statements.

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

     During 2000, the Company changed the estimated useful life for an internally developed software project from five years to three years. This change in estimate was based on management's belief that this software had a shorter useful life due to rapidly changing technology. Management believes this change in estimate has a material effect on the nine month period ended September 30, 2001. The effect of this change in estimate for the nine month period presented was to increase the pre-tax loss by approximately $676,000 or $828 per share.

     The decrease in the Company's effective tax rate for the three and nine month periods ended September 30, 2001, as compared to the corresponding periods ended September 30, 2000, is primarily due to the Company's higher proportion of tax-exempt earnings relative to pre-tax income for the three months ended and pre-tax loss for the nine months ended September 30, 2001.

     The Company is exploring the potential tax benefit, if any, of the termination distribution of $33,221,000 from the NYMEX Division Members' Retention and Retirement Plan, which has not been factored into the current provision.

     For a summary of significant accounting policies (that have not significantly changed from December 31, 2000, -- see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 2000, financial statements which were filed with the SEC on the Company's Form 10-K, dated March 29, 2001.

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

     In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively for transfers occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its condensed consolidated financial statements for the quarter ended March 31, 2001. The Company adopted the remaining provisions of SFAS No. 140 as required, during the second quarter of 2001. The adoption of the remaining provisions had no impact on the Company's financial position or results of operations. The Company enters into reverse repurchase agreements and falls under the guidelines of SFAS 140.

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company believes that the adoption of SFAS No. 142 will have a material effect on operations. If the Company had adopted this standard during the second quarter of 2001, the net loss would have decreased by $538,000 and $1,077,000 for the three and nine months ended September 30, 2001, or $659 and $1,319 per share, respectively. The Company believes that the adoption of this standard may increase annual pre-tax net income by $2,153,000 or $2,638 per share, which is the amount of annual amortization of goodwill.

     In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful live of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operation.

     In October 2001, the Emerging Issues Task Force issued EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for businesses affected by this event should be accounted for in financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company has adopted the provisions of EITF No. 01-10 in the third quarter of 2001.

3.  COLLATERALIZATION

     The Company receives collateral in connection with reverse repurchase agreements which are held in custody by the Company's banks. At September 30, 2001 and December 31, 2000, the Company accepted collateral in the form of U.S. treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to sell or repledge collateral. The fair value of such collateral at September 30, 2001, and December 31, 2000, was $14,100,940 and $30,108,800 respectively.

4.  REVENUE REBATE AND FEE REDUCTION PROGRAM

     Effective January 1, 1996, the Company adopted a fee rebate program, which substantially reduces clearing and transaction fees for NYMEX Division members. The Board of Directors approved a 50% reduction in the rebate rate, effective January 1, 2001. Rebates under this program totaled $1,524,240 and $3,386,550 for the three months ended September 30, 2001 and September 30, 2000, respectively, and $4,959,285 and $9,940,398 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Clearing and transaction fees are presented in the unaudited condensed consolidated statements of operations and accumulated deficit/members' equity, net of these rebates.

     The Company also adopted several incentive programs for members for the purpose of reducing various operating costs. These incentive programs totaled $445,334 and $661,475 for the three months ended September 30, 2001 and September 30, 2000, respectively, and $1,459,088 and $1,953,574 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Other revenues are presented in the unaudited condensed consolidated statements of operations and accumulated deficit/members' equity net of fee reductions related to these programs.

5.  SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These assets belong to the clearing member firms and are not included in the accompanying unaudited condensed consolidated financial statements. At September 30, 2001 and September 30, 2000, $10,722,091 and $245,323 of cash, $3,392,866,000 and $4,233,617,050 of
U.S. treasury obligations, and $50,000,000 and $15,300,000 of U.S. treasury obligations purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, $756,950,000 representing shares of certain money market mutual funds, were also held by the NYMEX Division and segregated on behalf of the clearing members at September 30, 2001. In addition, at September 30, 2001 and September 30, 2000, the NYMEX Division held irrevocable letters of credit amounting to $241,652,000 and $154,652,000, respectively, which are used by clearing members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as to meet delivery obligations, in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All interest earned on deposits of U.S. government securities accrue to the clearing member firms depositing such securities.

     At September 30, 2001 and September 30, 2000, the segregated funds of the COMEX Division consisted of $444,759 and $77,803 in cash, $622,195,000 and $632,845,000 in U.S. treasury obligations, and $0 and $1,120,000 of U.S. treasury obligations purchased under agreements to resell, respectively. The COMEX Division also held irrevocable letters of credit aggregating $52,200,000 and $37,800,000 as of September 30, 2001 and September 30, 2000, respectively.

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

     At September 30, 2001, and September 30, 2000, the total deposits maintained in the NYMEX Division Guaranty Fund were $83,151,000 and $81,156,000, respectively. At September 30, 2001, and September 30, 2000, the total deposits managed by the COMEX Clearing Association for the COMEX Division Guaranty Fund were $77,235,000 and $78,975,525, respectively.

7.  SEGMENT REPORTING

     During the second quarter of 2001, the Company changed its structure of internal reporting which caused the composition of reportable segments to change. The Company considers operating results for three business segments: open-outcry, enymex(SM) and NYMEX ACCESS(R).

     Open-outcry is the trading of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. enymex(SM), while not yet operational, will be an internet-based, global exchange for the trading and clearing of contracts in a range of commodities with an initial focus on energy and metals. NYMEX ACCESS(R) is an electronic trading system which currently permits the trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, electricity, platinum, gold, silver, copper, aluminum, propane and palladium.

     Prior year's financial information relating to these new business segments is set forth below, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                                                                            NYMEX
                                 OPEN-OUTCRY         ENYMEX(SM)           ACCESS(R)             TOTAL
(In thousands)                -----------------   -----------------   -----------------   ------------------
                              3 MOS.    9 MOS.    3 MOS.    9 MOS.    3 MOS.    9 MOS.    3 MOS.     9 MOS.
                              -------   -------   -------   -------   -------   -------   -------   --------
Three and Nine Months Ended
    September 30, 2001:
  Operating revenues........  $32,150   $97,636   $    --   $    --   $ 2,396   $ 6,321   $34,546   $103,957
  Operating expenses........   26,138    83,442     2,432     9,646     3,338    10,478    31,908    103,566
  Operating income (loss)...    6,012    14,194    (2,432)   (9,646)     (942)   (4,157)    2,638        391
  Investment income.........    1,405     4,314        --        --        --        --     1,405      4,314
  Interest expense..........    1,928     5,785        --        --        --        --     1,928      5,785
  Depreciation and
    amortization............    3,343    10,141       100       210     1,034     2,905     4,477     13,256
  Income tax expense
    (benefit)...............    2,557     2,926    (1,133)   (2,219)     (439)     (956)      985       (249)
  Net income (loss).........  $ 2,932   $ 9,797   $(1,299)  $(7,427)  $  (503)  $(3,201)  $ 1,130   $   (831)

                                                                            NYMEX
                                 OPEN-OUTCRY         ENYMEX(SM)           ACCESS(R)             TOTAL
(In thousands)                -----------------   -----------------   -----------------   ------------------
                              3 MOS.    9 MOS.    3 MOS.    9 MOS.    3 MOS.    9 MOS.    3 MOS.     9 MOS.
                              -------   -------   -------   -------   -------   -------   -------   --------
Three and Nine Months Ended
  September 30, 2000:
  Operating revenues........  $31,079   $95,139   $    --   $    --   $ 1,740   $ 4,742   $32,819   $ 99,881
  Operating expenses........   31,347    90,237       950     2,404     5,261    13,403    37,558    106,044
  Operating (loss) income...     (268)    4,902      (950)   (2,404)   (3,521)   (8,661)   (4,739)    (6,163)
  Investment income.........    2,718     7,046        --        --        --        --     2,718      7,046
  Interest expense..........    1,928     5,790        --        --        --        --     1,928      5,790
  Depreciation and
    amortization............    3,240     9,020         2         7       978     2,874     4,220     11,901
  Income tax (benefit)
    expense.................      271     3,230      (493)   (1,261)   (1,829)   (4,543)   (2,051)    (2,574)
  Net (loss) income.........  $   251   $ 2,928   $  (457)  $(1,143)  $(1,692)  $(4,118)  $(1,898)  $ (2,333)

8.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are the descriptions of legal proceedings and litigation to which the Company is a party as of September 30, 2001. Although there can be no assurance as to the ultimate outcome, the Company believes that it has a meritorious defense to each proceeding and will deny liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings cannot be predicted with certainty, it is the opinion of the Company's management, after consultation with outside counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     - Electronic Trading Systems Corporation v. New York Mercantile
       Exchange. This action is pending in the United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case alleging that NYMEX Exchange is infringing plaintiff's patent through the use of its electronic trading system, NYMEX ACCESS(R). Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue from the United States District Court for the Northern District of Texas to the Southern District of New York. On August 10, 2001, NYMEX Exchange made a motion to bifurcate the issues of willful infringement and damages and requested a stay of discovery on these issues. The case is in discovery.

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

       NYMEX Exchange's motion to dismiss was filed on November 12, 1999 and granted on March 31, 2000. NYMEX Exchange was served with an amended complaint on or about April 26, 2000. NYMEX Exchange's motion to dismiss the amended complaint was granted and the complaint was dismissed with prejudice on February 16, 2001. On or about March 26, 2001, a Notice of Appeal was served on NYMEX Exchange. Oral argument on the appeal has been scheduled during the week of December 10, 2001.

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

     - New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and asserted counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. Oral argument on the motion has been scheduled for November 15, 2001.

9.  DISASTER RECOVERY

     On September 11, 2001, terrorists attacked the World Trade Center which caused the closure of the Company's floor trading facility for four business days. The Company incurred $1.6 million in expenses above and beyond the normal course of business during the third quarter of 2001 to return the Company to normal operations as quickly as possible after the event. Such expenses included, but were not limited to, increased building security, transportation costs, temporary command center costs, environmental cleaning costs and costs related to the Company's back-up data center. A receivable for the insurance recovery has been recorded in other current assets on the unaudited condensed consolidated balance sheet at September 30, 2001 for these costs incurred during the third quarter. The corresponding expenses have been reduced by a like amount in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2001.

     The Company also suffered losses resulting from business interruption for a four-day period immediately following this event. The Company has continued to incur expenses and loss of revenues due to limited trading hours subsequent to the end of the third quarter of 2001. The Company has substantial insurance which it expects to cover losses resulting from business interruption and expenses associated with property and casualty losses, the total of which is yet to be fully determined.

                                     *****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL
         DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the three and nine months ended September 30, 2001. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has attempted, wherever possible, to identify such statements by using words such as "anticipate," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements may involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including the Company's ability to: continue to develop and market new innovative products and services; keep pace with technological change; continue to develop and market a new electronic trading system; obtain or protect intellectual property rights; respond to competitive pressures; maintain financial condition or results of operations; contend with quarterly fluctuations in revenues and volatility of commodity prices; address changes in financial or business conditions; attract and retain key personnel; successfully manage acquisitions and alliances; and respond to legal, regulatory, and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company's other filings with the SEC, or in materials incorporated therein by reference.

OVERVIEW

     NYMEX Exchange's predecessor, the New York Mercantile Exchange, was established in 1872. NYMEX Exchange exists principally to provide for the buying and selling of commodities for future delivery under rules intended to protect the interests of all market participants. NYMEX Exchange itself does not own any commodities, trade futures and options contracts for its own account or otherwise engage in market activities. NYMEX Exchange provides the physical facilities necessary to conduct an open-outcry auction market and electronic trading systems and systems for the matching and clearing of all trades executed on NYMEX Exchange. Futures and options markets facilitate price discovery and provide financial risk management instruments to a broad array of market participants including commercial entities that produce, consume, trade or have other interests in underlying commodities.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

     The Company reported net income of $1,130, which was $1,385 per share. The net income was a $3,028 improvement over the same quarter of 2000. The increase in net income was due to a Board-approved 50% reduction in the member fee rebate rate and a decrease in salaries and benefits. These favorable events were offset by lower investment income and reductions in various operating expenses.

     The following components of net income make up the major changes occurring during the third quarter of 2001.

  Revenues

     Total operating revenues were $34,546 in the third quarter of 2001, up $1,727, or 5%, from the same period in 2000.

     Clearing and transaction fees represent the core business of the Company and are directly affected by volume. Changes in volume are affected by various external factors such as:

     - volatility in price levels of the underlying commodities;

     - market perception of stability in the commodities and financial markets;

     - the level and volatility of interest rates and inflation;

     - national and international economic and political conditions; and

     - weather conditions affecting certain energy commodities.

     In the third quarter of 2001, clearing and transaction fees, net of member fee rebates, were $24,199 compared to $22,647 earned during the same quarter last year. This 7% increase was the result of the following two conditions: (1) a 50% reduction in the NYMEX Division's member fee rebate rate totalling $1,862 and (2) a 38% increase in trading volume on NYMEX ACCESS(R) for the NYMEX Division.

     The NYMEX Division's clearing and transaction fee revenues, net of member fee rebates, were $20,195 in the third quarter of 2001, up 8% from the comparable period in 2000. The reduction in the membership clearing and transaction fee rebate rate was the primary reason for this increase. The overall volume on this division decreased by 7% principally due to lost business trading days which resulted from the World Trade Center attack. The light sweet crude oil futures and options contracts experienced an aggregate net decrease of 4% in trading volume compared with the third quarter of 2000. This decrease was due in large part to lower price volatility in the contracts. Trading volume in the unleaded gasoline contract increased 5% compared with the third quarter of 2000. Natural gas trading volume decreased by 7% during the third quarter of 2001 when compared with the same quarter a year ago. Trading volume in the heating oil contract decreased by 27% compared with the same quarter a year ago, also due in part to decreased price volatility.

     Trading on NYMEX ACCESS(R), which is billed at a higher rate than open-outcry trading, significantly increased on the NYMEX Division during the third quarter of 2001, rising 38% when compared with the same quarter a year ago. Improvements in system functionality helped to increase the utilization of NYMEX ACCESS(R).

     The COMEX Division's clearing and transaction fee revenues were $4,005 in the third quarter of 2001, up 1.3% from the comparable period in 2000. However, overall trading volume decreased by 3%. The primary reason for the increase in revenue was higher realized rates per contract reflecting more non-member trading. Trading volume in gold increased by 7% during the third quarter of 2001 when compared with the same period a year ago, primarily due to increased investor interest as an inflation hedge as well as a spike in prices following the September 11 terrorist attack. Volume for the silver contracts decreased by 17% due to low price volatility as well as a narrow price trading range. Copper trading volume decreased by 8% as a result of the economic slow down in industrialized countries.

     Market data fees, which represent 25% of the Company's total operating revenues for the third quarter of 2001, were virtually unchanged during the third quarter of 2001 when compared with the same quarter a year ago. Total subscriber units declined from the same period a year ago, principally due to contraction in the financial services industry and the bankruptcy of a major market data vendor. This decline was offset by a price increase at the beginning of the third quarter of 2001.

  Operating Expenses

     Total operating expenses were $31,908 during the third quarter of 2001, down 15% from the comparable period in 2000, primarily in the area of salaries and employee benefits.

     Salaries and employee benefits, which constitute 34% of total operating expenses for the third quarter of 2001, decreased 29% from the similar period a year ago. The non-recurrence of certain significant expenses, specifically severance costs associated with the July 2000 reduction-in-workforce plan as well as the special compensation award to the heirs of the Exchange's late former president, were major contributors to this decrease. The total cost of these items was $3,600 and constituted the majority of the decrease.

     Rent and facility fees increased by $105, or 3%, during the third quarter of 2001 compared to the same period in 2000. A 16% increase in real estate taxes due to reduced abatements was the primary factor for this increase.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $257, or 7% in the third quarter of 2001 when compared to the same quarter in 2000. This increase is primarily the result of depreciation expense related to capital expenditures on software development incurred subsequent to the third quarter of 2000.

     Telecommunications, equipment rentals and maintenance expenses decreased by $651, or 15%, as a result of lower costs associated with the NYMEX ACCESS(R) system, the company's electronic trading platform.

     General and administrative expenses decreased by $278 during the third quarter of 2001, an 8% decrease from the same period in 2000. Reductions in spending, particularly in office supplies, which were implemented to improve profitability, were the major factors contributing to this decrease during the third quarter of 2001.

     Professional services decreased by $467 or 15% during the third quarter of 2001, over the same quarter a year ago. Pre-development stage consulting fees incurred for enymex(SM) during the comparable quarter a year ago were a significant factor.

  Other Income

     Investment income, net of investment advisory fees, decreased by $1,313, or 48% during the third quarter of 2001 when compared to the same quarter in 2000. The $33.2 million liquidation and distribution of funds from the NYMEX Division members' retention and retirement plan during the end of January 2001 was the primary reason for the decrease in investment income. A 170 basis point decline in the average interest rates on reverse repurchase agreements also contributed to this decrease. This trend is expected to continue in the fourth quarter as interest rates are considerably lower this year as compared to last year.

  Provision for Income Taxes

     The decrease in the Company's effective tax rate for the three month period ended September 30, 2001, as compared to the three month period ended September 30, 2000, is primarily due to the Company's higher proportion of tax-exempt earnings relative to pre-tax income.

     The Company is exploring the potential tax benefit, if any, of the termination distribution of $33,221 from the NYMEX Division Members' Retention and Retirement Plan, which has not been factored into the current provision.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

     The Company reported a net loss of $831, which was a loss of $1,018 per share. The net loss was $1,502 less than the similar period a year ago. The primary reason for this reduced net loss was the non-recurrence of $3,992 in demutualization expenses and reduced professional services fees related to the pre-development stage of enymex(sm) in 2000. These favorable events were partially offset by the reduction in investment income of $2,732 and the costs associated with the loss on capitalized software.

     The following components of net loss make up the major changes occurring for the nine months ended September 30, 2001.

  Revenues

     Total operating revenues were $103,957 for the nine months ended September 30, 2001, up $4,076, or 4%, from the same period in 2000.

     For the nine months ended September 30, 2001, clearing and transaction fees net of member fee rebates were $74,417 compared to $70,487 in the same period last year. This 6% increase was the result of the following two conditions: (1) a reduction in the NYMEX Division's member fee rebate of $4,981 and (2) a 27% increase in trading volume on NYMEX ACCESS(R) for the NYMEX Division.

     The NYMEX Division's clearing and transaction fee revenues net of member fee rebates were $59,782 in the first nine months of 2001, up 7% from the comparable period in 2000. A significant part of this increase was the result of the reduction in the membership clearing and transaction fee rebate rate. In addition to the rebate rate reduction, NYMEX ACCESS(R) volume experienced a substantial increase. Despite a 2% decrease in open-outcry volume during the first nine months ended September 30, 2001, when compared with the same period a year ago, several significant changes did occur in NYMEX Division contracts. Trading volume in unleaded gasoline contracts rose 7%. Crude oil trading volume also increased by 2% and natural gas trading volume decreased by 14% when compared with the same period a year ago. Heating oil trading volume decreased by 7% due in part to decreased price volatility.

     Trading on NYMEX ACCESS(R), which is billed at a higher rate than open-outcry trading, significantly increased on the NYMEX Division during the first nine months of 2001 when compared with the same period a year ago. Improvements in system functionality helped to increase the utilization of NYMEX ACCESS(R).

     The COMEX Division's clearing and transaction fee revenues were $14,635 in the first nine months of 2001, representing a decrease of 1% from the comparable period in 2000. Overall trading volume decreased by 6% principally due to a 25% reduction in silver trading volume which was due in part to low price volatility as well as a narrow price trading range.

     Market data fees, which represent 24% of the Company's total operating revenues for the first nine months of 2001, decreased by $739, or 3%, compared to the same period last year. Total subscriber units declined from a year ago, principally due to contraction in the financial services industry and the bankruptcy filing of a major market data vendor. This decline was offset by a price increase in the beginning of the third quarter.

  Operating Expenses

     Total operating expenses were $103,566 during the first nine months of 2001, down 2% from the comparable period in 2000. A significant portion of the $2,478 decrease from the year-ago period was the sharp decline in professional services due to substantial consultant fees related to the pre-developmental stage of enymex(SM) last year, as well as fees associated last year with the Company's demutualization plan. The decrease in costs from these events were offset by costs associated with increased depreciation expense from a change in estimate as well as capital additions and an impairment loss on capitalized software.

     Salaries and employee benefits, which constitute 37% of total year to date 2001 operating expenses, decreased by 1%. While the June 2001 reduction-in-workforce represented an increase of approximately $4.5 million in salary and benefits, the 1% decrease resulted from the non-recurrence of certain significant expenses, specifically the special compensation award to the heirs of the late former president and the salary savings from the 2000 reduction-in-workforce. With regards to the severance costs associated with the June 2001 reduction-in-workforce a total of $3,867 was paid by the end of the third quarter of 2001. The remaining $663 unpaid balance was included in accrued salaries and related liabilities on the balance sheet at September 30, 2001. The program is expected to save $9,400 annually in salaries and benefits.

     Rent and facility fees increased by $792, or 7% during the nine months ended September 30, 2001, compared to the same period ended in 2000. A 21% increase in real estate taxes due to reduced abatements was one of the primary factors for this increase. This trend is expected to continue during the fourth quarter of 2001, as tax abatements remain lower than last year's.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $1,355, or 13%, in the first nine months of 2001 when compared to the same period during 2000. This increase is partially the result of depreciation expense related to capital expenditures incurred subsequent to the third quarter of 2000. Management's decision to reduce the estimated useful life of an internally developed software project from five years to three years during the third quarter of 2000 is also a reason for this increase. This change in estimate is based on management's belief that this software has a shorter useful life due to rapidly changing technology.

     General and administrative expenses decreased by $398, or 4% during the nine months ended September 30, 2001 compared with the same period a year ago. The Company incurred bad debt expenses totaling $872 resulting from the bankruptcy and liquidation of a major market data vendor. This increase was largely offset by significant savings in office supplies and administrative services.

     Professional services decreased by $2,190, or 19% during the nine months ended September 30, 2001, compared with the same period a year ago. The primary reason for the decrease was due to substantial consultant fees incurred during the pre-developmental stage of enymex(SM) last year.

     An impairment loss of $1,605 occurred during the nine months ended September 30, 2001 as a result of an alleged breach of contract by a vendor that was producing the customer interface to the enymex(SM) system. This breach of contract resulted in the abandonment of that application.

     Demutualization expenses incurred during the nine months ended September 30, 2000 totaled $3,992, or 4% of the total operating expenses in 2000; such expenses did not occur in 2001. These fees consisted of accounting, investment banking, legal, printing and SEC filing fees.

     Other expenses increased by $960, or 18% during the nine months ended September 30, 2001, when compared with the same period a year ago. This increase is primarily the result of the change in presentation for the funding of, and earnings on, the COMEX division members' retention program. Prior to the demutualization in November 2000, all earnings and contributions to this plan were presented as a transfer from members' equity. This increase is expected to continue during the fourth quarter of 2001.

  Other Income

     Investment income, net of advisory fees, decreased by $2,732, or 39%, during the first nine months of 2001 when compared to the same period in 2000. The liquidation and distribution of funds from the NYMEX

Division members' retention plan during January of this year is the primary reason for the decrease in investment income. A 300 basis point decline in the average interest rates on reverse repurchase agreements also contributed to this decrease. This trend is expected to continue in the fourth quarter as interest rates are considerably lower this year when compared with last year.

  Benefit for Income Taxes

     The decrease in the Company's effective tax rate for the nine month period ended September 30, 2001, as compared to the nine month period ended September 30, 2000, is primarily due to the Company's higher proportion of tax-exempt earnings relative to pre-tax loss.

     The Company is exploring the potential tax benefit, if any, of the termination distribution of $33,221 from the NYMEX Division Members' Retention and Retirement Plan, which has not been factored into the current provision.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. The Company spent a total of $3,491 during the third quarter of 2001 primarily to develop its enymex(SM) initiative. The Company had $79,982 in cash, cash equivalents, reverse repurchase agreements and marketable securities at September 30, 2001.

  Cash Flow

                                                         (IN THOUSANDS)
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      ---------------------
                                                        2001         2000
                                                      --------      -------
Net cash provided by (used in):
  Operating activities..............................  $ 35,303      $ 2,280
  Investing activities..............................     1,136       (3,198)
  Financing activities..............................   (33,221)      (1,119)
                                                      --------      -------
Net decrease in cash and cash equivalents...........  $  3,218      $(2,037)
                                                      ========      =======

  Working Capital

                                                           (IN THOUSANDS)
                                                 AT SEPTEMBER 30,   AT DECEMBER 31,
                                                       2001              2000
                                                 ----------------   ---------------
Current assets.................................      $109,934          $131,166
Current liabilities............................        35,145            56,274
                                                     --------          --------
Working capital................................      $ 74,789          $ 74,892
                                                     ========          ========
Current ratio..................................        3.13:1            2.33:1

     Current assets at September 30, 2001 decreased by $21,232, or 16%, from year-end 2000 primarily as a result of the liquidation and distribution of the NYMEX Division members' retention plan in January 2001. This liquidation caused marketable securities to decrease by $15,500, with the remaining $17,721 coming from cash balances. The other significant changes in current assets consisted of an increase of $6,968 in clearing and transaction fees receivable in September 2001 when compared to the year-end 2000 receivable as a result of delays in billing due to the September 11 World Trade Center terrorist attack. Prepaid taxes also increased $815 as a result of tax benefits generated from this year's nine-month pre-tax net loss. At September 30, 2001, a receivable of $1,600 was recorded for insurance recovery relating to the expenses incurred in September as a result of the September 11 World Trade Center terrorist attack. The Company has substantial insurance which it expects to cover losses, resulting from business interruption and expenses associated with property and casualty losses the total of which is yet to be fully determined.

     Current liabilities at September 30, 2001 decreased by $21,129, or 38%, from year-end 2000, primarily as a result of the January distribution of the members' retention plan, which was $33,221. Accounts payable and accrued liabilities increased by $5,258, or 47%. A significant increase in operating expenses not paid by quarter's end due to the September 11 World Trade Center Terrorist attack was a major factor in this increase. Increases in accrued salaries and related benefits of $3,605, or 93%, was primarily the result of the nine-month portion of anticipated year-end employee bonuses as well as the unpaid severance balance at September 30, 2001. Interest payable also increased by $1,914, or 99%, and represents three more months of interest on outstanding debt. A $1,315, or 129% increase in other current liabilities was primarily attributable to the short term portion of the COMEX members' retention plan which will begin quarterly distributions beginning in January of 2002.

     Future Cash Requirements

     As of September 30, 2001, the Company had long-term debt of $97,185, and short-term debt of $2,815. This debt consisted of the following:

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

     The Company believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future, including capital and operating expenditures associated with the development and launch of enymex(SM). In addition, the Company has the ability, and may seek, to raise capital through the issuance of debt or equity in the private and public capital markets. On October 1, 2001 the Company made its first $2,815 principal payment to its bond holders.

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

     In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its condensed consolidated financial statements for the quarter ended March 31, 2001. The Company adopted the remaining provisions of SFAS No. 140 as required, during the second quarter of 2001. The adoption of the remaining provisions had no impact on the Company's financial position or results of operations. The Company enters into reverse repurchase agreements and falls under the guidelines of SFAS 140.

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than monthly amortization. The Company believes that the adoption of SFAS No. 142 will have a material effect on operations. If the Company had adopted this standard during the second quarter of 2001, the net loss would have decreased by $538,000 and $1,076,000 for the three and nine months ended September 30, 2001, or $659 and $1,319 per share, respectively. The Company believes that the adoption of this standard may increase annual pre-tax net income by $2,152,000 or $2,637 per share, which is the amount of annual amortization of goodwill.

     In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful live of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operation.

     In October 2001, the Emerging Issues Task Force issued EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for businesses affected by this event should be accounted for in financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company has adopted the provisions of EITF No. 01-10 in the third quarter of 2001.

BUSINESS HIGHLIGHTS

     On September 11, 2001, terrorists attacked the World Trade Center. This attack also resulted in damage to the World Financial Center. As a result, futures and options trading on NYMEX Exchange was disrupted for four business days. Shortly after the incident, the Company established a command center in midtown to coordinate the effort to resume trading. On Friday, September 14, 2001, the Company's newly developed internet-based NYMEX ACCESS(R) was operational from 4:00 to 6:00 PM to enable NYMEX Exchange members to trade electronically via the internet. On Monday, September 17, 2001, open-outcry trading resumed at the Exchange on a reduced schedule.

     On September 5, 2001, the Company launched a Brent crude oil futures contract. The following day, the Company introduced a Brent crude oil options contract. The Company announced that all clearing and exchange fees for the first year of trading will be waived for Brent futures and options and that the Company will offer rebates on offsetting light, sweet crude oil futures contracts for a three-month period. The Brent futures contract is traded both via open-outcry and after-hours on the NYMEX ACCESS(R) electronic trading system.

     On September 14, 2001, the Company launched a new internet-based version of NYMEX ACCESS(R), the Company's existing electronic trading system which is used primarily for after hours trading. The launch date was expedited in the wake of the terrorist attacks on the World Trade Center that forced the Company to utilize this new version until the Company resumed business at its facilities on September 17, 2001. The Company is in the process of developing upgrades to this internet-based system that will enable it to further reduce the logistical constraints of operating a system that runs through a dedicated line or dial-up basis. In addition, the Company is presently exploring the possibility of using the internet-based version of NYMEX ACCESS(R) system to expedite delivery of enymex(sm) product line to the marketplace. The purpose behind the development of enymex(sm) is to introduce a product line which provides products designed to mirror those instruments currently traded in the OTC market. On October 30, 2001, the Company announced the future introduction of a Henry Hub swaps contract, the first such enymex(sm) product to be traded; however, the trade matching platform intended to deliver enymex(sm) products is currently experiencing production delays. Consequently, given the successful launch of the internet-based version of NYMEX ACCESS(R), its initial use to expedite delivery of enymex(sm) products is being reviewed.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Management is responsible for the preparation, integrity and objectivity of the unaudited condensed consolidated financial statements and related notes, and the other financial information contained in this quarterly report. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are considered by management to present fairly the Company's financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements include some amounts that are based on management's best estimates and judgments, giving due consideration to materiality.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's marketable securities, excluding equity securities, including expected principal cash flows for the years 2001 through 2006 and thereafter (in thousands).

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                             AT SEPTEMBER 30, 2001

                                                                                                     TOTAL      FAIR MARKET
                                                                                         2006      PRINCIPAL    VALUE AS OF
                                                                                         AND         CASH      SEPTEMBER 30,
                                          2001     2002     2003     2004     2005    THEREAFTER     FLOWS         2001
                                         ------   ------   ------   ------   ------   ----------   ---------   -------------
Government Bonds, Federal Agency
  Issues...............................  $   --   $   --   $   --   $   --   $1,484    $ 7,791      $ 9,275       $ 9,606
Weighted average interest rate.........      --       --       --       --     6.96%      5.25%
U.S. Treasury issues...................      --       --       --       --       --         --           --            --
Weighted average interest rate.........      --       --       --       --       --         --
Municipal Bonds........................      10    3,348    2,372    3,603    4,085     29,877       43,295        46,702
Weighted average interest rate.........    2.32%    6.28%    4.85%    5.07%    5.03%      4.69%
                                         ------   ------   ------   ------   ------    -------      -------       -------
Total Portfolio, excluding equity
  securities...........................  $   10   $3,348   $2,372   $3,603   $5,569    $37,668      $52,570       $56,308
                                         ======   ======   ======   ======   ======    =======      =======       =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2000

                                                                                                     TOTAL     FAIR MARKET
                                                                                         2006      PRINCIPAL   VALUE AS OF
                                                                                         AND         CASH      DECEMBER 31,
                                          2001     2002     2003     2004     2005    THEREAFTER     FLOWS         2000
                                         ------   ------   ------   ------   ------   ----------   ---------   ------------
Government Bonds, Federal Agency
  Issues...............................  $   --   $   --   $   --   $   --   $   --    $    --      $    --      $    --
Weighted average interest rate.........      --       --       --       --       --         --
U.S. Treasury issues...................      --       --       --       --       --         --           --           --
Weighted average interest rate.........      --       --       --       --       --         --
Municipal Bonds........................   2,633    3,777    1,133    3,397    9,785     49,914       70,639       73,037
Weighted average interest rate.........    6.19%    5.86%    4.62%    5.02%    5.07%      4.77%
                                         ------   ------   ------   ------   ------    -------      -------      -------
Total Portfolio, excluding equity
  securities...........................  $2,633   $3,777   $1,133   $3,397   $9,785    $49,914      $70,639      $73,037
                                         ======   ======   ======   ======   ======    =======      =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company had net investment income of $4.3 million and $9.4 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these fixed income securities at September 30, 2001 and December 31, 2000 was $56 million and $73 million, respectively. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $5.6 million and $7.3 million loss for September 30, 2001 and December 31, 2000, respectively. The Company also invests in U.S. government securities and repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the consolidated financial statements.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2001.

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