Form 10-K405
period 2001-12-31
NYMEX HOLDINGS INC
filed 2002-03-05
CIK 1105018

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                            ------------------------

                              NYMEX HOLDINGS, INC.

             DELAWARE                          333-30332                          13-4098266
     (STATE OF INCORPORATION)           (COMMISSION FILE NUMBER)                 (I.R.S. ID.)

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of NYMEX Holdings, Inc. Capital Stock outstanding as of February 27, 2002 was 816. The aggregate market value of NYMEX Holdings, Inc. Capital Stock held by stockholders of NYMEX Holdings, Inc., as of February 27, 2002 was $714,000,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of February 27, 2002.

           DOCUMENTS OF WHICH PORTIONS                    PARTS OF FORM 10-K INTO WHICH PORTION
          ARE INCORPORATED BY REFERENCE                       OF DOCUMENTS ARE INCORPORATED
          -----------------------------                   -------------------------------------
Proxy Statement for NYMEX Holdings' March 19, 2002                         III
  Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                       PART I
ITEM 1.       Business....................................................         2
ITEM 2.       Properties..................................................        10
ITEM 3.       Legal Proceedings...........................................        10
ITEM 4.       Submission of Matters to a Vote.............................        11
                                      PART II

ITEM 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................        12
ITEM 6.       Selected Financial Data.....................................        12
ITEM 7.       Management's Discussion and Analysis of Consolidated Results
              of Operations and Financial Condition.......................        14
ITEM 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................        24
ITEM 8.       Financial Statements and Supplementary Data.................        25
ITEM 9.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................        25

                                      PART III
ITEM 10.      Directors and Executive Officers of the Registrant and the
              Exchange....................................................        26
ITEM 11.      Executive Officer Compensation..............................        29
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................        29
ITEM 13.      Certain Relationships and Related Transactions..............        29

                                      PART IV
ITEM 14.      Exhibits, Financial Statement Schedule and Reports on Form
              8-K.........................................................        31
              Signatures..................................................        33
              Index to Financial Information..............................       F-2
              Management's Responsibility for Financial Statements........       F-3
              Independent Auditors' Reports...............................    F-4, 5

                                     PART I

ITEM 1.  BUSINESS.

Forward-Looking Information -- Safe Harbor Statement

     Certain information in this report (other than historical data and information) constitutes forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K. These statements are based on current expectations. Assumptions are inherently uncertain and are subject to risks which should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company's contracts are traded, increased competitive activity, fluctuations in prices of the underlying commodities as well as for trading floor supplies, pit cards and expenses related to trading and clearing contracts, the ability to control costs and expenses, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company assumes no obligation to update publicly any forward-looking statements.

Overview

     Throughout this document NYMEX Holdings, Inc., will be referred to as NYMEX Holdings and, together with its subsidiaries, as the "Company." The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc., ("NYMEX Exchange" or "NYMEX Division"), and Commodity Exchange Inc. ("COMEX" or "COMEX Division"), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the "Exchange."

     Since its founding 130 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange's trading facilities and from providing clearing and settlement services to a wide range of participants in these industries. A significant amount of revenue is also derived from the selling of market data. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange's markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes.

Description of Business

     NYMEX Exchange's predecessor, the New York Mercantile Exchange, was established in 1872 as the Butter and Cheese Exchange of New York to provide an organized forum for the trading of dairy products. Within a few years, the egg trade became an important part of the business and the name of the Exchange was changed to the Butter, Cheese and Egg Exchange of the City of New York. In order to attract traders of groceries, dried fruits, canned goods and poultry, the name was changed to New York Mercantile Exchange in 1882.

     Energy futures trading was first established with the introduction of the heating oil contract in 1978, the world's first successful energy futures contract. Between 1981 and 1996, contracts followed for gasoline, crude oil, natural gas, propane, and electricity. The platinum futures contract is the world's longest continuously traded precious metals futures contract, and was the first industrial commodity traded on the NYMEX Division. It is considered one of the world's most valuable industrial metals. Palladium futures, the only domestically exchange-traded instrument for that metal, were launched in 1968.

     COMEX was founded in 1933 from the combination of four futures markets; the National Metal Exchange, the Rubber Exchange of New York, the National Raw Silk Exchange, and the New York Hide Exchange. It initially traded six commodities: copper, hides, rubber, silk, silver and tin. In August 1994, with the acquisition of COMEX, the Exchange enhanced its status as the world's largest physical commodity futures exchange.

     The Company's principal offices are located at One North End Avenue, World Financial Center, New York, NY 10282. Its telephone number is (212) 299-2000.

  Corporate Reorganization

     On November 17, 2000, the New York Mercantile Exchange (1) converted from a New York not-for-profit membership association into a Delaware for-profit stock corporation and (2) became a subsidiary of NYMEX Holdings, Inc., a Delaware corporation, as a result of a merger. In the transaction, each NYMEX Division membership was converted into one Class A membership in NYMEX Exchange and one share of common stock of NYMEX Holdings. NYMEX Holdings holds the sole outstanding Class B membership in NYMEX Exchange.

Principal Products

  NYMEX Division

     NYMEX Exchange is the leading commodity exchange for trading energy futures and options contracts, including contracts for crude oil, heating oil, unleaded gasoline, propane, and natural gas and is a leading exchange for trading platinum group metals futures and options, including contracts for platinum and palladium. The complex of electricity contracts was de-listed in 2002; however, the Company expects to reevaluate product design with a view towards trading additional electricity contracts in the future.

     The aggregate trading volume in crude oil contributed 32%, 30%, and 31% of the Company's total consolidated revenues for the years ended December 31, 2001, 2000, and 1999, respectively. The aggregate trading volume in natural gas contributed 16%, 16%, and 15% of the Company's total consolidated revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

  COMEX Division

     The COMEX Division provides futures and options trading of precious metals including gold and silver, as well as base metals including copper and aluminum contracts. FTSE Eurotop 100(R) stock index futures and options contracts, and FTSE Eurotop 300(R) stock index futures contracts were delisted in 2002. The Company's gold and silver futures and options contracts are the world's principal exchange-traded instruments for these commodities.

     The following is a list of the contracts traded and open interest in those contracts on both the NYMEX Division and COMEX Division for the last five years:

                        NYMEX DIVISION CONTRACTS TRADED

                                1997                      1998                      1999                      2000
                       -----------------------   -----------------------   -----------------------   -----------------------
                        FUTURES      OPTIONS      FUTURES      OPTIONS      FUTURES      OPTIONS      FUTURES      OPTIONS
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Light Sweet Crude
  Oil................  24,771,375    5,790,333   30,495,647    7,448,095   37,860,064    8,161,976   36,882,692    7,460,052
Brent Crude Oil......         N/A          N/A          N/A          N/A          N/A          N/A          N/A          N/A
Henry Hub Natural
  Gas................  11,923,628    2,079,607   15,978,286    3,115,765   19,165,096    3,849,454   17,875,013    5,335,800
N.Y. Heating Oil.....   8,370,964    1,147,034    8,863,764      669,725    9,200,703      695,558    9,631,376    1,385,968
New York Harbor
  Unleaded
  Gasoline...........   7,475,145    1,033,778    7,992,269      730,421    8,701,216      600,009    8,645,182    1,012,460
Central Appalachian
  "Capp" Coal........         N/A          N/A          N/A          N/A          N/A          N/A          N/A          N/A
Platinum.............     698,597       31,139      528,269       14,183      567,268       11,146      320,924        7,065
Palladium............     238,716          N/A      131,250          N/A       75,394          N/A       50,766          N/A
California-Oregon
  Border
  Electricity........     120,896       13,495      128,423       19,989       52,032        3,761        7,060            0
Palo Verde
  Electricity........     155,977       19,328      139,738       28,597       51,852        4,419       21,477            0
Heating Oil-Crude Oil
  Spread Options.....         N/A       18,657          N/A       36,615          N/A       46,482          N/A       42,363
Gasoline-Crude Oil
  Spread Options.....         N/A       41,867          N/A       22,575          N/A       46,281          N/A       16,348
Propane..............      40,255          N/A       43,868          N/A       37,544          N/A       26,075          N/A
Cinergy
  Electricity........         N/A          N/A       48,483        2,597       34,367        1,419          461            0
Entergy
  Electricity........         N/A          N/A       42,580        1,855       20,528          105           34            0
PJM Electricity......         N/A          N/A          N/A          N/A        3,254          N/A          188          N/A
Mid-Columbia
  Electricity........         N/A          N/A          N/A          N/A          N/A          N/A          N/A          N/A
Permian Basin Natural
  Gas................          15            0            0            0            0          N/A            0          N/A
Alberta Natural
  Gas................         110            0            0            0            0          N/A            0          N/A
Middle East Sour
  Crude Oil..........           0          N/A            1          N/A            0          N/A           25          N/A
Gulf Coast Unleaded
  Gasoline...........           0          N/A            0          N/A            0          N/A            0          N/A
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total............  53,795,678   10,175,238   64,392,578   12,090,417   75,769,318   13,420,610   73,461,273   15,260,056
                       ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                2001
                       -----------------------
                        FUTURES      OPTIONS
                       ----------   ----------
Light Sweet Crude
  Oil................  37,530,568    7,726,076
Brent Crude Oil......      49,565          741
Henry Hub Natural
  Gas................  16,468,355    5,974,240
N.Y. Heating Oil.....   9,264,472      704,972
New York Harbor
  Unleaded
  Gasoline...........   9,223,510    1,040,030
Central Appalachian
  "Capp" Coal........       2,209          N/A
Platinum.............     205,969        1,813
Palladium............      25,925          N/A
California-Oregon
  Border
  Electricity........           2            0
Palo Verde
  Electricity........         109            0
Heating Oil-Crude Oil
  Spread Options.....         N/A       13,014
Gasoline-Crude Oil
  Spread Options.....         N/A       14,992
Propane..............      10,566          N/A
Cinergy
  Electricity........           0            0
Entergy
  Electricity........           0            0
PJM Electricity......           0            0
Mid-Columbia
  Electricity........          75          N/A
Permian Basin Natural
  Gas................           0            0
Alberta Natural
  Gas................           0            0
Middle East Sour
  Crude Oil..........         N/A          N/A
Gulf Coast Unleaded
  Gasoline...........           0            0
                       ----------   ----------
    Total............  72,781,325   15,475,878
                       ==========   ==========

---------------

"N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

"0" means contract was available for trading but no trades were executed.

                         NYMEX DIVISION OPEN INTEREST*

                      DECEMBER 31, 1997    DECEMBER 31, 1998     DECEMBER 31, 1999     DECEMBER 31, 2000      DECEMBER 31, 2001
                      -----------------   -------------------   -------------------   -------------------   ---------------------
                      FUTURES   OPTIONS    FUTURES    OPTIONS   FUTURES    OPTIONS    FUTURES    OPTIONS     FUTURES     OPTIONS
                      -------   -------   ---------   -------   -------   ---------   -------   ---------   ---------   ---------
Light Sweet Crude
 Oil................  413,045   363,639     483,327   420,962   501,819     557,221   407,646     532,965     419,109     691,692
Brent Crude Oil.....      N/A       N/A         N/A       N/A       N/A         N/A       N/A         N/A       1,069          50
Henry Hub Natural
 Gas................  186,815   221,849     222,576   242,379   246,629     369,520   353,093     513,901     404,027     766,544
N.Y. Heating Oil....  152,476    86,415     176,361    66,632   135,259      58,593   124,664     147,976     150,063      66,188
New York Harbor
 Unleaded
 Gasoline...........  100,742    25,965     100,465    26,859    89,804      45,854    90,242      38,791     120,738      35,132
Central Appalachian
 "Capp" Coal........      N/A       N/A         N/A       N/A       N/A         N/A       N/A         N/A         199         N/A
Platinum............   10,983     1,141      11,543       413    11,953         326     8,429         305       6,363           3
Palladium...........    3,565       N/A       2,861       N/A     2,869         N/A     1,848         N/A       1,273         N/A
California-Oregon
 Border
 Electricity........    5,336     2,904       2,401       268     1,974           1         0           0           0           0
Palo Verde
 Electricity........    4,515     2,191       1,537        10     1,769           0        73           0           0           0
Heating Oil-Crude
 Oil Spread
 Options............      N/A     1,998         N/A     4,845       N/A       5,235       N/A       4,488         N/A         673
Gasoline-Crude Oil
 Spread Options.....      N/A     2,521         N/A       977       N/A       1,411       N/A       1,625         N/A       1,000
Propane.............    2,019       N/A       4,068       N/A     2,408         N/A       907         N/A         473         N/A
Cinergy
 Electricity........      N/A       N/A       2,087     1,490       193           0        25           0           0           0
Entergy
 Electricity........      N/A       N/A       2,653        50        25           0         0           0           0           0
PJM Electricity.....      N/A       N/A         N/A       N/A       372         N/A         0         N/A           0           0
Mid-Columbia
 Electricity........      N/A       N/A         N/A       N/A       N/A         N/A       N/A         N/A           0         N/A
Permian Basin
 Natural Gas........        0         0           0         0         0         N/A         0         N/A           0           0
Alberta Natural
 Gas................        0         0           0         0         0         N/A         0         N/A           0           0
Middle East Sour
 Crude Oil..........        0       N/A           0       N/A         0         N/A         0         N/A         N/A         N/A
Gulf Coast Unleaded
 Gasoline...........        0       N/A           0       N/A         0         N/A         0         N/A           0           0
                      -------   -------   ---------   -------   -------   ---------   -------   ---------   ---------   ---------
       Total........  879,496   708,623   1,009,879   764,885   995,074   1,038,161   986,927   1,240,051   1,103,314   1,561,282
                      =======   =======   =========   =======   =======   =========   =======   =========   =========   =========

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     "0" means contract was available for trading but no trades were executed.

     * Open Interest as recorded on the last business day of the years 1997 to 2001.

                        COMEX DIVISION CONTRACTS TRADED

                               1997                     1998                     1999                     2000
                      ----------------------   ----------------------   ----------------------   ----------------------
                       FUTURES      OPTIONS     FUTURES      OPTIONS     FUTURES      OPTIONS     FUTURES      OPTIONS
                      ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
Gold................   9,541,904   2,064,883    8,990,094   1,945,366    9,575,788   2,815,831    6,643,464   2,083,414
Silver..............   4,893,520     842,923    4,094,616     818,053    4,157,500     725,885    3,117,017     579,085
High Grade Copper...   2,356,170     133,603    2,483,610     153,332    2,852,962     160,857    2,778,124      65,043
Aluminum............         N/A         N/A          N/A         N/A       27,978         642       46,099           0
FTSE Eurotop 100(R)
 Index..............      47,427           0       50,619           0       25,181           0        4,800           0
FTSE Eurotop 300(R)
 Index..............         N/A         N/A          N/A         N/A        6,279         N/A       36,863         N/A
                      ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
       Total........  16,839,021   3,041,409   15,618,939   2,916,751   16,645,688   3,703,215   12,626,367   2,727,542
                      ==========   =========   ==========   =========   ==========   =========   ==========   =========

                               2001
                      ----------------------
                       FUTURES      OPTIONS
                      ----------   ---------
Gold................   6,785,340   1,975,019
Silver..............   2,569,198     483,386
High Grade Copper...   2,856,641      50,826
Aluminum............      43,089           0
FTSE Eurotop 100(R)
 Index..............         976           0
FTSE Eurotop 300(R)
 Index..............       3,415         N/A
                      ----------   ---------
       Total........  12,258,659   2,509,231
                      ==========   =========

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     "0" means contract was available for trading but no trades were executed.

                         COMEX DIVISION OPEN INTEREST*

                      DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 2000     DECEMBER 2001
                      -----------------   -----------------   -----------------   -----------------   -----------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Gold................  177,770   404,403   162,912   432,256   155,914   629,296   111,307   302,517   114,963   201,976
Silver..............   98,906   106,258    75,353    60,858    76,387    64,209    72,121    62,417    63,101    69,149
High Grade Copper...   70,078    15,214    71,975    19,960    71,753    12,142    69,752     5,190    73,420    11,174
Aluminum............      N/A       N/A       N/A       N/A       571         0     1,907         0     3,259         0
FTSE Eurotop 100(R)
 Index..............    2,200         0     1,811         0       387         0       215         0         0         0
FTSE Eurotop 300(R)
 Index..............      N/A       N/A       N/A       N/A       552       N/A       899       N/A         0         0
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
       Total........  348,954   525,875   312,051   513,074   305,564   705,647   256,201   370,124   254,743   282,299
                      =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     "0" means contract was available for trading but no trades were executed.

     * Open Interest as recorded on the last business day of the years 1997 to 2001.

     The Company is constantly seeking ways to provide additional products and innovative risk management tools to the marketplace and to expand its franchise in the energy and metals marketplace. In September 2001, the Company launched a 15-day Brent blend futures contract designed, among other things, to expand the international scope of its product base. While the contract set a record for the highest first day volume (over 13,000 contracts), the Company believes that the contract growth was severely limited by the events of September 11, 2001, and that an effort will proceed to rejuvenate the product through liquidity development programs. The Company also launched a Central Appalachian Coal contract and its first enymex(SM) product line contract, the Henry Hub Swap, during the year 2001.

Product Distribution

     The Company provides the physical facilities necessary to conduct an open-outcry auction market, electronic trading systems and systems for the matching and clearing of all trades executed on the Exchange.

     Open Outcry Trading

     Open outcry trading takes place at NYMEX's state of the art facility located at One North End Avenue. Trading is conducted on two 25,000 square foot trading floors, one for each division of the Exchange. 97.5 percent of trades executed on the Exchange are conducted via open outcry.

     NYMEX ACCESS(R)

     The Company provides innovative, state-of-the-art trading systems and facilities to enable it to serve efficiently its customers. To support its expanding international business and product base, the Company has made sizable investments to create and to maintain a global electronic trading platform.

     The Exchange launched its NYMEX ACCESS(R) electronic trading system in June 1993. NYMEX ACCESS(R) permits the trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas and platinum, and futures contracts on gold, silver, copper, aluminum, propane and palladium. The system was originally active solely when NYMEX Exchange's trading floor was closed; however, the Exchange expanded the use of the system to enable both day and nighttime trading of certain products. Currently, the Exchange now trades its Henry Hub Swap contracts exclusively on NYMEX ACCESS(R). As of December 31, 2001, approximately 1000 users were authorized to trade over the system.

     Trading on NYMEX ACCESS(R) achieved a record volume level during 2001 of approximately 2.6 million contracts, which accounted for 2.5% of the Exchange's total trading volume. Volume traded on NYMEX ACCESS(R) has grown at an average annual rate of approximately 25% during the period since its inception in 1993 through December 31, 2001. A new upgraded version of NYMEX ACCESS(R), using a browser-based interface, was launched in September 2001. The new system retains the transaction matching speed of its predecessor while expanding capacity and is less costly to operate than the previous version of the system as it is delivered through the internet and no longer requires dedicated telecommunications equipment. Due to the lessening of these constraints, the new version of the system will enable easier access by a broader customer base.

     Clearinghouse Function

     In addition to providing the facilities necessary for commodities trading, the Company also serves a clearinghouse function. The NYMEX Division provides clearing for NYMEX Exchange and the COMEX Division products are cleared by COMEX Clearing Association ("CCA"). This means that the Company stands as a financial intermediary for transactions conducted on its exchanges, and thereby guarantees performance of obligations owed to both buyers and sellers. The Exchange also provides operational infrastructure to allow position matching, reporting and margining for all exchange-traded contracts. The Exchange's clearinghouses employ a margin system and a network of clearing member guarantees to manage default risk. This structure permits parties to trade with one another without individual credit determinations or counter-party credit risk, allows for the daily flow of marked-to-market variation margin payments, and allows the Exchange to look to the financial strength of its clearing members as its only customers.

     The Exchange conducts clearing through its Clearing 21(R)system. This system, a highly flexible, state-of-the-art, clearing system developed jointly with the Chicago Mercantile Exchange, was rolled out in 1999 and is expected to support any anticipated growth in volume or business expansion for the next five to ten years. The Clearing 21(R) system was upgraded in the fall of 2001 to permit clearing member access via the internet as well as to accommodate an enhanced product base, including the possibility of clearing OTC contracts. The system enables the Exchange to perform functions relating to: banking, settlement, asset management, delivery management, position management and margins.

     The Exchange has an excellent risk management track record. No significant clearing member default has occurred since 1985. The 1985 default was at the CCA prior to the COMEX acquisition, and was promptly resolved. NYMEX Exchange's clearing function enables the Company to guarantee the financial performance of all contracts traded on NYMEX Exchange.

     Market Data

     The Company sells real-time market data relating to prices of contracts traded on the NYMEX Division and COMEX Division to third parties. The data is distributed to customers through information vendors. Fees from customers are collected by these vendors and remitted to the Exchange. These information vendors include Reuters, ILX Systems and CQG, who distribute the data to subscribers that receive real-time data on terminals at their business or personal locations. Market data fees contributed 24%, 26% and 24% of the Company's total consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

     Competitive Environment and Governmental Regulation

     According to information provided by the Futures Industry Association ("FIA"), based on 2001 trading volume of approximately 103 million contracts, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. The marketplace for the Exchange's contracts exists both in the physical format of open-outcry ring trading on the trading floor facilities, and electronically through NYMEX ACCESS(R). Exchanges designated as "contract markets" or "derivatives transaction execution facilities" can compete with the Exchange in offering market trading of futures and options contracts in both of these formats. In addition, over-the-counter ("OTC") trading of contracts similar to those traded on the Exchange, as is done, for example, on the IntercontinentalExchange, represents a significant source of potential competition for the Exchange and could be a significant factor affecting the Exchange's trading volumes and operating revenues if market participants perceive OTC products and exchange-traded futures and options as competing alternatives as opposed to complementary risk management tools.

     Volume on foreign futures and options exchanges is growing rapidly, which potentially may take away volume from the Exchange. The Company also faces the threat of competition from the activities of foreign and emerging exchanges or unregulated exchange-equivalents in the United States. The Commodity Futures Modernization Act, enacted in 2000, increased the ability of competitors to offer unregulated competing products that are financially-equivalent to futures contracts.

     The Exchange, like other commodity and financial exchanges, is directly affected by such factors as national and international economic and political conditions, broad trends in business and finance, legislation and regulations affecting the national and international financial and business communities (including taxes), currency values, the level and volatility of interest rates, fluctuation in the volume and price levels in the commodities markets and the perception of stability in the commodities and financial markets. Currently, the federal government has proposed the imposition of a transaction tax on futures and options contracts, which would increase the cost of trading the Exchange's contracts. These and other factors can affect the Exchange's volume of trading and the stability and liquidity of the commodities markets. A reduced volume of commodity transactions and reduced market liquidity would result in lower revenues for the Company from transaction and clearing fees. In periods of reduced transactions, the Company's profitability would also likely be adversely affected because certain of its expenses are relatively fixed.

Intellectual Property

     The Company presently maintains several trademarks and service marks on a domestic and international scale that protect the Company's name and its products.

Recent Business Developments

     Electronic Trading Strategy

     During 2001, the Company repositioned its electronic trading strategy in an effort to expedite delivery of the Company's products to the electronic marketplace and expand the size and scope of its customer base. Specifically, the Company focused on transitioning its NYMEX ACCESS(R) system to an internet-based trading platform that will accommodate trading of a complex of products generally referred to as the enymex(SM) product slate. The enymex(SM) products are designed to replicate and complement contracts traded in the OTC markets, but within the forum of an exchange. In this way, the Company hopes to combine its expertise and leadership as an exchange with state of the art technology in order to provide users with a comprehensive system in commodity risk management.

     In November 2001, the first enymex(SM) product, a futures contract based on the Henry Hub swap, began trading electronically on the NYMEX ACCESS(R) platform. The Company intends to develop and list additional energy and metals products on NYMEX ACCESS(R). The Company is party to an agreement with Platts, a division of the McGraw-Hill companies, Inc. and a major price reporting service in the cash markets, under which Platts has licensed the Company energy and metals pricing data for use in the development of new enymex(SM) energy and metals products.

     The Company decided to reposition its electronic trading strategy through NYMEX ACCESS(R), as opposed to developing a new trading platform, in part because of delays in the development of a separate enymex(SM) delivery system undertaken by the Company. In early 2001, the Company had retained two vendors to develop a trade matching platform and the infrastructure for customer interface. The Company subsequently terminated its relationship with GlobalView Software, Inc., the designated developer of the customer interface, and commenced litigation, which is pending, based on the Company's position that GlobalView had breached its agreement with the Company. The Company also experienced technical delays with the development of the trade matching engine by the other vendor. In an effort to expedite the delivery of its enymex(SM) products, the Company repositioned its electronic trading strategy through NYMEX ACCESS(R) as described above.

     In December 2001, the Board of Directors approved the expansion of the number of users who can trade on NYMEX ACCESS(R) through the issuance of electronic trading privileges. The addition of these privileges began in February 2002 and the Company expects to phase in the increased privileges in the coming months. Previously, the number of electronic trading privileges for the NYMEX Division products was limited to the number of NYMEX Division memberships. The Company believes that the issuance of these additional privileges may greatly expand the users of NYMEX ACCESS(R).

     Disaster Recovery

     On September 11, 2001, terrorists attacked the World Trade Center that caused the closure of the Company's floor trading facility for four business days. The Company incurred $4.8 million in expenses above and beyond the normal course of business during the third quarter through the end of the year to return the Company to normal operations as quickly as possible after the event. Such expenses included, but were not limited to, increased building security, transportation costs, temporary command center costs, environmental cleaning costs and costs related to the Company's back-up data center. A receivable for the insurance recovery has been recorded in other current assets on the consolidated balance sheet at December 31, 2001 for $4.2 million of these costs incurred during this period. The corresponding expenses have been reduced by a like amount in the consolidated statements of operations for the year ended December 31, 2001.

     The Company also suffered losses resulting from business interruption for the four-day period immediately following this event. The Company has continued to incur expenses and loss of revenues due to limited trading hours subsequent to the end of 2001. The Company has substantial insurance which it expects to cover losses resulting from business interruption and expenses associated with property and casualty losses, the total of which is yet to be fully determined.

     The Exchange's disaster recovery plans were directly affected by the events of September 11, 2001. The Company's backup data center was located at 22 Cortlandt Street (directly across from the World Trade Center buildings) and was rendered inoperable. This facility is currently inaccessible and is unavailable for use as a backup data center.

     The Company is currently utilizing its web hosting facilities located in Weehawken, New Jersey as its temporary disaster recovery site and is reviewing various alternatives for a long-term solution. The Company expects to have at least one site ready during the next six months.

Financial Information about Segments

     Financial information relating to NYMEX Holdings' "Segments" for each of the three years for the period ended December 31, 2001 appears in Note 14 captioned "Segment Reporting" of the Notes to the Consolidated Financial Statements set forth in Item 8 of the Annual Report, at page F-22 and is incorporated herein by specific reference.

Research and Development

     The Company expends significant amounts each year on research for the development and improvement of existing commodity contracts, as well as on trading and clearing systems.

     During the years ended December 31, 2001, 2000 and 1999, the Company expended, directly or indirectly, $13 million, $11 million, and $12 million respectively, on research, development and certain software engineering activities relating to the design, development, improvement and modification of new and existing contracts, as well as the formulation and design of new processes, systems and improvements to existing ones. The Company anticipates that it will continue to have significant research and development expenditures to maintain its competitive position during 2002.

Effects of Environmental Regulations

     The Company's services are not subject to environmental regulations.

Number of Employees

     At December 31, 2001, NYMEX Holdings had 478 full-time employees. No employees are covered by labor unions.

Foreign Sales

     The Company's foreign revenues from market data services were $1.4 million, $1.3 million, and $1.3 million, in 2001, 2000 and 1999, respectively.

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

     The Company also leases 17,000 square feet of space at 22 Cortlandt Street in New York, New York. This space has been used as the backup data center for the One North End facility. The Company has not had access to this facility since September 11, 2001, due to the damage it sustained as a result of the terrorist attack. As such, this facility is unavailable for use as a backup data center. In addition, the Company also occupies space at Exodus Communications, a New Jersey facility to house production equipment for its internet version of the NYMEX ACCESS(R) trading platform as well as serving as a disaster recovery site for other Exchange systems. The Company commenced utilizing this facility in September 2001. The Company is currently considering several disaster recovery sites in the Tri-State area, and expects to ready at least one site during the next six months.

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

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2001. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has been named as a defendant in the following legal actions:

     eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. On August 1, 2001 the Court granted ETS' motion to add eSpeed as a plaintiff. On August 10, 2001 the Exchange made a motion to bifurcate the issues of willfulness of infringement and damages from all other issues in the case and requested a stay of discovery on the issues of willfulness and damages. The Court has not ruled on this motion. The case is in discovery. The Markman hearing is scheduled for April 15, 2002.

     Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. On December 17, 2001 the Court rendered a decision granting in part the Exchange's motion for a further bill of particulars from plaintiffs. The case is in discovery.

     Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. This action is pending in New York State Supreme Court (New York County). NYMEX Exchange was served with a summons and complaint on January 24, 2001. Plaintiffs are former employees who were terminated as part of the 10% reduction in force that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero) and that they were improperly terminated. Henry seeks reinstatement to his former position; compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. Terrero seeks reinstatement to his former position; compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. NYMEX Exchange served its answer on February 13, 2001. The case remains in discovery.

     New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On or about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. The Second Amended Complaint was served on or about November 26, 2001. GlobalView served its answer to the Second Amended Complaint and Counterclaims on about February 14, 2002. GlobalView asserted two additional counterclaims for tortious interference each seeking an additional $9 million in damages. By stipulation, the parties agreed to extend NYMEX Exchange's time to respond to the counterclaims to March 15, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE.

     No matter was submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Trading Symbol -- Not applicable.

     At present, there is no established trading market for the Company's common stock. None of the Company's common stock is listed on any exchange or automated quotation system. Each series of common stock is coupled with a Class A membership interest in NYMEX Exchange and the two interests cannot be traded separately. NYMEX Holdings, common stock, coupled with NYMEX Division memberships are traded through a bid-ask system maintained by the Company's membership department.

     A proposed purchaser or transferee of common stock and trading rights must meet certain financial requirements and have two members sponsors. All applicants are subjected to a thorough review process in order to be approved. The Exchange conducts a background investigation of each applicant focusing on the applicant's credit standing, financial responsibility, character and integrity.

     The high and low sale prices for a share of NYMEX Holdings Common Stock coupled with NYMEX Division trading rights are reflected in the following seat sale prices for each quarter of 2001 and 2000, and were as follows (in dollars):
(See Note below)

                            2001                               HIGH       LOW
                            ----                              -------   -------
First Quarter...............................................  735,000   710,000
Second Quarter..............................................  735,000   685,000
Third Quarter...............................................  750,000   750,000
Fourth Quarter..............................................  825,000   750,000

                            2000
                            ----
First Quarter...............................................  725,000   600,000
Second Quarter..............................................  650,000   550,000
Third Quarter...............................................  700,000   601,000
Fourth Quarter..............................................  700,000   650,000

     --------------------

      Source: NYMEX Membership Department Records. For the 1st quarter of 2002, a record high sale price was recorded at $875,000.

     Dividend Policy -- The Company has never paid cash dividends on its common stock. The Company, however, has no restrictions on its ability to pay dividends and may do so in the future.

     Approximate Number of Holders of Common Stock -- There were 598 holders of record of the Company's common stock as of February 25, 2002.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED).

     The following table sets forth selected consolidated financial and other information for the Company. The balance sheet and operating data as of and for each of the years in the five-year period ended December 31, 2001 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Consolidated

Results of Operations and Financial Condition" beginning on page 14, the consolidated financial statements and the notes thereto, and other financial information, included in this report.

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                             2001           2000           1999          1998          1997
                                         ------------   ------------   ------------   -----------   -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE/MEMBERSHIP DATA)
OPERATING DATA
  Revenues
    Clearing and transaction fees(1)...  $    104,302   $     92,500   $    105,206   $    90,764   $    80,773
    Market data fees...................        34,313         33,622         34,689        34,858        33,457
    Other(2)...........................         5,666          4,747          4,540         4,961         3,557
                                         ------------   ------------   ------------   -----------   -----------
    Operating revenues.................       144,281        130,869        144,435       130,583       117,787
                                         ------------   ------------   ------------   -----------   -----------
  Expenses
    General and administrative.........        97,715         99,092         89,139        86,992        83,933
    Rent and facility..................        17,073         15,736         12,877        12,760        17,116
    Depreciation and amortization(3)...        16,024         13,862         10,966         9,901         5,215
    Demutualization expense(4).........            --          4,281            593            --            --
    Marketing..........................         1,721          2,446          2,537         2,403         4,813
    Amortization of goodwill...........         2,153          2,153          2,153         2,153         2,153
    Impairment loss on property and
      equipment........................         4,270             --             --            --            --
    Loss on disposition of property and
      equipment........................           844            857          1,298         2,814         1,234
                                         ------------   ------------   ------------   -----------   -----------
    Operating expenses.................       139,800        138,427        119,563       117,023       114,464
                                         ------------   ------------   ------------   -----------   -----------
    Operating income (loss)............         4,481         (7,558)        24,872        13,560         3,323
  Other income and expenses
    Investment income, net.............         4,643          9,355          3,942         6,739         8,288
    Interest expense...................        (7,662)        (7,718)        (7,721)       (7,958)       (6,967)
                                         ------------   ------------   ------------   -----------   -----------
    Income (loss) before income
      taxes............................         1,462         (5,921)        21,093        12,341         4,644
    Income tax (benefit) expense.......           782         (3,140)         8,903         6,263         3,495
                                         ------------   ------------   ------------   -----------   -----------
    Net income (loss)..................  $        680   $     (2,781)  $     12,190   $     6,078   $     1,149
                                         ============   ============   ============   ===========   ===========
BALANCE SHEET DATA
  Total assets.........................  $    369,196   $    387,138   $    392,494   $   375,282   $   372,327
  Total liabilities....................       274,960        302,479        299,292       289,049       285,762
  Short-term borrowings................         2,815          2,815             --            --         5,043
  Long-term borrowings.................        94,368         97,185        100,000       100,000       100,000
  Total equity.........................        94,236         84,659         93,202        86,233        86,565
OTHER DATA
  Earnings (loss) per
    share/membership(5)................  $        833   $     (3,408)  $     14,939   $     7,449   $     1,408
  Book value per share/membership(5)...  $    115,485   $    103,749   $    114,218   $   105,678   $   106,085
  Cash dividends per share(9)..........  $         --   $         --            N/A           N/A           N/A
  Current ratio(6).....................           3.3            2.3            6.6           8.1           5.1
  Working capital......................  $     79,744   $     74,892   $    111,300   $   112,839   $   102,002
  Capital expenditures.................  $     27,221   $     12,797   $     20,022   $    18,175   $    82,795
  Cash provided by operations..........  $      8,749   $     10,188   $     43,204   $    25,139   $    39,207
  Times interest earned(7).............           1.2            0.2            3.7           2.6           1.7
  Cash flow coverage of fixed
    charges(10)........................           2.2            1.9            7.7           4.9           7.1
  Number of employees at end of
    period.............................           478            544            609           594           587
  Sales price per share/membership(8)
    High...............................  $    825,000   $    725,000   $    630,000   $   705,000   $   675,000
    Low................................  $    685,000   $    550,000   $    551,000   $   430,000       525,000
  Total trading volume.................   103,025,093    104,075,238    109,538,831    95,018,685    83,851,346
  Total open interest..................     3,201,638      2,853,303      3,044,446     2,599,889     2,462,948

---------------

 (1) Clearing and transaction fees are presented net of member fee rebates which were $6,693, $13,727, $13,065, $11,272 and $10,012 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

 (2) Beginning in 1998, NYMEX Division introduced various other rebate programs. These costs reduced other revenue for the years ended December 31, 2001, 2000, 1999 and 1998 by $2,090, $2,808, $2,377 and $1,364,
      respectively.

 (3) Depreciation and amortization expense is net of amortization of deferred credit for building construction of $2,145, $2,145, $2,145, $1,930 and $1,287 for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

 (4) On May 12, 2000, the Company's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the SEC. Expenses incurred for the demutualization were accounting, investment banking, legal, printing and SEC filing fees, and are shown as a separate line item on the Consolidated Statements of Operations.

 (5) NYMEX Holdings has 816 shares authorized, issued and outstanding for the year ended December 31, 2001 and 2000, respectively. NYMEX Exchange had 900 memberships authorized and 816 memberships outstanding for each of the years ended December 31, 1999, 1998 and 1997, respectively. The per share (membership) amounts in the table are based on the 816 shares (memberships) issued and outstanding at the end of each of the periods shown. The 84 NYMEX memberships which were issued but not outstanding were cancelled upon demutualization.

 (6) Equals current assets divided by current liabilities. Current assets and liabilities at December 31, 2000 include $33.2 million in NYMEX Division member retention benefits which were paid out subsequent to year end. Had this payment been made at December 31, 2000, the current ratio would have been 4.3.

 (7) Equals income before income taxes and interest expense divided by interest expense.

 (8) Shares are purchased from existing members at prevailing market prices. These prices are established through a bid-and-ask system coordinated by the Company.

 (9) The Company has not paid dividends during 2001 and 2000. Prior to that, due to its not-for-profit corporation status, the Company was restricted by New York State law from paying dividends.

(10) Equals cash provided by operations plus income tax expense (or less income tax benefit) plus interest expense divided by interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (IN THOUSANDS, EXCEPT PER SHARE
        DATA).

  Introduction

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2001, 2000 and 1999. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this annual report.

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

FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

  Results of Operations

     The Company reported net income of $680, or $833 per share, compared to a loss of $2,781 in 2000. The primary factors for the improved results were (1) a reduction in the fee rebate, which is a program that substantially reduces transaction fees for members of the Exchange and (2) reduced professional service fees which were principally related to the Company's demutualization efforts in 2000. However, a reduction of investment income, losses on impaired capitalized software, and September 11 disaster costs largely offset these savings.

     Following a similar course of action taken in 2001, the Board of Directors voted in January 2002 to reduce the member fee rebate by 50% which should have a beneficial effect on the upcoming year.

     The Company was particularly impacted by the September 11 World Trade Center attack which is reflected in lost revenues and additional operating expenses. Disaster recovery costs totaling $4,762 were incurred as a consequence of the events are recognized in the financial statements. Additionally, damage to the backup data center contributed to a loss of $844 on disposal of property and equipment. An insurance recovery of $4,209, for expenses incurred has been recognized in the Company's financial results.

  Revenues

     Total operating revenues increased $13,412 to $144,281 principally due to a reduction in the member fee rebate rate resulting in $7,034 in additional revenues. In addition, increased electronic trading volume via NYMEX ACCESS(R) and revenues generated by the introduction of the new Exchange of Futures for SWAPS (EFS) trading product contributed $2,261 and $1,436, respectively, to the positive results. Clearing and transaction fee revenues, without regard to member fee rebates, were $110,995 in 2001 compared to $106,227 for 2000.

     In open-outcry trading, the NYMEX Division experienced a 1% decline in volume while there was a decline of 4% in the COMEX Division. However, NYMEX Division floor trading revenues were up $628 and COMEX Division increased $442, due to higher revenue per contract, signaling increased non-member trading activity because non-members pay higher fees than members.

Energy Markets

     Crude Oil futures and options trading volume increased 2% in 2001 compared with the previous year. Increased price volatility due to Middle East unrest and decreased compliance with OPEC-sponsored production cuts contributed to the marginal increase in crude oil futures and options volumes. Trading activity was limited by shortened trading hours following the market disruption of September 11, 2001.

     Unleaded Gasoline and Heating Oil futures combined volume increased by 1% from 2000. The primary factor was higher volatility exhibited by these markets. Strong underlying demand for physical Unleaded Gasoline in the first half of the year helped bolster trading volume and compensated for a weaker second half when Unleaded Gasoline demand was curtailed by recession concerns and the attack on the World Trade Center.

     Natural Gas futures traded about 16.5 million contracts, down 8% from 2000, while Natural Gas options volume grew by 12%. Sharply higher prices, increased capital requirements, and high volatility in the first quarter accounted for most of the decline in futures trading. The fourth quarter of 2001 saw the NYMEX set natural gas records in total options traded at 2.2 million, and total futures and options transactions of 7.4 million contracts. The Enron bankruptcy created uncertainty in the natural gas market and highlighted the concerns of counterparty credit risk. Various NYMEX initiatives, including EFS, along with lower margin rates, stable price levels and lower contract values helped promote increased trading in the natural gas futures and options contracts.

Metals Markets

     Trading volume for gold futures, the COMEX Division's most actively traded contract, experienced a 2% increase in 2001 over 2000. During the fourth quarter of 2001, Gold prices began to stabilize following the events of September 11. Physical gold consumption was generally steady throughout 2001 and new supply was reduced. Sentiment also improved among market participants in anticipation of an end to major central bank selling combined with lingering concern over EURO valuation. Gold options volume fell 5% during the year as gold traded over a narrow range. Silver futures and options fell 18% and 17%, respectively, as economic activity slowed and prices trended downward through most of the year.

Market Data

     Market Data revenues increased 2% or $691 primarily due to a 10% price increase instituted in June. This mitigated the falloff in subscriber units, which reflected a 15% reduction from a year ago, principally due to contraction in the financial services industry and the bankruptcy of a major market data vendor.

Other Revenues

     Other revenues increased 19% or $919 when compared to the prior year primarily as a result of additional rental income.

     Operating Expenses

     Total operating expenses were $139,800 in 2001, up $1,373 or 1% from last year. A significant portion of the increase was due to an impairment loss of $4,270 on capitalized software and computer equipment being developed in connection with the Company's electronic trading initiative as discussed in detail in Part 1 of this report under the heading "Electronic Trading Strategy". These were partially offset by a decline in professional service fees related to the pre-developmental stage of enymex(SM), as well as costs associated with the Company's demutualization in 2000.

     Salaries and employee benefits, which constituted 35% of total 2001 operating expenses, were virtually unchanged from 2000. Reduction-in-Workforce severance costs for 2001 were approximately $4,500 in salary and benefits; savings were realized in this area from certain significant expenses incurred in 2000, specifically the special compensation award to the heirs of the late former president and the salary savings from the 2000 Reduction-in-Workforce. With regard to the severance costs associated with the June 2001 reduction-in-workforce, a total of $3,837 was paid by year-end. The remaining $663 unpaid balance was included in accrued salaries and related liabilities on the balance sheet. The program is expected to save $9,400 annually in salaries and benefits. A curtailment gain in postretirement benefits as a result of the Reduction-in-Workforce plan implemented in June 2001 also helped reduce salaries and benefits by $732.

     Rent and facility fees increased by $1,337, or 8%, during 2001 principally due to disaster recovery expenses, specifically security costs and the costs to establish an alternative back-up data center. The Company anticipates insurance reimbursement on these costs. A 20% increase in real estate taxes due to reduced abatements also contributed to the increased costs. A lower assessed valuation for the coming year should reduce the tax impact in 2002 on the Company's downtown New York location.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $2,162, or 16%. This increase is partially the result of various capitalized software projects being placed in service in 2001. Management's decision to reduce the estimated useful life of an internally developed software project from five years to three years during the third quarter of 2000 also contributed to this increase. This change in estimate is based on management's belief that this software has a shorter useful life due to rapidly changing technology.

General and administrative expenses decreased by $583, or 4%, which reflected various cost control initiatives such as reduced travel and office expenditures; however the savings were largely offset by bad debt expenses totaling $876 resulting from the bankruptcy and liquidation of a major market data vendor.

     Professional services decreased by $2,872, or 18%, primarily due to substantial consulting fees incurred in 2000 during the pre-developmental stage of enymex(SM) which did not reoccur in 2001, providing a savings of $2,982. However, legal fees principally involving litigation matters increased by $1,080 over the prior year.

     A loss of $4,270 was recorded for the impairment of capitalized software and computer equipment in connection with the development of a proprietary enymex(SM) electronic trading system as discussed above.

     Demutualization expenses incurred in 2000 totaled $4,281 or 3% of the total operating expenses in 2000; such expenses did not occur in 2001. These fees consisted of accounting, investment banking, legal, printing and SEC filing fees.

     Other expenses increased by $2,298 or 47%. A $1,500 special charitable contribution voted by the Board of Directors in December 2001, to aid victims of the World Trade Center disaster, is the primary reason for this increase. A change in presentation for the funding of, and earnings on, the COMEX Division members' retention program also contributed $1,127 to the increased costs. Prior to the demutualization in November 2000, all earnings and contributions to this plan were presented as a transfer from members' equity.

     Other Income

     Investment income, net of advisory fees, decreased by $4,712, or 50%, when compared to last year. A smaller portfolio, resulting from the liquidation and distribution of funds from the NYMEX Division members' retention plan during January of this year, is the primary reason for the decrease in investment income. Unrealized losses of $1,331 in the Company's equity and fixed income holdings also impacted the results. A sharp decline in equity markets and a declining short-term interest rate environment which negatively impacted interest income, were the principal underlying factors. These decreases were offset by trading gains in the Company's fixed income portfolio.

Provision for Income Taxes

     The Company's effective tax rate for 2001 remained the same as 2000. The provision reflects changes in estimates, as well as uncertainties regarding utilization of loss carryforwards.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

  Results of Operations

     The Company reported a net loss of $2,781, which was a loss of $3,408 per share, a decrease of $14,971 compared to the prior year. This decrease was primarily the result of the following factors: a decrease in realized rates on cleared contracts on the NYMEX Division; a significant decrease in trading volume on the COMEX Division; costs associated with professional services rendered in connection with the demutualization plan, the new NYMEX ACCESS(R) system, and the development of an e-commerce business; payroll costs associated with the special compensation awarded to the heirs of the Company's late president, and the Company's implementation of the reduction-in-workforce program.

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

     Professional services, exclusive of demutualization, increased by $7,201, or 85%, during 2000 when compared with the previous year. Consulting services related to the post-implementation phase of the new NYMEX ACCESS(R) system as well as professional services in connection with the Company's e-commerce initiatives substantially contributed to this increase in 2000.

     General and administrative expenses increased by $1,051, or 8%, during 2000 when compared with the previous year. The primary reasons for the increase were litigation and impaired investment allowances incurred during the year. A 10% increase in software licensing and maintenance fees due to new acquisitions of software also contributed to this increase.

     Telecommunications, equipment rentals and maintenance decreased by $965, or 6%, during 2000 when compared to the previous year. In 1999, significant costs were incurred due to the fact that prior to its November 1999 launch, the updated version of NYMEX ACCESS(R) was being tested at the same time that the previous version was operational. After its launch, the previous version of NYMEX ACCESS(R) was maintained in a backup capacity through the end of 1999.

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

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. The Company spent a total of $27,221 during 2001 primarily to develop its electronic trading system and other initiatives. The Company had $77,205 in cash, cash equivalents, reverse repurchase agreements and marketable securities at December 31, 2001.

  Cash Flow

                                                               (IN THOUSANDS)
                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                           2001             2000
                                                      --------------   ---------------
Net cash provided by (used in):
  Operating activities..............................     $ 8,749          $ 10,188
  Investing activities..............................      (3,124)          (14,609)
  Financing activities..............................      (2,815)               --
                                                         -------          --------
Net increase (decrease) in cash and cash
  equivalents.......................................     $ 2,810          $ (4,421)
                                                         =======          ========

  Working Capital

                                                               (IN THOUSANDS)
                                                      AT DECEMBER 31,   AT DECEMBER 31,
                                                           2001              2000
                                                      ---------------   ---------------
Current assets......................................     $114,628          $131,166
Current liabilities.................................       34,884            56,274
                                                         --------          --------
  Working capital...................................     $ 79,744          $ 74,892
                                                         ========          ========
Current ratio.......................................       3.29:1            2.33:1

     Current assets at December 31, 2001 decreased by $16,538 or 13%, from year-end 2000 primarily as a result of the liquidation and distribution of the NYMEX Division members' retention plan in January 2001. This liquidation caused marketable securities to decrease by $15,300, with the remaining $17,921 coming from cash balances. The other significant changes in current assets consisted of an increase of $1,762 in clearing and transaction fees receivable when compared to the year-end 2000 receivable as a result of delayed payment by two major clearing firms. The Company is expecting a significant tax benefit from the termination distribution of $33,221 from the NYMEX Division Members' Retention and Retirement Plan, which is reflected as an increase to Stockholders' equity and as an asset on the balance sheet; prepaid taxes increased $8,517 principally due to the recognition of such tax benefits. Other current assets increased $8,190 primarily as a result of an insurance recovery receivable of $4,200 as well as the classification as short-term of a portion of the escrow deposit for the Company's ground lease, as well as a receivable for insurance recovery relating to expenses incurred as a result of the September 11 World Trade Center terrorist attack. The Company has insurance which it expects to substantially cover losses resulting from business interruption and expenses associated with property and casualty losses, the total of which is yet to be fully determined.

     Current liabilities at December 31, 2001 decreased by $21,390, or 38%, from year-end 2000, primarily as a result of the January 2001 distribution of the assets of the NYMEX Division members' retention plan, which was $33,221. Accounts payable and accrued liabilities increased by $9,622, or 85%. Disaster recovery costs incurred related to the World Trade Center attack were a major factor in this increase. In addition, large balances with two vendors are currently unpaid because the parties have not yet come to terms on portions of the billings.

  Future Cash Requirements

     As of December 31, 2001, the Company had long-term debt of $94,368, and short-term debt of $2,815. This debt consisted of the following:

     - $28,183 of 7.48% notes with an eleven-year principal payout which began in 2001;

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011; and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     On October 1, 2001, the Company made its first $2,815 principal payment to its bond holders.

     The Company would incur a "make whole" redemption premium should it choose to pay off any series issue prior to its maturity. The economic benefit from refinancing at a lower interest rate would be offset by the redemption penalty incurred. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     The Company believes that its cash flows from operations and existing working capital (including a reduced member fee rebate, current tax benefits and increased rental income) will be sufficient to meet its needs for the foreseeable future, including capital and operating expenditures associated with the development of its electronic trading strategy and other initiatives. In addition, the Company has the ability, and may seek, to raise capital through the issuance of debt or equity in the private and public capital markets.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

  Clearing and Transaction Revenues

     The largest source of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated on the Exchange. Clearing and transaction fees receivable are monies due the Exchange from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Members' equity interests collateralize fees owed to the Exchange. At the end of December 31, 2001 and 2000, no clearing and transaction fees receivable balance was greater than the member's interests. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's interests in order to satisfy its receivable.

  Market Data Revenue

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

  Capitalization of Internally-Developed Software

     The costs incurred for the development of computer software are evaluated on a project by project basis and capitalized in accordance with Statement of Position 98-1. Projects are amortized over 3-5 year period. In 2001, $13,401 was capitalized for costs incurred principally with regard to electronic trading systems.

  Recent Accounting Pronouncements

     In June 1998, Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date of SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Effective January 1, 2001, the Company adopted this statement. Upon adoption, SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its consolidated financial statements for the year ended December 31, 2000. The Company adopted the remaining provisions of SFAS No. 140 as required in 2001. Upon adoption, SFAS No. 140 had no impact on the Company's financial position or results of operations. The Company enters into reverse repurchase agreements that fall under the guidelines of SFAS No. 140.

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company believes that the adoption of SFAS No. 142 will have a material effect on operations. The Company believes that the adoption of this standard will increase, exclusive of impairment, annual income by $2,153,000, or $2,638 per share, which is the amount of annual amortization of goodwill. The Company does not believe an impairment charge will be required as a result of the adoption of this standard.

     In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operation.

     In October 2001, the Emerging Issues Task Force issued EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for business affected by this event should be accounted for in the financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company adopted the provisions of EITF No. 01-10 during the third quarter of 2001.

  Recent Developments

     For a discussion of the Company's recent business developments see Item 1. Business. Recent Business Developments beginning on page 8.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The table below provides information about the Company's marketable securities, excluding equity securities, including expected principal cash flows for the years 2002 through 2007 and thereafter (in thousands). These securities are classified at trading.

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2001

                                                                                                          FAIR
                                                                                             TOTAL       MARKET
                                                                                 2007      PRINCIPAL   VALUE AS OF
                                                                                 AND         CASH       DECEMBER
                                 2002     2003     2004     2005     2006     THEREAFTER     FLOWS        2001
                                ------   ------   ------   ------   -------   ----------   ---------   -----------
Municipal Bonds...............  $4,995   $3,892   $6,433   $3,073   $12,567    $29,594      $60,554      $61,154
Weighted average interest
  rate........................    5.70%    4.89%    4.67%    4.80%     5.02%      4.68%
                                ------   ------   ------   ------   -------    -------      -------      -------
Total Portfolio, excluding
  equity securities...........  $4,995   $3,892   $6,433   $3,073   $12,567    $29,594      $60,554      $61,154
                                ======   ======   ======   ======   =======    =======      =======      =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2000

                                                                                                          FAIR
                                                                                             TOTAL       MARKET
                                                                                 2006      PRINCIPAL   VALUE AS OF
                                                                                 AND         CASH       DECEMBER
                                 2001     2002     2003     2004     2005     THEREAFTER     FLOWS        2000
                                ------   ------   ------   ------   -------   ----------   ---------   -----------
Municipal Bonds...............  $2,633   $3,777   $1,133   $3,397   $ 9,785    $49,914      $70,639      $73,037
Weighted average interest
  rate........................    6.19%    5.86%    4.62%    5.02%     5.07%      4.77%
                                ------   ------   ------   ------   -------    -------      -------      -------
Total Portfolio, excluding
  equity securities...........  $2,633   $3,777   $1,133   $3,397   $ 9,785    $49,914      $70,639      $73,037
                                ======   ======   ======   ======   =======    =======      =======      =======

  Interest Rate Risk

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the years ended December 31, 2001 and 2000, the Company had net investment income of $4.6 million and $9.4 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at December 31, 2001 and 2000 was $65 million and $78 million, respectively. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $6.5 million and $7.8 million loss for December 31, 2001 and 2000, respectively. The Company also invests in U.S. government securities and repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers.

     Debt. The interest rate on the Company's long-term indebtedness is a weighted average fixed rate of 7.68%. The Company's fixed rate debt is exposed to the risk that the fair market value of its debt will increase in a declining interest rate environment. This would result in the Company paying a redemption premium if it should choose to refinance this debt. Management has not deemed it necessary to employ any market or interest risk management strategies, such as interest rate swap agreements. In the future, as the Company pursues its market strategy, it may become subject to a higher degree of interest rate sensitivity if it is required to borrow at higher or at variable rates. This could significantly increase the Company's future sensitivity to interest rate fluctuations and materially affect, in a negative manner, the Company's future financial position and results of operations. There have been no material changes in the Company's outstanding debt since December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Information on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 12, 2001, the Board of Directors of the Company elected not to renew Deloitte & Touche LLP ("D&T") as the Company's independent accountants, effective immediately.

     The decision to change accountants was recommended by the Audit Committee and approved by NYMEX Holdings' Board of Directors. The decision followed a process during which D&T and other accounting firms were invited to submit bids for engagement as the Company's independent accountants.

     During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Company and D&T on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

     The audit reports of D&T on the Company's consolidated financial statement for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND THE EXCHANGE.

     Set forth below are: (1) the names and ages of all directors (including directors who are also executive officers) of the Company at March 4, 2002, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

                                                                                                TERM
                                                                                             EXPIRATION
NAME OF DIRECTOR                                                                                DATE
----------------                                                                             ----------
Vincent Viola........................   46  Chairman                                            2004
Mitchell Steinhause..................   54  Vice Chairman                                       2002
Richard Schaeffer....................   49  Director, Treasurer                                 2002
Gary Rizzi...........................   47  Director, Secretary                                 2004
Madeline Boyd........................   49  Director                                            2004
Joseph Cicchetti.....................   49  Director                                            2002
Robert Coakley.......................   38  Director                                            2002
John Conheeney.......................   72  Public Director                                     2003
Joel Faber...........................   61  Director                                            2004
Melvyn Falis.........................   61  Public Director                                     2002
Kenneth Garland......................   53  Director                                            2004
Anthony George Gero..................   65  Director                                            2002
David Greenberg......................   37  Director                                            2003
E. Bulkeley Griswold.................   63  Public Director                                     2003
Jesse B. Harte.......................   43  Director                                            2003
Scott Hess...........................   44  Director                                            2003
Steven Karvellas.....................   42  Director                                            2002
Harley Lippman.......................   47  Public Director                                     2004
Michel Marks.........................   52  Director                                            2004
Kevin McDonnell......................   42  Director                                            2002
John McNamara........................   45  Director                                            2004
Gordon Rutledge......................   48  Director                                            2004
Richard Saitta.......................   52  Director                                            2003
Robert Steele........................   63  Public Director                                     2004
J. Robert Collins, Jr................   36  President
Neal L. Wolkoff, Esq.................   46  Executive Vice President and Chief Operating
                                            Officer
David Keller.........................   41  Chief Information Officer
Christopher K. Bowen, Esq............   41  General Counsel and Chief Administrative
                                            Officer
Patrick F. Conroy....................   44  Senior Vice President -- Finance
Thomas J. LaSala.....................   40  Senior Vice President -- Compliance and Risk
                                            Management
Robert Levin.........................   45  Senior Vice President -- Planning and
                                            Development
Stuart A. Smith......................   54  Senior Vice President -- Operations

     The Board of Directors of the Company is comprised of 25 members. There is currently one vacancy on the Board. On March 20, 2001, the stockholders of NYMEX Holdings and the Class A members of NYMEX Exchange voted to increase the size of their respective Boards of Directors by three members to include those persons who have leased out their last or sole membership in NYMEX Exchange. This change became effective after the filing of the appropriate corporate documentation with the CFTC and the State of Delaware. An election to fill the newly created board positions and board vacancies was held on May 23, 2001.

MEMBERS OF THE BOARD OF NYMEX HOLDINGS, INC.

     The information in the Proxy Statement set forth under the caption "Directors" is incorporated herein by reference.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of twenty-three (23) meetings, including one (1) Annual Meeting of Stockholders and one (1) Special Meeting of Stockholders, during 2001. None of the Directors attended less than 75% of the meetings. The Board has established Executive, Audit, Compensation and certain other committees. It does not have a Nominating Committee.

Executive Committee

     The Executive Committee consists of Vincent Viola, Mitchell Steinhause, Richard Schaeffer, Gary Rizzi and Steven Karvellas. This Committee met fifty-five (55) times in the year 2001. The Executive Committee may exercise the authority of the Board. The Executive Committee shall perform other duties as are specified by the Board or as are provided in the Company's bylaws and rules.

Audit Committee

     The Audit Committee consists of E. Bulkeley Griswold, John Conheeney, and Robert Steele. As of February 6, 2002, Vincent Viola no longer served on the Audit Committee. This Committee met four (4) times in 2001. The Audit Committee makes recommendations concerning the engagement of public accountants, reviews with the public accountants the scope and results of the audit engagement, approves professional services provided by the public accountants, reviews the independence of the public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

Compensation Committee

     The Board of Directors established an Executive Compensation Committee in February 2002. The Committee consists of E. Bulkeley Griswold, John Conheeney, Melvyn Falis, Harley Lippman and Robert Steele. The Compensation Committee reviews issues related to executive compensation, such as salary and bonus ranges and incentive compensation plans. The Compensation Committee also determines the bonus amounts for the Chairman and other executive officers.

     Set forth below are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Company at March 4, 2002, (2) all positions with the Company presently held by each such person, and
(3) the positions held by, and principal areas of responsibility of, each such person during the last five years. Information for the Company's Directors is incorporated by reference to the Proxy Statement.

NAME                                                     POSITION(S) HELD               AGE
----                                                     ----------------               ---
VINCENT VIOLA                               CHAIRMAN                                    46

     Mr. Viola was elected Chairman in 2001. Mr. Viola formed the First Bank Group. From 1993 to 1996 he served as Vice Chairman of the Board. During his board tenure, Mr. Viola served as chairman of the strategic planning committee and was instrumental in developing the NYMEX ACCESS(R) electronic trading platform.

In 1990 he formed a proprietary futures and options trading group on the NYMEX Division and the International Petroleum Exchange.

MITCHELL STEINHAUSE                         VICE CHAIRMAN                               54

     Mr. Steinhause is presently an independent floor broker. He was elected Vice Chairman of the Board in March 2000. He has previously served as Corporate Secretary from 1996 to 1998 and has been a member of NYMEX Division since 1975 as both a floor broker and a local trader.

RICHARD SCHAEFFER                           TREASURER                                   49

     Mr. Schaeffer is presently a Senior Vice President and Director of Global Energy Futures for ABN AMRO, Inc. He has been NYMEX Exchange's Treasurer since March 1993. Prior to 1990, he was Senior Vice President/Director of the Chicago Corp., which was a clearing member of both the NYMEX and COMEX Divisions from 1997 until its merger with ABN AMRO, Inc.

GARY RIZZI                                  SECRETARY                                   47

     Mr. Rizzi has been the Company's Secretary since 2001. He has been a director since 1995. Mr. Rizzi has been a Vice President of AGE Commodity Clearing Corp. since 2001 and was an Associate Vice President since 1985. Mr. Rizzi has served on the Executive Committee since 2000. He is also a member of the COMEX Division and both divisions of the New York Board of Trade.

J. ROBERT COLLINS, JR.                      PRESIDENT                                   36

     Mr. Collins was appointed President of NYMEX Exchange on July 23, 2001. Mr. Collins was Senior Vice President of natural gas trading at El Paso Merchant Energy - Gas, LP., a division of El Paso Energy Corp. Mr. Collins directed the natural gas derivatives portfolio. Before joining El Paso in 1997, Mr. Collins was a natural gas and crude oil options market maker with Pioneer Futures, Inc. on the floor of NYMEX Exchange. Mr. Collins had been a director in 2001 and a member of NYMEX Exchange since 1996.

NEAL L. WOLKOFF                             EXECUTIVE VICE PRESIDENT AND CHIEF          46
                                            OPERATING OFFICER

     Mr. Wolkoff served as Executive Vice President of NYMEX Holdings since 2000 and Executive Vice President of NYMEX Exchange since July 1993 and was Senior Vice President - Operations and Regulatory Affairs from November 1989 to July 1993. Mr. Wolkoff also serves as Executive Vice President and Chief Operating Officer of the COMEX Division. He previously served as a director of Enersoft Inc. Earlier in his career, he served as a trial attorney with the CFTC. Mr. Wolkoff was appointed Chief Operating Officer in February 2002.

DAVID KELLER                                CHIEF INFORMATION OFFICER                   41

     Mr. Keller serves as Chief Information Officer of NYMEX Holdings and has been Chief Information Officer of NYMEX Exchange since May 2000. Prior to joining NYMEX Exchange, Mr. Keller was the Chief Information and Technology Officer of Sempra Energy Trading Corp. and prior to that, was President, Chief Executive Officer and Founder of Enersoft Corporation. Mr. Keller also serves as Chief Information Officer of COMEX and CCA.

CHRISTOPHER K. BOWEN                        GENERAL COUNSEL AND CHIEF ADMINISTRATIVE    41
                                            OFFICER

     Mr. Bowen was appointed General Counsel and Chief Administrative Officer in February 2002. Mr. Bowen has served as Senior Vice President and General Counsel of NYMEX Holdings since 2000 and has been Senior Vice President and General Counsel of the NYMEX Exchange since 1997. Mr. Bowen has held positions of Associate General Counsel and Senior Associate General Counsel. He has also served as

Counsel/Manager of Futures Compliance at Morgan Stanley & Co., Inc. and as an attorney at the CFTC. Mr. Bowen serves as General Counsel and Chief Administrative Officer of COMEX and CCA.

PATRICK F. CONROY                           SENIOR VICE PRESIDENT - FINANCE             44

     Mr. Conroy serves as Senior Vice President - Finance of NYMEX Holdings and has been Senior Vice President - Finance of NYMEX Exchange since January 1993. Mr. Conroy also serves as Senior Vice President - Finance of COMEX and CCA.

THOMAS J. LASALA                            SENIOR VICE PRESIDENT - COMPLIANCE AND      40
                                            RISK MANAGEMENT

     Mr. LaSala was appointed Senior Vice President - Compliance and Risk Management in February 2002. Mr. LaSala previously served as Vice
President - Compliance of NYMEX Holdings since 2000 and NYMEX Exchange since 1994. Mr. LaSala also serves as Senior Vice President - Compliance and Risk Management of COMEX.

ROBERT LEVIN                                SENIOR VICE PRESIDENT - PLANNING AND        45
                                            DEVELOPMENT

     Mr. Levin serves as Senior Vice President - Planning and Development of NYMEX Holdings and has been Senior Vice President - Planning and Development of NYMEX Exchange since June 1993. Mr. Levin was Vice President - Product Development of NYMEX Exchange from July 1991 until June 1993. Mr. Levin also currently serves as Senior Vice President-Planning and Development of COMEX.

STUART A. SMITH                             SENIOR VICE PRESIDENT - OPERATIONS          54

     Mr. Smith serves as Senior Vice President - Operations of NYMEX Holdings and has been Senior Vice President - Operations of the NYMEX Exchange since May 1992. Mr. Smith currently serves as Senior Vice President - Operations of COMEX. Mr. Smith previously served as Vice President of Trading Floor Operations from 1986 to 1996.

     None of the directors, except for the Chairman, currently is or has ever been an officer or employee of the Company or any of its subsidiaries, nor were there any Executive Committee interlocks or other relationships during 2001 requiring disclosure under interim 402(j) of Regulation S-K of the SEC.

ITEM 11.  EXECUTIVE OFFICER COMPENSATION

     The information in the Proxy Statement set forth under the captions "Executive Officer Compensation" and "Information Regarding the current Board of Directors" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS

     The inherent nature of the Company's business frequently gives rise to related party transactions. The majority of the Company's shareholders, including several members of the board of directors, frequently do business with the NYMEX or COMEX Division. The Board establishes fees and usage charges and also determines the extent of any member rebate program.

     The following are descriptions of material transactions involving the Company and its directors:

     Pioneer Futures, Inc. ("Pioneer"), of which the Chairman of the Board of the Company is the sole shareholder, is one of the largest clearing members with whom the Company does business. For the year ended December 31, 2001, a total of $8,319,618 in revenue was derived from Pioneer from clearing and transaction fees, rental income, and various other floor fees. This amount represents 6% of the Company's total consolidated revenue.

     Pioneer Futures, Inc., currently leases from NYMEX Exchange approximately 43,115 square feet of space at the One North End Avenue facility. Pioneer has nine (9) leases as follows: (1) 5,019 square feet expiring on November 20, 2002;
(2) 10,360 square feet expiring on December 14, 2002; (3) 2,840 square feet expiring on December 14, 2002; (4) 561 square feet expiring on December 31, 2002; (5) 1,372 square feet expiring on May 31, 2003; (6) 792 square feet expiring on July 31, 2003; (7) 2,560 square feet expiring on September 1, 2003;
(8) 718 square feet expiring on November 30, 2003; and (9) 18,893 square feet expiring on June 30, 2005.

     As of December 1, 2001, Pioneer Futures, Inc., assigned its rights to the following leases: 5,019 square feet expiring on November 20, 2002; 792 square feet expiring on July 31, 2003; and 718 square feet expiring on November 30, 2003.

     From June 1, 2001 to October 31, 2001, Pioneer Futures, Inc., occupied additional office space: 536 square feet for $1,829 a month and 1,608 square feet for $5,487 a month. The aggregate amount of rent collected from Pioneer during 2001 was $1,679,817.

     Sterling Commodities Corp., of which David Greenberg, a director of the Company, is the President, currently leases from NYMEX Exchange approximately 6,253 square feet of space at the One North End Avenue facility. The lease expires on November 23, 2002. The current annual rent for this space is $225,108. The director's father is Chief Executive Officer and 100% owner of Sterling Commodities Corp.

     Genesis 10, of which Harley Lippman, a Public director of the Company, is the founder and Chief Executive Officer, is an information technology - consulting firm. Mr. Lippman owns 90% of the equity interest of Genesis 10. The Company has entered into a written contractual relationship with Genesis 10 pursuant to which Genesis 10 provides the services of one temporary Senior Developer/Architect. The Company has paid approximately $286,233 to Genesis 10 for services rendered in 2001. If the Senior Developer/Architect is hired on a permanent basis, NYMEX Exchange will be obligated to pay Genesis 10 a fee of 30% of annual compensation.

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to this program, the member remains primarily liable for the loan that is used to purchase an interest in the Company. The Company's guarantee is limited to the lesser of $500,000 or 50% of the purchase price of the membership interest, and the Company has the right to liquidate the interest if the member defaults on the loan. Under the program, the Company may issue guarantees totaling, in the aggregate, up to $11 million. As of February 15, 2002, the following directors had loan balances relating to this program of greater than $60,000:
Robert Coakley ($276,013) and Steven Karvellas ($190,000).

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

EXHIBITS

2.2      Form of Agreement and Plan of Merger by and among New York
         Mercantile Exchange, Inc., NYMEX Holdings, Inc. and NYMEX
         Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of Form S-4 (file no. 333-30332))
3.1      Amended and Restated Certificate of Incorporation of NYMEX
         Holdings, Inc. (incorporated herein by reference to Exhibit
         3.1 of Form 10-K for the year 2000 (file no. 333-30332)).
3.2 Bylaws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Form S-4 (file no. 333-30332)).
4 Note Purchase Agreement among NYMEX and each of Purchasers listed in Schedule A attached thereto dated October 15, 1996. (incorporated herein by reference to Exhibit 10.5 of Form S-4 (file no. 333-30332)).
10.1     NYMEX Amended and Restated Members' Retention and Retirement
         Plan effective December 31, 1997. (incorporated herein by reference to Exhibit 10.1 of Form S-4 (file no. 333-30332)).
10.2 Trust under the NYMEX Members' Retention and Retirement Plan dated December 31, 1997. (incorporated herein by reference to Exhibit 10.2 of Form S-4 (file no. 333-30332)).
10.3 Ground Lease between Battery Park City Authority and NYMEX dated May 18, 1995. (incorporated herein by reference to Exhibit 10.3 of Form S-4 (file no. 333-30332)).
10.4     Funding Agreement among New York State Urban Development
         Corporation, Battery Park City Authority and NYMEX dated May
         18, 1995. (incorporated herein by reference to Exhibit 10.4 of Form S-4 (file no. 333-30332)).
10.5     NYMEX Holdings, Inc. Executive Income Deferral Program.
         (incorporated herein by reference to Exhibit 10.5 of Form
         10-K for the year 2000 (file no. 333-30332)).
10.6     Network License Order Form between Oracle Corporation and
         NYMEX, accompanying Payment Plan Agreement and Payment
         Schedule between Oracle Credit Corporation and NYMEX
         (incorporated herein by reference to Exhibit 10.6 of Form
         S-4 (file no. 333-30332)).
10.7     Network License Order Form between Oracle Corporation and
         NYMEX, accompanying Payment Schedule between Oracle Credit
         Corporation and NYMEX and Amendment 1 to the Network License
         Order Form (incorporated herein by reference to Exhibit 10.7 of Form S-4 (file no. 333-30332)).

10.8     Network License Order Form between Oracle Corporation and
         NYMEX and accompanying Payment Schedule between Oracle
         Credit Corporation and NYMEX. (incorporated herein by reference to Exhibit 10.8 of Form S-4 (file no. 333-30332)).
10.8.1   Software License and Services Agreement between Oracle
         Corporation and NYMEX effective January 6, 1995
         (incorporated herein by reference to Exhibit 10.8.1 of Form
         S-4 (file no. 333-30332)).
10.9 Smartnet Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996. (incorporated herein by reference to Exhibit 10.9 of Form S-4 (file no. 333-30332)).
10.10    Network Supported Account Agreement between Cisco Systems,
         Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.10 of Form S-4 (file no.
         333-30332)).
10.11 COMEX Members' Retention and Retirement Plan (incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year 2000 (file no. 333-30332)).
10.12    Employment Agreement between NYMEX Holdings and Neal L.
         Wolkoff, Esq. (incorporated herein by reference to Exhibit
         10.12 of Form 10-K for the year 2000 (file no. 333-30332)).
21.1 Subsidiaries of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 of Form S-4 (file no. 333-30332)).
99 Published report regarding the demutualization vote by Security holders on June 20, 2000. (incorporated herein by reference to Exhibit 99 of Form 10-K for the year 2000 (file no. 333-30332)).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2002

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

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----

                  /s/ VINCENT VIOLA                    Chairman of the Board  March 4, 2002
-----------------------------------------------------
                    VINCENT VIOLA




               /s/ MITCHELL STEINHAUSE                     Vice Chairman      March 4, 2002
-----------------------------------------------------
                 MITCHELL STEINHAUSE




                                                             Treasurer        March 4, 2002
-----------------------------------------------------
                  RICHARD SCHAEFFER




                                                             Secretary        March 4, 2002
-----------------------------------------------------
                     GARY RIZZI




                  /s/ MADELINE BOYD                          Director         March 4, 2002
-----------------------------------------------------
                    MADELINE BOYD




                /s/ JOSEPH CICCHETTI                         Director         March 4, 2002
-----------------------------------------------------
                  JOSEPH CICCHETTI




                 /s/ ROBERT COAKLEY                          Director         March 4, 2002
-----------------------------------------------------
                   ROBERT COAKLEY




                 /s/ JOHN CONHEENEY                          Director         March 4, 2002
-----------------------------------------------------
                   JOHN CONHEENEY




                                                             Director         March 4, 2002
-----------------------------------------------------
                     JOEL FABER




                                                             Director         March 4, 2002
-----------------------------------------------------
                    MELVYN FALIS




                 /s/ KENNETH GARLAND                         Director         March 4, 2002
-----------------------------------------------------
                   KENNETH GARLAND




               /s/ ANTHONY GEORGE GERO                       Director         March 4, 2002
-----------------------------------------------------
                 ANTHONY GEORGE GERO

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----





                 /s/ DAVID GREENBERG                         Director         March 4, 2002
-----------------------------------------------------
                   DAVID GREENBERG




                                                             Director         March 4, 2002
-----------------------------------------------------
                E. BULKELEY GRISWOLD




                 /s/ JESSE B. HARTE                          Director         March 4, 2002
-----------------------------------------------------
                   JESSE B. HARTE




                   /s/ SCOTT HESS                            Director         March 4, 2002
-----------------------------------------------------
                     SCOTT HESS




                /s/ STEVEN KARVELLAS                         Director         March 4, 2002
-----------------------------------------------------
                  STEVEN KARVELLAS




                 /s/ HARLEY LIPPMAN                          Director         March 4, 2002
-----------------------------------------------------
                   HARLEY LIPPMAN




                                                             Director         March 4, 2002
-----------------------------------------------------
                    MICHEL MARKS




                 /s/ KEVIN MCDONNELL                         Director         March 4, 2002
-----------------------------------------------------
                   KEVIN MCDONNELL




                  /s/ JOHN MCNAMARA                          Director         March 4, 2002
-----------------------------------------------------
                    JOHN MCNAMARA




                 /s/ GORDON RUTLEDGE                         Director         March 4, 2002
-----------------------------------------------------
                   GORDON RUTLEDGE




                 /s/ RICHARD SAITTA                          Director         March 4, 2002
-----------------------------------------------------
                   RICHARD SAITTA




                                                             Director         March 4, 2002
-----------------------------------------------------
                    ROBERT STEELE




                                                             President        March 4, 2002
-----------------------------------------------------
               J. ROBERT COLLINS, JR.




                                                          Executive Vice      March 4, 2002
-----------------------------------------------------   President and Chief
                   NEAL L. WOLKOFF                       Operating Officer




                /s/ PATRICK F. CONROY                  Senior Vice President  March 4, 2002
-----------------------------------------------------       Finance and
                  PATRICK F. CONROY                       Administration




                  /s/ JOSEPH FILKO                          Controller        March 4, 2002
-----------------------------------------------------
                    JOSEPH FILKO

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 2001

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION
                                   ITEM 14(1)

ITEM 14(1)  FINANCIAL STATEMENTS

Management's Responsibility for Financial Statements........  F-3
Report of Independent Auditors, Ernst & Young LLP...........  F-4
Report of Independent Auditors, Deloitte & Touche LLP.......  F-5
Consolidated Balance Sheets at December 31, 2001 and 2000...  F-6
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................  F-7
Consolidated Statements of Stockholders/Members' Equity for
  the years ended December 31, 2001, 2000 and 1999..........  F-8
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................  F-9
Notes to Consolidated Financial Statements..................  F-10

     All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item 14(1) -- Financial Statements.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To Our Stockholders:

     Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based upon our estimates and assumptions, as required. The consolidated financial statements for the year ended December 31, 2001 have been audited by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors are valid and appropriate.

     Management maintains a system of internal accounting controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee consists of three Public Directors appointed by the Board. One of the Public Directors serves as chairman of the committee. The Audit Committee meets several times each year with representatives of management, including the Chief Financial Officer, the Vice President of Internal Audit and the independent auditors to review the financial reporting process and controls in place to safeguard assets. Both our independent auditors and internal auditor have unrestricted access to the Audit Committee.

     Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 31, 2001 provide reasonable assurance that the consolidated financial statements are reliable and that our assets are reasonably safeguarded.

                                          /s/ VINCENT VIOLA
                                          --------------------------------------
                                          Chairman of the Board

                                          /s/ J. ROBERT COLLINS
                                          --------------------------------------
                                          President

                                          /s/ PATRICK F. CONROY
                                          --------------------------------------
                                          Senior Vice President -- Finance

                                          Date: March 4, 2002
                                             -----------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NYMEX Holdings, Inc.:

     We have audited the accompanying consolidated balance sheet of NYMEX Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders'/members' equity and of cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMEX Holdings, Inc. and subsidiaries at December 31, 2001 and the consolidated results of its operations, and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

ERNST & YOUNG LLP

New York, New York
March 3, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of NYMEX Holdings, Inc.:

     We have audited the accompanying consolidated balance sheet of NYMEX Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders'/members' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NYMEX Holdings, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 9, 2001

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $  5,680   $  2,870
Securities purchased under agreements to resell.............     6,500     30,109
Marketable securities, at market (cost of $65,339 and
  $75,637)..................................................    65,025     77,628
Clearing and transaction fees receivable, net...............     9,337      7,575
Market data fees receivable, net............................     3,622      4,039
Prepaid taxes and expenses..................................    12,985      4,468
Deferred income taxes.......................................        --      1,188
Other current assets........................................    11,479      3,289
                                                              --------   --------
       Total current assets.................................   114,628    131,166
Property and equipment, net.................................   228,483    224,547
Goodwill, net...............................................    16,329     18,482
Security deposits...........................................     7,541     10,240
Other assets................................................     2,215      2,703
                                                              --------   --------
TOTAL ASSETS................................................  $369,196   $387,138
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
NYMEX Division members' retention program...................  $     --   $ 33,221
Accounts payable and accrued liabilities....................    20,907     11,285
Accrued salaries and related liabilities....................     5,221      3,869
Notes payable...............................................     2,815      2,815
Deferred credit -- grant for building construction..........     2,145      2,145
Accrued interest payable....................................     1,867      1,920
Deferred income taxes.......................................       359         --
Other current liabilities...................................     1,570      1,019
                                                              --------   --------
     Total current liabilities..............................    34,884     56,274
Deferred income taxes.......................................     9,705     10,875
Postemployment and postretirement benefits..................     6,843      7,075
Deferred rent expense.......................................     1,562      1,236
Other non-current liabilities...............................       929      1,586
Notes payable...............................................    94,368     97,185
Deferred credit -- grant for building construction..........   116,890    119,035
Subordinated commitment -- members' retention program.......     9,779      9,213
                                                              --------   --------
          Total liabilities.................................   274,960    302,479
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (See Note 15)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --         --
Additional paid-in capital..................................    93,312     84,415
Retained earnings...........................................       924        244
                                                              --------   --------
          Total stockholders' equity........................    94,236     84,659
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $369,196   $387,138
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              (IN THOUSANDS, EXCEPT PER SHARE/MEMBERSHIP AMOUNTS)

                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee rebates
     of $6,693, $13,727 and $13,065 in 2001, 2000 and
     1999...................................................  $104,302   $ 92,500   $105,206
  Market data fees..........................................    34,313     33,622     34,689
  Other, net of rebates of $2,090, $2,808, and $2,377 in
     2001, 2000 and 1999....................................     5,666      4,747      4,540
                                                              --------   --------   --------
          Total operating revenues..........................   144,281    130,869    144,435
                                                              --------   --------   --------
OPERATING EXPENSES:
  Salaries and employee benefits............................    48,811     48,547     45,802
  Rent and facility.........................................    17,073     15,736     12,877
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................    16,024     13,862     10,966
  General and administrative................................    14,480     15,063     14,012
  Telecommunications, equipment rentals and maintenance.....    14,468     14,952     15,917
  Professional services.....................................    12,753     15,625      8,424
  Impairment loss on capitalized software and computer
     equipment..............................................     4,270         --         --
  Amortization of goodwill..................................     2,153      2,153      2,153
  Marketing.................................................     1,721      2,446      2,537
  Loss on disposition of property and equipment.............       844        857      1,298
  Demutualization expenses..................................        --      4,281        593
  Other.....................................................     7,203      4,905      4,984
                                                              --------   --------   --------
          Total operating expenses..........................   139,800    138,427    119,563
                                                              --------   --------   --------
INCOME (LOSS) FROM OPERATIONS...............................     4,481     (7,558)    24,872
OTHER INCOME (EXPENSES):
  Investment income, net....................................     4,643      9,355      3,942
  Interest expense..........................................    (7,662)    (7,718)    (7,721)
                                                              --------   --------   --------
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES..........     1,462     (5,921)    21,093
PROVISION (BENEFIT) FOR INCOME TAXES........................       782     (3,140)     8,903
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $    680   $ (2,781)  $ 12,190
                                                              ========   ========   ========
Earnings (loss) per share/NYMEX Division membership (based
  on 816 shares/NYMEX Division memberships).................  $    833   $ (3,408)  $ 14,939
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                NO. OF MEMBERSHIPS/
                                --------------------              ADDITIONAL              TOTAL STOCKHOLDERS'/
                                  SHARES      COMMON   MEMBERS'    PAID-IN     RETAINED         MEMBERS'
(DOLLARS IN THOUSANDS)          OUTSTANDING   STOCK     EQUITY     CAPITAL     EARNINGS          EQUITY
----------------------          -----------   ------   --------   ----------   --------   --------------------
Balances at December 31,
  1998........................      816        N/A     $ 86,233        N/A        N/A           $86,233
Net income....................                           12,190                                  12,190
Net transfer to MRRP:
  NYMEX.......................                           (4,017)                                 (4,017)
  COMEX.......................                           (1,204)                                 (1,204)
                                    ---        ---     --------    -------       ----           -------
Balances at December 31,
  1999........................      816        N/A       93,202        N/A        N/A            93,202
Net loss......................                           (2,781)                                 (2,781)
Net transfer to MRRP:
  NYMEX.......................                           (4,959)                                 (4,959)
  COMEX.......................                             (803)                                   (803)
Allocation of member's equity
  and pre-demutualization loss
  to additional paid-in
  capital.....................                  --      (84,659)    84,415        244                --
                                    ---        ---     --------    -------       ----           -------
Balances at December 31,
  2000........................      816         --           --     84,415        244            84,659
Net income....................                                                    680               680
Tax benefit related to:
  NYMEX MRRP..................                                       5,728                        5,728
  COMEX MRRP..................                                       3,169                        3,169
                                    ---        ---     --------    -------       ----           -------
Balances at December 31,
  2001........................      816        $--     $     --    $93,312       $924           $94,236
                                    ===        ===     ========    =======       ====           =======

        The accompanying notes are an integral part of these statements

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    680   $ (2,781)  $ 12,190
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................    16,024     13,862     10,966
    Amortization of goodwill................................     2,153      2,153      2,153
    Deferred income taxes...................................     3,546     (2,405)     2,979
    Loss on disposition of property, equipment and
     impairment of capitalized software and equipment.......     5,114        857      1,298
    Curtailment gain on postretirement plan.................      (732)        --         --
    Net changes in operating assets and liabilities:
      (Increase) decrease in marketable securities:
         Corporate funds....................................    (1,682)   (12,330)     9,029
         Members' retention funds...........................    14,285      1,492      6,238
      (Increase) decrease in clearing and transaction fees
       receivable...........................................    (1,762)     6,846     (8,346)
      Decrease (increase) in market data fees receivable....       417        608     (1,007)
      (Increase) decrease in prepaid taxes and expenses.....    (2,789)      (259)     5,024
      (Increase) decrease in other current assets...........    (5,491)       883     (1,378)
      Increase (decrease) in accounts payable and accrued
       liabilities..........................................     9,622       (768)     3,256
      Increase in accrued salaries and related
       liabilities..........................................     1,352      1,021        891
      Decrease in accrued interest payable..................       (53)        --         --
      Increase (decrease) in other current liabilities......       551        (22)       (84)
      Increase in postemployment and postretirement
       benefits.............................................       500        305        185
      (Decrease) increase in other non-current
       liabilities..........................................      (657)     1,586         --
      Increase in deferred rent expense.....................       326        403        916
      Distributions under NYMEX Division members' retention
       program..............................................   (33,221)    (1,313)    (1,106)
      Increase in COMEX Division members' retention
       program..............................................       566         50         --
                                                              --------   --------   --------
         Net cash provided by operating activities..........     8,749     10,188     43,204
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in securities purchased under
    agreements to resell....................................    23,609       (808)   (16,081)
  Capital expenditures......................................   (27,221)   (12,797)   (20,022)
  Decrease in security deposits.............................        --         10         --
  Decrease (increase) in other assets.......................       488     (1,014)      (767)
                                                              --------   --------   --------
         Net cash used in investing activities..............    (3,124)   (14,609)   (36,870)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt agreements........    (2,815)        --         --
                                                              --------   --------   --------
         Cash used in financing activities..................    (2,815)        --         --
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     2,810     (4,421)     6,334
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     2,870      7,291        957
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  5,680   $  2,870   $  7,291
                                                              ========   ========   ========
SUPPLEMENTAL INFORMATION
  Cash paid for:
    Interest................................................  $  7,681   $  7,680   $  7,680
                                                              ========   ========   ========
    Income taxes............................................  $     --   $     39   $    704
                                                              ========   ========   ========
  Noncash members' equity transactions -- transfer to
    subordinated commitment -- members' retention program:
    NYMEX Division..........................................  $     --   $  4,959   $  4,017
                                                              ========   ========   ========
    COMEX Division..........................................  $     --   $    803   $  1,204
                                                              ========   ========   ========
    Increase in prepaid taxes due to NYMEX MRRP tax
     benefit................................................  $  5,728   $     --   $     --
                                                              ========   ========   ========
    Increase in deferred tax asset due to COMEX MRRP tax
     benefit................................................  $  3,169   $     --   $     --
                                                              ========   ========   ========
    Transfer of short-term portion of security deposit to
     other current assets...................................  $  2,699   $     --   $     --
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

     The Company demutualized on November 17, 2000 at which time the book value of the assets and liabilities of New York Mercantile Exchange carried over to NYMEX Exchange. After the demutualization, all the assets and liabilities of NYMEX Exchange were consolidated into the parent company, NYMEX Holdings.

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

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries NYMEX Exchange, COMEX, COMEX Clearing Association, Inc. ("CCA") and NYMEX Technology Corp. (which became inactive in November 1996). Intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     GENERAL -- The preparation of the accompanying consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

     CHANGE IN ACCOUNTING ESTIMATE -- During 2000, the Company changed its estimated useful life for an internally developed software project from five years to three years. This change in estimate was based on management's belief that this software had a shorter useful life due to rapidly changing technology. The effect of this change in estimate for the year ended December 31, 2001 was to decrease the pre-tax income by $675,934, and net income by 314,309 or $385 per share.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents consist of cash and all highly-liquid investments with maturities of three months or less when purchased. The fair value of cash and cash equivalents approximates their carrying amounts.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL -- Securities purchased under agreements to resell are carried at contract value, as specified in the agreements. The market value of securities purchased under agreements to resell is monitored by the Company and additional collateral is obtained as necessary to protect against credit exposure. At December 31, 2001 and 2000, U.S. government securities held in a segregated account by a U.S. money-center bank collateralized the securities purchased under agreements to resell. The Company set aside $17.7 million of securities purchased under agreements to resell for the members' retention plan as of December 31, 2000.

     MARKETABLE SECURITIES -- The Company invests primarily in high-grade tax-exempt municipal bonds and direct obligations of the U.S. government and its agencies. The Company has classified all of its investments in debt and equities as trading. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such classification at each balance sheet date.

     Trading securities are bought and held principally for the purpose of selling them in the near future and are carried at fair value based on quoted market prices. The resulting unrealized gains or losses are recognized currently in the Consolidated Statements of Operations. Realized gains or losses from the sales of marketable securities are determined on the specific identification basis and are included in Investment Income, Net in the Consolidated Statements of Operations.

     The Company has provided financial guaranties and pledged collateral with one of its investment managers relating to a membership seat financing program (See note 16). The investment manager retains a collateral interest in the underlying Company investments equal to 118% of the outstanding loan balance. The Company has not set up allowances for loan losses as the Company retains the exclusive right to assert its lien on and security interest in the membership seat. At December 31, 2001 and 2000, the amount of collateral in marketable securities was $6,774,886 and $10,097,698, respectively. The Company has pledged to the investment manager a security interest in and right of set-off with respect to any assets in the specified investment account for the amounts indicated.

     REVENUE RECOGNITION -- The largest source of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated on the Exchange. Clearing and transaction fees receivable are monies due the Exchange from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Members' equity interests collateralize fees owed to the Exchange. At the end of December 31, 2001 and 2000, no clearing and transaction fees receivable balance was greater than the member's interests. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's interests in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. An allowance for member credits of $600,000 and $1,000,000 has been established based on historical recording of these subsequent credits and has been applied as a reduction of clearing and transaction fees receivable at December 31, 2001 and 2000, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to collectibility is remote and therefore no allowance for doubtful accounts is necessary.

     Effective January 1, 1996, the NYMEX Division adopted a fee reduction program, pursuant to which certain clearing fees of NYMEX Division members are substantially reduced. The Exchange adopted a fee reduction program for futures commission merchants ("FCMs") effective January 1, 1998 and similar fee reduction programs for local owners and floor brokerage operations effective January 1, 1999. These programs have been established to reduce various operating costs to these participants such as telephone, rent and marketing expenses.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Exchange by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the last month reported. The Company conducts periodic audits of the information provided. At December 31, 2001, four vendors represented a receivable balance greater than 50% of the total balance. An allowance for uncollectible receivables of $479,000 and $1,600,000 has been applied as a reduction to the December 31, 2001 and 2000 market data fees receivable balances, respectively. These allowances are intended to cover potential non-collectibility from the market data vendors as well as future adjustments by the market data vendor customers.

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

     Where different depreciation methods or lives are used for tax purposes, deferred income taxes are recorded. The Company capitalizes purchases of software and costs associated with internally developed software. The Company amortizes these expenditures using the straight-line method, substantially over a period of three years, but none exceeding five years.

     The carrying value of property and equipment is assessed annually and/or when factors indicating an impairment may be present. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value. The loss on disposition of assets included in the Consolidated Statements of Operations for these years represents the net book value of property retired from service; in 2001, the loss resulted primarily from the September 11 disaster. Impairment of capitalized software included in the Consolidated Statements of Operations for these years represents the carrying amounts which, based on events or changes in circumstances, management has determined are not recoverable. The impairment amount recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

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

     GOODWILL -- Goodwill, representing the excess of the purchase price over the fair value of the net assets of COMEX (acquired in August 1994), is being amortized on a straight-line basis over the period of expected benefit of 15 years. The accumulated amortization balance as of December 31, 2001, and 2000 was $15,970,000 and $13,817,000, respectively. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based on the most recent sales of COMEX membership interests. COMEX membership interests, or "seats", are purchased from existing COMEX members at prevailing market prices. These prices are established through a bid-and-ask system. There were no impairments recognized during any of the periods presented.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

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

     SEGMENT REPORTING -- Management considers operating results for two business segments: open-outcry, and electronic trading.

     Open-outcry is the trading of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic trading consists of NYMEX ACCESS(R) and the enymex(SM) endeavor, which is an endeavor to create a series of products replicating and complementing the OTC markets to be traded and cleared on an electronic platform. NYMEX ACCESS(R) is an electronic trading system which currently permits the trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, electricity, platinum, gold, silver, copper, aluminum, propane and palladium. (See Note 14.)

  DEFERRED CREDIT -- GRANT FOR BUILDING CONSTRUCTION

     By agreement dated May 18, 1995, the Company secured a grant from the New York City Economic Development Corporation (EDC) and the Empire State Development Corporation (ESDC, formerly called the New York State Urban Development Corporation) for approximately $128.7 million for construction of a new facility. The grant is being recognized in income on the same basis as and matched to the depreciation of the facility. (See Note 15.) The 2001, 2000 and 1999 amortization of the deferred credit is recorded as a reduction to depreciation and amortization expense.

  MARKETING COSTS

     Marketing costs include costs incurred for producing and communicating advertising and other marketing activities. These costs are expensed when incurred.

  EARNINGS PER SHARE

     The Company has only one type of earnings per share calculation, basic earnings per share. In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share are based on the weighted-average number of common shares outstanding in each year. There are no common stock equivalents and, thus, no dilution of earnings per share.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the balance sheet

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date of SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Effective January 1, 2001, the Company adopted this statement. Upon adoption, SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, which revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively, for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company has adopted the provisions of SFAS No. 140 that relate to disclosures of securitization transactions and collateral in the preparation of its consolidated financial statements for the year ended December 31, 2000. The Company adopted the remaining provisions of SFAS No. 140 as required in 2001. Upon adoption, SFAS 140 had no impact on the Company's financial position or results of operations. The Company enters into reverse repurchase agreements that fall under the guidelines of SFAS 140.

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company believes that the adoption of SFAS No. 142 will have a material effect on operations. The Company believes that the adoption of this standard will increase annual pre-tax income exclusive of impairments by $2,153,000, or $2,638 per share, which is the amount of annual amortization of goodwill. The Company does not believe an impairment charge will be required as a result of the adoption of this standard.

     In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operation.

     In October 2001, the Emerging Issues Task Force issued EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for business affected by this event should be accounted for in the financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company adopted the provisions of EITF No. 01-10 during the third quarter of 2001.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

2.  COLLATERIZATION

     The Company receives collateral in connection with reverse repurchase agreements which are held in custody by the Company's banks. At December 31, 2001 and 2000, the Company accepted collateral in the form of U.S. treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to sell or repledge the collateral. The fair value of such collateral at December 31, 2001 and 2000, was $6,500,009 and $30,108,800, respectively.

3.  DEMUTUALIZATION

     On May 12, 2000, the Company's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the Securities and Exchange Commission ("SEC"). The demutualization was completed on November 17, 2000. As a result, NYMEX Holdings owns all of the equity of the Exchange and current NYMEX Division members received all of the stock of NYMEX Holdings, while retaining their trading privileges in NYMEX Exchange. This plan was subsequently approved by the members. The previous contract market designations of pre-demutualization New York Mercantile Exchange were transferred to NYMEX Exchange. A favorable Internal Revenue Service letter ruling was received on October 23, 2000 stating that there would be no adverse tax consequences resulting from the demutualization transaction.

     Expenses incurred for demutualization consisted of accounting, investment banking, legal, printing and SEC filing fees, are shown as a separate line item on the Consolidated Statements of Operations.

4.  PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost, less related accumulated depreciation and amortization of $62,534,000 at December 31, 2001 and $44,933,000 at December 31, 2000.

                     PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                       DECEMBER 31, 2001     DECEMBER 31, 2000
                                                      -------------------   -------------------
                                                        NET       GROSS       NET       GROSS
                                                      --------   --------   --------   --------
Building and improvements...........................  $164,727   $179,770   $167,821   $179,535
Information system equipment........................    25,981     55,065     28,288     50,384
Furniture, fixtures, office machinery and other.....    37,419     55,080     27,982     38,378
Leasehold improvements..............................       356      1,102        456      1,183
                                                      --------   --------   --------   --------
                                                      $228,483   $291,017   $224,547   $269,480
                                                      ========   ========   ========   ========

     Depreciation and amortization expense of property and equipment is presented net of amortization of the deferred credit. This amortization of deferred credit was $2.1 million in 2001, 2000 and 1999, respectively.

     In 2001, the Company recognized an impairment loss of $4.3 million in the carrying value of capitalized software and computer equipment. The Company also retired from service capital assets with related accumulated amortization and depreciation totaling $1.3 million and $500,000, respectively. The resulting loss of $0.8 million was recognized in current earnings.

     In 2000, the Company retired from service capital assets with related accumulated amortization and depreciation totaling $3.2 million and $2.4 million, respectively. The resulting loss (remaining net book value) of $0.8 million was recognized in earnings. In 1999, a similar loss of $1.3 million was recognized and included in the Consolidated Statement of Operations.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

5.  NOTES PAYABLE

     The Company issued a private offering of debt during 1996 and 1997, totaling $100 million to provide completion financing for the new Company trading facility and headquarters. This issue contained three series each with different maturities, interest rates, and required repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company's interest therein, or any other collateral

     Notes payable consisted of the following at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Private Placement Notes:
  7.48%, Senior Notes, Series A, due 2011...................  $28,183    $ 31,000
  7.75%, Senior Notes, Series B, due 2021...................   54,000      54,000
  7.84%, Senior Notes, Series C, due 2026...................   15,000      15,000
                                                              -------    --------
                                                               97,183     100,000
  Less current maturities...................................    2,815       2,815
                                                              -------    --------
  Long-term debt............................................  $94,368    $ 97,185
                                                              =======    ========

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

6.  MEMBERS' RETENTION PROGRAMS

     On October 4, 2000, the Company's Board of Directors voted to terminate the NYMEX Division Members' Retention and Retirement Plan. The Company had maintained a Retention Program under which qualified NYMEX Division members, based on long-term and continuous membership, as defined, may receive payments of $25,000 per year for 10 years. The program was amended to increase the scheduled payment by three percent each year, commencing July 1, 1996, and then remain fixed for each recipient at each respective level. The value of the assets and related liability, as of December 31, 2000, was $33.2 million. The liability is classified as current on the Consolidated Balance Sheet at December 31, 2000. Program commitments were recognized by a transfer from members' equity to a subordinated commitment to the membership. For each of the years ended December 31, 2000 and 1999, $3,600,000 was transferred. This plan was terminated in October 2000 and fully liquidated in January 2001.

     The Company also maintains a Retention Program for members of the COMEX Division. The program is similar to the terminated NYMEX Division program, except that the annual benefit payments are $12,500 ($2,000 for options members) for vested participants and no new participants were permitted after the date of the merger. No payments may be made prior to January 1, 2002. In addition, under the terms of the COMEX merger agreement, the COMEX Division program will be funded at a minimum of $400,000 annually. In any year in which the Company funds the NYMEX Division program or makes a distribution to NYMEX

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

Division members, the funding shall be $800,000. In no event will the Company's liability be greater than $800,000 a year. Such amounts may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Prior to the demutualization of the Company on November 17, 2000, corporate contributions to the plan were recognized as direct transfers from members' equity. After demutualization, corporate contributions and related investment earnings are charged against current operations.

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

7.  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution plan (the "Plan") for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Plan member. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 40% after two full years of service, and then 20 % per year until fully vested at 100% after five years of service. The Company's total contributions to the Plan were $1.7 million, $1.8 million and $1.6 million for each of the years ended December 31, 2001, 2000 and 1999, respectively.

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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     The following table presents the funded status of such plans reconciled with amounts recognized in the Company's consolidated financial statements at December 31 (in thousands):

                                                               2001      2000
                                                               ----      ----
Change in accumulated postretirement benefit obligation:
  Accumulated postretirement benefit obligation, beginning
     of year................................................  $ 4,657   $ 3,761
  Service cost..............................................      445       339
  Interest cost.............................................      352       311
  Impact of special termination benefits....................      148        --
  Actuarial loss............................................      499       429
  Impact of curtailment.....................................     (715)       --
  Benefits paid.............................................     (203)     (183)
                                                              -------   -------
  Accumulated postretirement benefit obligation, end of
     year...................................................  $ 5,183   $ 4,657
                                                              =======   =======
Funded status...............................................  $(5,183)  $(4,657)
  Unrecognized transition obligation........................    1,076     1,355
  Unrecognized prior service cost...........................   (1,176)   (1,494)
  Unrecognized net gain.....................................     (703)   (1,241)
                                                              -------   -------
  Accrued postretirement benefit cost, end of year..........  $(5,986)  $(6,037)
                                                              =======   =======

                                                              2001    2000    1999
                                                              ----    ----    ----
Net periodic postretirement benefit cost consists of the
  following components for the years ended December 31 (in
  thousands):
  Service cost..............................................  $ 445   $ 339   $ 446
  Interest cost.............................................    352     311     248
  Amortization of:
     Transition obligation..................................     97      97      96
     Prior service cost.....................................   (119)   (119)   (118)
     Net gain...............................................    (40)    (62)    (57)
                                                              -----   -----   -----
  Net periodic postretirement benefit cost..................    735     566     615
  Special termination benefits cost.........................    148      --      --
  Curtailment gain..........................................   (732)     --      --
                                                              -----   -----   -----
  Total net periodic postretirement benefit cost............  $ 151   $ 566   $ 615
                                                              =====   =====   =====
Impact of Curtailment.......................................   2001
                                                              -----
  Change in accumulated postretirement benefit obligation...  $(715)
  Recognized transition obligation..........................    182
  Recognized prior service cost.............................   (199)
                                                              -----
Curtailment gain............................................  $(732)
                                                              =====

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 7.0% and 7.50% at December 31, 2001 and 2000, respectively.

     The weighted-average annual assumed rates of increase in the per capita cost to cover benefits (i.e., health care cost trend rate) is 9.5% for 2001 and is assumed to decrease gradually to 5% by 2006 and remain level thereafter.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     The following shows the impact of a 1% change in the trend rate:

                                                                     2001
                                                                     ----
                                                                 1%         1%
                                                               POINT      POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost................   $(108)     $(115)
Effect on accumulated postretirement benefit obligation.....   $(115)     $(206)

10.  INCOME TAXES

     The provision (benefit) for income taxes in the Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999, respectively, consisted of the following (in thousands):

                                                             2001      2000      1999
                                                             ----      ----      ----
Current:
  Federal.................................................  $(2,876)  $(1,475)  $4,391
  State and local.........................................      112       844    1,533
                                                            -------   -------   ------
                                                             (2,764)     (631)   5,924
                                                            -------   -------   ------
Deferred:
  Federal.................................................    3,160    (1,804)   2,844
  State and local.........................................      386      (705)     135
                                                            -------   -------   ------
                                                              3,546    (2,509)   2,979
                                                            -------   -------   ------
          Total provision (benefit).......................  $   782   $(3,140)  $8,903
                                                            =======   =======   ======

     Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before tax is as follows:

                                                              2001     2000     1999
                                                              ----     ----     ----
Statutory U.S. federal tax rate...........................     34.0%    34.0%    34.0%
State and local taxes, net of federal benefit.............     16.9%    (0.2%)   13.6%
Member benefits...........................................       --%     5.8%      --%
Amortization of goodwill..................................     50.1%   (12.4%)    4.7%
Deferred credit amortization--grant for building
  construction............................................    (49.9%)   12.3%    (4.7%)
Tax-exempt income.........................................    (54.5%)   18.5%    (5.1%)
Nondeductible expenses....................................      6.1%    (3.4%)    1.5%
Valuation allowance.......................................     13.6%    (2.0%)     --%
Rate change...............................................       --%    12.4%      --%
Change in estimate........................................     34.9%   (16.2%)     --%
Other, net................................................      2.3%     4.2%    (1.8%)
                                                              -----    -----    -----
Effective tax rate........................................     53.5%    53.0%    42.2%
                                                              =====    =====    =====

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     At December 31, the components of net deferred tax assets (liabilities) were as follows (in thousands):

                                                                2001       2000
                                                                ----       ----
Current
  Assets:
     Unrealized losses on marketable securities.............  $    313   $     --
     Accrued expenses.......................................       324        156
     Federal net operating loss carryforwards...............        --        166
     State and city net operating losses....................        --        365
     Suspended charitable contributions.....................        --        453
     Demutualization costs..................................        --        447
     Legal reserve..........................................       286         --
     Accrued settlement with late president.................       561         --
     Accrued 401(k) benefit.................................       100         --
                                                              --------   --------
                                                                 1,584      1,587
                                                              --------   --------
  Liabilities:
     Unrealized gains on marketable securities..............        --       (297)
     Insurance recovery.....................................    (1,928)        --
     Other..................................................       (15)      (102)
                                                              --------   --------
                                                                (1,943)      (399)
                                                              --------   --------
Total current net deferred tax (liabilities) assets.........  $   (359)  $  1,188
                                                              ========   ========
Noncurrent
  Assets:
     Postretirement benefits................................  $  3,161   $  3,262
     Deferred compensation..................................       605        318
     COMEX retention and retirement program.................     3,169         --
     Suspended charitable contributions.....................     2,373        774
     Federal net operating loss carryforwards...............       491        325
     Demutualization costs..................................     1,726      1,711
     AMT credit carryforwards...............................       405        943
     Market data reserve....................................       219        229
     Impairment of computer equipment.......................       230         --
     Disposition of Leasehold Improvement...................       139         --
     Accrued settlement with late president.................       257         --
     COMEX MRRP contribution and earnings...................       562         --
     State and City net operating losses....................       985         --
     Other..................................................        --        103
                                                              --------   --------
                                                                14,322      7,665
                                                              --------   --------
  Liabilities:
     Capitalization of software.............................    (6,016)        --
     Depreciation and amortization..........................   (17,694)   (18,422)
                                                              --------   --------
     Total noncurrent deferred tax liabilities..............    (9,388)   (10,757)
     Less valuation allowance...............................      (317)      (118)
                                                              --------   --------
Total net noncurrent deferred tax liabilities...............  $ (9,705)  $(10,875)
                                                              ========   ========

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     A valuation allowance of $317 and $118 was established in 2001 and 2000, respectively, in accordance with provisions of SFAS No. 109. The allowance has been established due to the uncertainty of realizing certain tax loss carryforwards.

11.  REDUCTION-IN-WORKFORCE

     In June 2001, the Company implemented a reduction-in-workforce program resulting in the elimination of 20% of the Company's staff. These employees were notified and terminated by the end of the year. This program was adopted in an effort to establish a more cost-efficient business structure in response to competition. These staff reductions encompassed various professional and clerical positions throughout the Company. Restructuring and related costs recorded in fiscal 2001 totaled $4.7 million, or $5,760 per share. Of these charges, $4.2 million were for severance payments to affected employees, $663,000 of which is owed as of December 31, 2001. The remaining $500,000 of the program's costs represents benefits payments made to employees for the rest of the 2001 year.

     On August 1, 2000, the Company implemented a similar program resulting in the elimination of 10% of the Company's staff. Restructuring and related costs recorded in fiscal 2000 totaled $1.9 million or $2,328 per share. Of these charges, $1.8 million were for severance payments to affected employees. The remaining $100,000 of the program's costs represents benefits payments made to employees for the rest of the 2000 year.

12.  SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts; such assets belong to members and thus are not included in the accompanying consolidated financial statements. At December 31, 2001 and 2000, $17,111,072 and $8,615 of cash, $1,876,773,000 and $5,435,298,000 of U.S. Treasury obligations, and $25,000,000 and $11,970,000 of U.S. Treasury bills purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, at December 31, 2001 and 2000, the NYMEX Division held irrevocable letters of credit amounting to $297,496,000 and $452,652,000, respectively, which are used by members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as delivery obligations in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the member firms depositing such securities.

     In addition, $1,655,920,000 representing shares of certain money market mutual funds were held by the NYMEX Division on behalf of clearing members. No such deposits were held as of the prior year because such assets were not acceptable forms of margin in the year 2000.

     At December 31, 2001 and 2000, the COMEX Division's segregated funds consisted of $865,059 and $572 in cash, $580,161,000 and $507,545,000 in U.S.
Treasury bills, and $715,000 and $1,700,000 of U.S. Treasury bills purchased under agreements to resell, respectively. The COMEX Division also holds irrevocable letters of credit aggregating $64,850,000 and $30,450,000 as of December 31, 2001 and 2000, respectively.

13.  GUARANTY FUND

     Each clearing member is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX and/or COMEX). Separate and distinct Guaranty Funds, held by the Company, are maintained for the NYMEX

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
and COMEX Divisions. These funds may be used by the respective divisions for any loss sustained by the Company as a result of the failure of a clearing member to discharge their obligations.

     At December 31, 2001 and 2000, the total deposits maintained in the NYMEX Division Guaranty Fund were $82,801,000 and $79,276,000, respectively. At December 31, 2001 and 2000, the total deposits for the COMEX Division Guaranty Fund were $78,280,000 and $77,812,000, respectively.

14.  SEGMENT REPORTING

     The Company considers operating results for two business segments: open-outcry and electronic trading.

     Open-outcry is the trading of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic trading consists of NYMEX ACCESS(R) and the enymex endeavor, which is an effort to create a series of products replicating and complementing the OTC markets to be traded and cleared on an electronic platform. Both systems currently allow for the trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, electricity, platinum, gold, silver, copper, aluminum, propane and palladium.

     Prior year's financial information relating to these new business segments is set forth below, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                                                                            ELECTRONIC
                                                              OPEN-OUTCRY    TRADING      TOTAL
                       (IN THOUSANDS)                         -----------   ----------   --------
Year Ended December 31, 2001:
  Operating revenues........................................   $135,036      $  9,245    $144,281
  Operating expenses........................................    112,402        27,398     139,800
  Operating income (loss)...................................     22,634       (18,153)      4,481
  Investment income.........................................      4,643            --       4,643
  Interest expense..........................................      7,662            --       7,662
  Depreciation and amortization, net........................     12,651         3,373      16,024
  Income tax expense (benefit)..............................     10,494        (9,712)        782
  Net income (loss).........................................   $  9,121      $ (8,441)   $    680
Year Ended December 31, 2000:
  Operating revenues........................................   $123,953      $  6,916    $130,869
  Operating expenses........................................    117,111        21,316     138,427
  Operating income (loss)...................................      6,842       (14,400)     (7,558)
  Investment income.........................................      9,355            --       9,355
  Interest expense..........................................      7,718            --       7,718
  Depreciation and amortization, net........................     10,302         3,560      13,862
  Income tax (benefit) expense..............................      4,492        (7,632)     (3,140)
  Net income (loss).........................................   $  3,987        (6,768)     (2,781)
Year Ended December 31 1999:
  Operating revenues........................................   $136,032      $  8,403    $144,435
  Operating expenses........................................    108,851        10,712     119,563
  Operating income (loss)...................................     27,181        (2,309)     24,872
  Investment income.........................................      3,942            --       3,942
  Interest expense..........................................      7,721            --       7,721
  Depreciation and amortization, net........................     10,199           767      10,966
  Income tax (benefit) expense..............................      9,877          (974)      8,903
  Net income (loss).........................................   $ 13,525      $ (1,335)     12,190

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

15.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2001. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. On August 1, 2001 the Court granted a motion to add eSpeed as a plaintiff. On August 10, 2001 the Exchange made a motion to bifurcate the issues of willfulness of infringement and damages from all other issues in the case and requested a stay of discovery on the issues of willfulness and damages. The Court has not ruled on this motion. The case is in discovery. The Markman hearing is scheduled for April 15, 2002.

     Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. On December 17, 2001 the Court rendered a decision granting in part the Exchange's motion for a further bill of particulars from plaintiffs. The case is in discovery.

     Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. This action is pending in New York State Supreme Court (New York County). NYMEX Exchange was served with a summons and complaint on January 24, 2001. Plaintiffs are former employees who were terminated as part of the 10% reduction in force that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero) and that they were improperly terminated. Henry seeks reinstatement to his former position; compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. Terrero seeks reinstatement to his former position; compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. NYMEX Exchange served its answer on February 13, 2001. The case remains in discovery.

     New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On or about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. The Second Amended Complaint was served on or about November 26, 2001. GlobalView served its answer to the Second Amended Complaint and Counterclaims on about February 14, 2002. GlobalView asserted two additional counterclaims for tortious interference each seeking an additional $9 million in damages. By stipulation, the parties agreed to extend NYMEX Exchange's time to respond to the counterclaims to March 15, 2002.

     The Company occupies premises under leases, including the land lease, with various lessors which expire in 2002 through 2069. For the years ended December 31, 2001, 2000 and 1999, rental expense for the premises amounted to $2,837,499, $2,019,950 and $2,038,584, respectively. At December 31, 2001, the Company was obligated for future minimum rental payments required under the noncancelable terms of various leases as follows:

                                                              (IN THOUSANDS)
2002........................................................     $ 5,491
2003........................................................       3,724
2004........................................................       2,740
2005........................................................       2,216
2006........................................................       2,220
2007 and thereafter.........................................      11,172
                                                                 -------
          Total.............................................     $27,563
                                                                 =======

     The Company began leasing space in its headquarters during 1997. Rents earned from these rentals were $4,331,836, $3,385,882 and $3,159,875 during 2001, 2000 and 1999, respectively.

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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

EMPLOYMENT AGREEMENTS

     The Company has an employment and compensation agreement with one of its executive officers. This agreement provides for the named officer to earn a minimum of $500,000 per year through 2003. In addition to the stated annual salary, the executive shall have the opportunity to receive an annual bonus in an amount to be determined by the Board of Directors, but in no event less than $250,000 per year. Under the terms of the Agreement, Mr. Wolkoff is entitled to a termination payment in the event he is terminated without Cause or for Good Reason. Good Reason in the Agreement is defined as relocation by more than 50 miles of Mr. Wolkoff's principal place of employment or a material uncured breach by the Company. In such event, Mr. Wolkoff is entitled to a termination payment in the amount of (A) a cash payment equal to 200% of the sum of (x) annual salary and (y) the minimum annual bonus payable in prescribed installments over a one-year period.

16.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The inherent nature of the Company's business frequently gives rise to related party transactions. The majority of the Company's shareholders, including several members of the board of directors, frequently do business with the NYMEX or COMEX Division. The board establishes fees and usage charges and also determines the extent of any member rebate program.

     The following are descriptions of material transactions involving the Company and its directors:

     Pioneer Futures, Inc., of which the Chairman of the Board of the Company is the sole shareholder, is one of the largest clearing members with whom the Company does business. For the year ended December 31, 2001, a total of $8,319,618 in revenue was derived from this company from clearing and transaction fees, rental income, and various other floor fees. This amount represents 6% of the Company's total consolidated revenue.

     Pioneer Futures, Inc., currently leases from NYMEX Exchange approximately 43,115 square feet of space at the One North End Avenue facility. Pioneer Futures, Inc., has nine (9) leases as follows: (1) 5,019 square feet expiring on November 20, 2002; (2) 10,360 square feet expiring on December 14, 2002; (3) 2,840 square feet expiring on December 14, 2002; (4) 561 square feet expiring on December 31, 2002; (5) 1,372 square feet expiring on May 31, 2003; (6) 792 square feet expiring on July 31, 2003; (7) 2,560 square feet expiring on September 1, 2003; (8) 718 square feet expiring on November 30, 2003; and (9) 18,893 square feet expiring on June 30, 2005.

     As of December 1, 2001, Pioneer Futures, Inc., assigned its rights to the following leases: 5,019 square feet expiring on November 20, 2002; 792 square feet expiring on July 31, 2003; and 718 square feet expiring on November 30, 2003.

     From June 1, 2001 to October 31, 2001, Pioneer Futures, Inc., occupied additional office space: 536 square feet for $1,829 a month and 1,608 square feet for $5,487 a month. The aggregate amount of rent collected from Pioneer during 2001 was $1,679,817.

     Sterling Commodities Corp., of which a director of the Company is the President, currently leases from NYMEX Exchange approximately 6,253 square feet of space at the One North End Avenue facility. The lease expires on November 23, 2002. The current annual rent for this space is $225,108. The director's father is Chief Executive Officer and 100% owner of Sterling Commodities Corp.

     Genesis 10, of which a Public director of the Company is the founder and Chief Executive Officer, is an information technology consulting firm. This Public Director owns 90% of the equity interest of Genesis 10. The Company has entered into a written contractual relationship with Genesis 10 pursuant to which Genesis 10 provides the services of one temporary Senior Developer/Architect. The Company has paid approximately $286,233 to Genesis 10 for services rendered in 2001. If the Senior Developer/Architect is

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
hired on a permanent basis, NYMEX Exchange will be obligated to pay Genesis 10 a fee of 30% of annual compensation.

     Seat Financing Program

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to this program, the member remains primarily liable for the loan that is used to purchase an interest in the Company. The Company's guarantee is limited to the lesser of $500,000 or 50% of the purchase price of the membership interest, and the Company has the right to liquidate the interest if the member defaults on the loan. Under the program, the Company may issue guarantees totaling, in the aggregate, up to $11 million. As of February 15, 2002, the following directors had loan balances relating to this program of greater than $60,000:
Robert Coakley ($276,013) and Steven Karvellas ($190,000).

17.  DISASTER RECOVERY

     On September 11, 2001, terrorists attacked the World Trade Center which caused the closure of the Company's trading facility for four business days and limited trading hours through the end of the year. The Company incurred $4.8 million in expenses above and beyond the normal course of business during the remainder of the 2001 fiscal year to return the Company to normal operations as quickly as possible after the event. Such expenses included, but were not limited to, increased building security, transportation costs, temporary command center costs, environmental cleaning costs and costs related to the Company's back-up data center. A receivable of $4.2 million for the insurance recovery has been recorded in other current assets on the consolidated balance sheet at December 31, 2001 for these costs. The corresponding expenses have been reduced by this amount in the consolidated statements of operations for the year ended December 31, 2001.

     The Company also suffered losses resulting from business interruption for a four-day period immediately following this event. The Company has continued to incur expenses and loss of revenues due to limited trading hours subsequent to the year ended December 31, 2001. The Company has substantial insurance which it expects to cover losses resulting from business interruption and expenses associated with property and casualty losses, the total of which is yet to be fully determined.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     (In thousands, except per share data)

                                                                        2001
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Quarter Ended
----------------------------------------------------
Volumes
NYMEX Division......................................    20,549     23,717     20,967     23,024
COMEX Division......................................     4,043      4,186      3,158      3,381
Summarized financial data
Net revenues........................................  $ 33,605   $ 35,806   $ 34,546   $ 40,324
(Loss) income from operations.......................    (1,082)    (1,165)     2,638      4,090
(Benefit) provision for income taxes................      (456)      (778)       985      1,031
Net (loss) income...................................      (829)    (1,132)     1,130      1,511
Net (loss) income per common share..................    (1,016)    (1,387)     1,385      1,852
Dividends per common share..........................        --         --         --         --
Common stock prices
  High..............................................  $735,000   $735,000   $750,000   $825,000
  Low...............................................  $710,000   $685,000   $750,000   $750,000

                                                                        2000
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Quarter Ended
---------------
Volumes
NYMEX Division......................................    22,463     22,055     22,514     21,689
COMEX Division......................................     4,828      4,072      3,240      3,213
Summarized financial data
Net revenues........................................  $ 34,637   $ 32,424   $ 32,819   $ 30,989
Income (loss) from operations.......................     2,597     (4,023)    (4,737)    (1,395)
Provision (benefit) for income taxes................     1,417     (1,940)    (2,051)      (566)
Net income (loss)...................................     1,535     (1,973)    (1,895)      (448)
Net income (loss) per common share..................     1,881     (2,418)    (2,322)      (549)
Dividends per common share..........................        --         --         --         --
Common stock prices
  High..............................................  $725,000   $650,000   $700,000   $700,000
  Low...............................................  $600,000   $550,000   $601,000   $650,000

---------------

Note: On November 17, 2000, the Company's demutualization transaction was completed. Each existing NYMEX Division membership was exchanged for a share of common stock and a Class A membership in NYMEX Exchange. Common stock prices presented for the quarters in 1999 and through the third quarter of 2000 relate to membership interests, not common stock.

                                    ********