Form 10-Q
period 2002-03-31
NYMEX HOLDINGS INC
filed 2002-05-15
CIK 1105018

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO__________

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

                              Yes [X]       No [ ]

     As of May 15, 2002, 816 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    3
            Unaudited Condensed Consolidated Statements of Operations
               And Retained Earnings/Accumulated Deficit for the Three
               Months Ended March 31, 2002 and March 31, 2001.........    3
            Unaudited Condensed Consolidated Balance Sheets at March
               31, 2002 and December 31, 2001.........................    4
            Unaudited Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2002 and March 31,
               2001...................................................    5
            Notes to Unaudited Condensed Consolidated Financial
               Statements for the Three Months Ended March 31, 2002
               and March 31, 2001.....................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17

PART II: OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   18
Item 2.   Changes in Securities and Use of Proceeds...................   18
Item 3.   Defaults Upon Senior Securities.............................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
Item 5.   Other Information...........................................   18
Item 6.   Exhibits and Reports on Form 8-K............................   18
Signatures............................................................   19

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS/ACCUMULATED DEFICIT
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Operating Revenues:
  Clearing and transaction fees, net of member fee
     rebates................................................  $32,931    $23,740
  Market data fees..........................................    8,312      8,263
  Other, net of rebates.....................................    1,446      1,602
                                                              -------    -------
          Total operating revenues..........................   42,689     33,605
                                                              -------    -------
Operating Expenses:
  Salaries and employee benefits............................   11,372     11,690
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................    4,416      3,821
  Rent and facility.........................................    4,411      4,086
  Telecommunications, equipment rentals and maintenance.....    3,922      3,943
  Professional services.....................................    3,795      4,105
  General and administrative................................    3,302      4,249
  Loss on disposition of property and equipment.............      677         24
  Amortization of goodwill..................................       --        538
  Other.....................................................    1,819      2,231
                                                              -------    -------
          Total operating expenses..........................   33,714     34,687
                                                              -------    -------
Income (Loss) from Operations...............................    8,975     (1,082)
Other Income (Expenses):
  Investment income, net....................................      809      1,725
  Interest expense..........................................   (1,874)    (1,928)
                                                              -------    -------
Income (loss) before (provision) benefit for income taxes...    7,910     (1,285)
(Provision) benefit for income taxes........................   (3,955)       456
                                                              -------    -------
Net income (loss)...........................................    3,955       (829)
Retained earnings, beginning of period......................      924        244
                                                              -------    -------
Retained earnings/accumulated deficit, end of period........  $ 4,879    $  (585)
                                                              =======    =======
Net income (loss) per share (based on 816 shares)...........  $ 4,847    $(1,016)
                                                              =======    =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2002        2001(1)
                                                              ---------   ------------
                           ASSETS
Cash and cash equivalents...................................  $  3,989      $  5,680
Securities purchased under agreements to resell.............    10,500         6,500
Marketable securities, at market (cost of $65,521 at March
  31, 2002 and $65,339 at December 31, 2001)................    64,964        65,025
Clearing and transaction fees receivable, net...............    13,126         9,337
Market data fees receivable, net............................     4,308         3,622
Other current assets........................................    21,428        24,464
                                                              --------      --------
          Total current assets..............................   118,315       114,628
Property and equipment, net.................................   224,907       228,483
Goodwill, net...............................................    16,329        16,329
Other assets................................................     9,659         9,756
                                                              --------      --------
          Total assets......................................  $369,210      $369,196
                                                              ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................  $ 12,795      $ 20,907
Accrued interest payable....................................     3,735         1,867
Notes payable...............................................     2,815         2,815
Deferred credit -- grant for building construction..........     2,145         2,145
Deferred income taxes.......................................        --           359
Other current liabilities...................................     7,455         6,791
                                                              --------      --------
          Total current liabilities.........................    28,945        34,884
Notes payable...............................................    94,368        94,368
Deferred credit -- grant for building construction..........   116,354       116,890
Other non-current liabilities...............................    21,348        19,039
Subordinated commitment -- COMEX members' retention
  program...................................................    10,004         9,779
                                                              --------      --------
          Total liabilities.................................   271,019       274,960
                                                              --------      --------
COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued
  and outstanding...........................................        --            --
Additional paid-in capital..................................    93,312        93,312
Retained earnings...........................................     4,879           924
                                                              --------      --------
          Total stockholders' equity........................    98,191        94,236
                                                              --------      --------
          Total Liabilities and Stockholders' Equity........  $369,210      $369,196
                                                              ========      ========

---------------
(1) The amounts as of December 31, 2001 have been derived from the audited consolidated financial statements of NYMEX Holdings, Inc. and subsidiaries.

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
Cash Flows From Operating Activities:
  Net income (loss).........................................  $ 3,955   $   (829)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........    4,416      3,821
     Amortization of goodwill...............................       --        538
     Deferred income taxes..................................    1,852       (378)
     Loss on disposition of property and equipment..........      677         24
     Net changes in operating assets and liabilities........   (6,635)    17,481
                                                              -------   --------
          Net cash provided by operating activities.........    4,265     20,657
                                                              -------   --------
Cash Flows From Investing Activities:
  (Increase) decrease in securities purchased under
     agreements to resell...................................   (4,000)    17,108
  Capital expenditures......................................   (2,053)    (5,474)
  Decrease in other assets..................................       97         95
                                                              -------   --------
          Net cash (used in) provided by investing
           activities.......................................   (5,956)    11,729
                                                              -------   --------
Cash Flows From Financing Activities:
  Distributions under NYMEX Division members' retention
     program................................................       --    (33,221)
                                                              -------   --------
          Cash used in financing activities.................       --    (33,221)
                                                              -------   --------
Net Decrease in Cash and Cash Equivalents...................   (1,691)      (835)
Cash and Cash Equivalents, Beginning of Year................    5,680      2,871
                                                              -------   --------
Cash and Cash Equivalents, End of Period....................  $ 3,989   $  2,036
                                                              =======   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                       MARCH 31, 2002 AND MARCH 31, 2001

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Throughout this document NYMEX Holdings, Inc., will be referred to as NYMEX Holdings and, together with its subsidiaries, as the "Company." The two principal subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc., ("NYMEX Exchange" or "NYMEX Division"), and Commodity Exchange Inc. ("COMEX" or "COMEX Division"), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the "Exchange."

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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the dates and interim periods covered. Interim period operating results may not be indicative of the operating results for a full year. This information should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 and 2000 and for each year in the three-year period ended December 31, 2001.

     The preparation of the accompanying unaudited condensed consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

     Certain reclassifications have been made to the prior year amounts to conform to the current presentation. All intercompany balances and transactions have been eliminated in consolidation.

     For a summary of significant accounting policies (which have not significantly changed from December 31, 2001 -- see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 2001 financial statements which were filed with the SEC in the Company's Form 10-K on March 5, 2002.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. The Company believes that the adoption of SFAS No. 142 has a material effect on operations. The adoption of this standard has increased pre-tax income and net income for the first quarter of 2002 by $538,000, or $659 per share, which is the amount of quarterly amortization of goodwill.

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

     In 2002, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets was adopted. This statement establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. As a result of adoption, no impairment charges resulted from the required impairment evaluations.

3.  COLLATERALIZATION

     At March 31, 2002 and December 31, 2001, the Company had accepted collateral in the form of United States Treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements with, and are held in custody by, its banks. The fair value of such collateral at March 31, 2002 and December 31, 2001 was approximately $10,500,000 and $6,500,009, respectively.

4.  REVENUE REBATE AND FEE REDUCTION PROGRAM

     The Company has a fee rebate program which substantially reduces clearing fees for the NYMEX Division members. Rebates under this program totaled $1.0 million and $1.6 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Clearing and transaction fees are presented in the unaudited condensed consolidated statements of operations and retained earnings/accumulated deficit, net of these rebates.

     The Company also adopted several incentive programs for members for the purpose of reducing various operating costs. These incentive programs totaled $471,000 and $498,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. Other revenues are presented in the unaudited condensed consolidated statements of operations and retained earnings/accumulated deficit, net of fee reductions related to these programs.

5.  SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These assets belong to the clearing member firms and are not included in the accompanying unaudited condensed consolidated financial statements. At March 31, 2002 and 2001, $18,700,793 and $922,081 of cash, $1,839,162,000 and $3,286,609,900 of U.S.
Treasury obligations and $40,800,000 and $22,300,000 of U.S. Treasury obligations purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, at March 31, 2002 and 2001, the NYMEX Division held irrevocable letters of credit amounting to $166,956,000 and $166,252,000, respectively, which are used by clearing members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as delivery obligations, in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the clearing member firms depositing such securities.

     In addition, $1,826,920,000 representing shares of certain money market mutual funds were held by the NYMEX Division on behalf of clearing members. No such deposits were held as of the prior year because such assets were not acceptable forms of margin in the first quarter of 2001.

     At March 31, 2002 and 2001, the segregated funds of the Company's COMEX Division consisted of $2,242,527 and $126,978 in cash, $669,535,000 and $525,239,000 in U.S. Treasury obligations and $1,395,000 and $1,640,000 of U.S.
Treasury obligations purchased under agreements to resell, respectively. The COMEX Division also held irrevocable letters of credit aggregating $44,150,000 and $22,500,000 as of March 31, 2002 and 2001, respectively.

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

     At March 31, 2002 and 2001, the total deposits maintained in the NYMEX Division Guaranty Fund were $83,906,000 and $79,681,000, respectively. At March 31, 2002 and 2001, the total deposits for the COMEX Division Guaranty Fund were $75,385,000 and $77,393,000, respectively.

7.  SEGMENT REPORTING

     During the second quarter of 2001, the Company changed its structure of internal reporting which caused the composition of reportable segments to change.

     The Company considers operating results for two business segments: open-outcry trading and electronic trading.

     Open-outcry is the trading of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic trading consists of NYMEX ACCESS(R), which became web-based in the third quarter of 2001 and is an electronic platform for trading contracts. Both systems currently allow for the trading and clearing of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, platinum, gold, silver, copper, aluminum, propane and palladium.

     Financial information relating to these new business segments is set forth below, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                                                                     ELECTRONIC
                                                       OPEN-OUTCRY    TRADING      TOTAL
(In thousands)                                         -----------   ----------   -------
Three Months Ended March 31, 2002:
  Operating revenues.................................    $38,955      $ 3,734     $42,689
  Operating expenses.................................     30,086        3,628      33,714
  Operating income...................................      8,869          106       8,975
  Investment income, net.............................        809           --         809
  Interest expense...................................      1,874           --       1,874
  Depreciation and amortization, net.................      2,994        1,422       4,416
  Income tax expense.................................      3,902           53       3,955
  Net income.........................................    $ 3,902      $    53     $ 3,955
Three Months Ended March 31, 2001:
  Operating revenues.................................    $31,873      $ 1,732     $33,605
  Operating expenses.................................     26,928        7,759      34,687
  Operating income (loss)............................      4,945       (6,027)     (1,082)
  Investment income, net.............................      1,725           --       1,725
  Interest expense...................................      1,928           --       1,928
  Depreciation and amortization, net.................      2,993          828       3,821
  Income tax expense (benefit).......................      1,683       (2,139)       (456)
  Net income (loss)..................................    $ 3,059       (3,888)       (829)

8.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of March 31, 2002. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     - eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. On August 1, 2001, the Court granted a motion to add eSpeed as a plaintiff. On August 10, 2001, the Exchange made a motion to bifurcate the issues of willfulness of infringement and damages from all other issues in the case and requested a stay of discovery on the issues of willfulness and damages. On April 16, 2002, the Court denied the Exchange's motion and granted plaintiff's cross-motion. The Markman hearing was held on April 18, 2002. The Court reserved its decision. The case is in discovery.

     - Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. On December 17, 2001, the Court rendered a decision granting in part, the Exchange's motion, for a further bill of particulars from plaintiffs. The case is in discovery.

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

     - New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On or about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. The Second Amended Complaint was served on or about November 26, 2001. GlobalView served its answer to the Second Amended Complaint and Counterclaims on about February 14, 2002. GlobalView asserted two additional counterclaims for tortious interference each seeking an additional $9 million in damages. On March 14, 2002, the Exchange served its reply to the counterclaims.

     When the Company adapted its electronic trading strategy to an internet-based platform, it terminated the contractual arrangement for its proprietary network. The Company is currently negotiating a settlement of any associated termination charges which the Company may be required to pay; an estimate of which has been accrued and is reflected in the unaudited condensed consolidated financial statements.

9.  DISASTER RECOVERY

     As a result of the September 11, 2001 terrorist attack, the Company's back-up data center, located near the World Trade Center, was rendered non-operational. The Company is currently utilizing its web hosting facility as a temporary backup data center. As part of a long-term solution, the Company has signed a lease for a facility, located outside New York City, to serve as a full service back-up trading facility and data recovery center. The Company expects to complete the necessary construction and technological installation before the end of this year.

     An additional receivable of $1.3 million for the insurance recovery has been recorded during the first quarter of 2002, bringing the total to $5.5 million. The corresponding expenses have been reduced by this amount in the unaudited condensed consolidated statements of operations. $1 million of the total insurance receivable was collected during the first quarter of 2002. Of the remaining $4.5 million balance which has been recorded in other current assets on the condensed consolidated balance sheet at March 31, 2002, an additional $2 million was received subsequent to the balance sheet date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the three months ended March 31, 2002. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify such statements by using words such as "anticipate," "assumes," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including: the Company's ability to continue to develop and market new innovative products and services and to keep pace with technological change; failure to continue to develop and market a new electronic trading system; failure to obtain or protect intellectual property rights; competitive pressures; financial condition or results of operations; quarterly fluctuations in revenues and volatility of commodity prices; changes in financial or business conditions; ability to attract and retain key personnel; ability to successfully manage acquisitions and alliances; and legal and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company's other filings with the SEC, or in materials incorporated therein by reference.

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

RESULTS OF OPERATIONS

     The Company reported net income of $3,955, or $4,847 per share, which represented an increase of $4,784, compared to the net loss of $829 in the first quarter of 2001. This increase was primarily the result of the following factors:

     - an increase in volume on cleared contracts on the NYMEX Division, primarily due to strong trading in natural gas and crude oil;

     - revenues resulting from the introduction of Exchange of Futures for Swaps in natural gas;

     - non-recurrence of bad debt expense recorded in the prior year due to the bankruptcy filing of a large market data service provider.

     The following discussion provides additional information about the Company's operating results for the first quarter of 2002:

  Revenues

     Total operating revenues were $42,689 in the first quarter of 2002, up $9,084 or 27%, from the same period in 2001.

     Clearing and transaction fees which represent the core business of the Company, are directly affected by volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand of the underlying commodities;

     - market perception of price volatility in the commodities and financial markets;

     - weather conditions affecting certain energy commodities; and

     - national and international economic and political conditions.

     In the first quarter of 2002, clearing and transaction fees, net of member fee rebates, were $32,931 compared to $23,740 earned during the same quarter last year. This 39% increase was principally the result of greater trading volume on the NYMEX Division as well as the impact of a board-approved 50% reduction in NYMEX Division member fee rebate rates. Member fee rebates, which apply only to NYMEX Division members, amounted to $1,003 and $1,552 for the three months ended March 31, 2002 and 2001, respectively.

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, was $27,946 in the first quarter of 2002, up 51% from the 2001 comparable period. The overall trading volume for the NYMEX Division increased 33% Regular Trading Hour ("RTH") and 117% NYMEX ACCESS(R) during the first quarter of 2002 when compared with the same period a year ago.

     Total volume on NYMEX ACCESS(R) also increased 113% compared with the same period one year ago. The Exchange believes that this increase is due in part to increased accessibility to the system by users through the internet, the increase in availability of electronic trading rights due to the lifting of the cap on such rights, and the implementation of enhanced functionality on the system.

     Natural Gas -- RTH volume in this contract increased by 112% during the first quarter 2002 when compared with the same quarter a year ago. Natural Gas Options traded at record volume levels for the quarter, rising more than threefold from the first quarter of 2001. Credit concerns and a recovering economy boosted trading activity in options even more than futures. The Enron bankruptcy filing created uncertainty in the natural gas market and highlighted the concerns of counter-party credit risk. Various NYMEX initiatives, including the Exchange of Futures for Swaps mechanism introduced in Natural Gas in November 2001, along with lower margin rates, stable price levels and lower contract values helped promote increased trading in the Natural Gas futures and options contracts.

     Crude Oil -- RTH volume in this contract increased by 17% during the first quarter of 2002 when compared with the same quarter a year ago and is the first quarterly increase in over a year. Heightened volatility levels and credit concerns in the over-the-counter ("OTC") market accounted for much of the increase. Uncertainty in the market as measured by the near month option implied volatility, rose from an average of 41% in the first quarter of 2001 to 51% in this year's first quarter. Crude Oil futures trading volume increased 12% in the first quarter of 2002 compared with the previous year's period. Middle East unrest and increased OPEC compliance with production cuts were behind the substantial increase in Crude Oil volatility.

     Heating Oil -- RTH volume in this contract increased by 12% during the first quarter of 2002 when compared with the same quarter a year ago. The primary factor was higher volatility exhibited by these markets. Somewhat stronger economic performance boosted demand for refined products. Futures and options volume both experienced strong growth from the year earlier period. Part of this can be explained by the falling differential between refined products and crude oil. In 2001's first quarter, the average first month differential from crude oil was $4.18 for Heating Oil. This compares to the first quarter of 2002 where the differential fell to $2.47. This impacted options trading far more than futures trading.

     The COMEX Division's clearing and transaction fees were $4,985 in the first quarter of 2002, down 4% from the 2001 comparable period. Trading volume significantly increased in the COMEX Division's silver contracts but was equally offset by weak trading in the copper contracts, while trading in gold, COMEX's largest contract, remained flat.

     Silver -- RTH volume in this contract increased by 15% during the first quarter of 2002 when compared with the same quarter a year ago. Silver futures experienced the largest increase in metals trading on the Exchange, as futures activity rose 11% and options rose 42% from the year earlier quarter. Silver benefited from its status as both an industrial and monetary metal as accelerated economic activity stimulated trading activity on both counts.

     Copper -- RTH volume in this contract, which is the third most active on the COMEX division and the seventh most active overall, decreased by 16% during the first quarter of 2002 when compared with the same quarter a year ago. The industrial metal copper suffered a significant decline in trading activity compared to the year ago period. A global production increase offset higher demand for this metal leading to relatively stable prices and little impetus to institute commercial hedging programs. Plentiful stocks of this metal were manifested by the cash and carry term structures in their futures curves.

     Market data fee revenue, which represented 19% of the Company's total operating revenues for the first quarter of 2002, remained virtually unchanged compared with the same quarter a year ago. The benefits of a mid-year price increase in 2001 were largely offset by declining subscriber units, particularly for COMEX data.

  Operating Expenses

     Total operating expenses were $33,714 during the first quarter of 2002, down $973 or 3% from the comparable period in 2001.

     Salaries and employee benefits, which constitute 34% of total operating expenses for the first quarter of 2002, remained virtually unchanged. Annual merit increases, as well as the filling of several senior management positions, and additional severance packages issued during the first quarter of 2002 were offset by savings from the Reduction-in-Workforce plan implemented last year.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $595, or 16%, in the first quarter of 2002 when compared to the same quarter in 2001. This increase, which is expected to continue throughout the remainder of the year, is the result of the start-up of internet-based NYMEX ACCESS(R) trading during the end of 2001. The launch, in September 2001, initiated the amortization of project-related software development costs.

     Rent and facility expenses increased by $325, or 8%, during the first quarter of 2002 compared to the same period in 2001. Increased building security services as a result of the 9-11 terrorist attacks make up the majority of this increase. This trend is expected to continue during the second quarter of 2002. This increase was partially offset by a decrease in energy prices for light, heat and power during the first quarter of 2002.

     Professional services decreased by $310, or 8%, during the first quarter of 2002 over the same quarter a year ago. Consulting services rendered on the Company's e-commerce initiatives during the first quarter of 2001 compared to this year's first quarter contributed to the decrease. These savings were partially offset by significant first quarter expenditures for legal fees to defend the patent litigation, which has entered the deposition phase of the case.

     General and administrative expenses decreased by $947 during the first quarter of 2002, down 22% from the comparable period in 2001. Bad debt expenses of $813 were recorded during the first quarter of 2001 resulting from the bankruptcy filing of a large market data service provider.

     Loss on disposition of property and equipment increased by $653 during the first quarter of 2002 compared to the same quarter last year, primarily as a result of write-offs of computer equipment.

     Goodwill is no longer being amortized in 2002. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. This has resulted in a decrease in operating expenses for the first quarter of 2002 of $538 when compared with the same quarter a year ago.

     Other expenses decreased by $412, or 18%, during the first quarter of 2002 compared to the same period in 2001 principally due to lower funding requirements of the COMEX members retention plan.

  Other Income

     Investment income, net of investment advisory fees, decreased by $916, or 53%, during the first quarter of 2002 when compared to the same quarter in 2001. Lower returns on fixed income securities as well as lower interest income on reverse repurchase agreements are the primary reasons for the decline.

  Provision for Income Taxes

     The Company's effective tax rate increased due to the lower proportion of tax-exempt earnings relative to pre-tax income and changes in estimates.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. Capital expenditures were $2,053 during the first quarter of 2002. These capital expenditures were used to update and enhance computer software applications. The Company has also developed a plan and anticipates spending approximately $12-14 million to construct a full service back-up trading facility and data recovery center, which the Company expects to complete by the end of 2002. The Company had $79,453 in cash, cash equivalents and marketable securities at March 31, 2002.

  Cash Flow

                                                         (IN THOUSANDS)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                       2002          2001
                                                      -------      --------
Net cash provided by (used in):
  Operating activities..............................  $ 4,265      $ 20,657
  Investing activities..............................   (5,956)       11,729
  Financing activities..............................       --       (33,221)
                                                      -------      --------
Net decrease in cash and cash equivalents...........  $(1,691)     $   (835)
                                                      =======      ========

  Working Capital

                                                            (IN THOUSANDS)
                                                    AT MARCH 31,   AT DECEMBER 31,
                                                        2002            2001
                                                    ------------   ---------------
Current assets....................................    $118,315        $114,628
Current liabilities...............................      28,945          34,884
                                                      --------        --------
Working capital...................................    $ 89,370        $ 79,744
                                                      ========        ========
Current ratio.....................................      4.09:1          3.29:1

     The reduction in cash was primarily the result of the liquidation of the NYMEX members' retention and retirement plan.

     Current assets at March 31, 2002 increased by $3,687, or 3%, from year-end 2001 primarily as a result of a stronger financial performance in 2002. The primary changes in current assets consisted of an increase of $4,475 in clearing and market data receivable due to strong trading volume in the first quarter of 2002.

     Current liabilities at March 31, 2002 decreased by $5,939, or 17%, from year-end 2001, primarily as a result of payments made during the first quarter of 2002 for the capital expenditures incurred in the prior quarter for the disaster recovery from September 11. Offsetting this decrease was an increase in interest payable of $1,868, or 100%, which represents three more months of interest on outstanding debt.

  Future Cash Requirements

     As of March 31, 2002, the Company had long-term debt of $94,368 and short-term debt of $2,815. This debt consisted of the following:

     - $28,183 of 7.48% notes, of which $2,815 is short term, with a remaining ten-year principal payout,

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011, and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     The Company would incur a redemption premium should it choose to pay off any series issue prior to its maturity. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     The Company believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future. In addition, the Company has the ability, and may seek, to raise capital through issuances of debt or equity in the private and public capital markets. On an ongoing basis, the Company considers cost containment measures in an effort to ensure fiscal stability.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company believes that the adoption of SFAS No. 142 has a material effect on operations. The adoption of this standard has increased pre-tax income and net income for the first quarter of 2002 by $538,000, or $659 per share. The Company believes that the adoption of this standard will increase annual pre-tax and net income by $2,153,000 or $2,638 per share, which is the amount of annual amortization of goodwill.

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

BUSINESS HIGHLIGHTS

     On February 14, 2002, the Exchange and the Chicago Mercantile Exchange ("CME") signed a letter of intent to offer newly created "E-mini" versions of key Exchange energy futures contracts for trading on CME's GLOBEX(R) electronic trading platform and clearing through the Exchange's clearinghouse. The first E-mini energy contracts are expected to begin trading this summer.

     On March 19, 2002, the stockholders of NYMEX Holdings, elected a vice chairman and eight (8) directors at the annual meeting. They elected Mitchell Steinhause as vice chairman of the board of directors with 414 votes. The following individuals were also elected to the Company's board of directors and won with the following number of affirmative votes: Steven Karvellas (318), Kevin McDonnell (494), Richard Schaeffer (378), Anthony George Gero (492), Stephen Forman (257), Eric Bolling (301), Joseph Cicchetti (441), and Melvyn Falis (471). The following directors' terms of office continued after the annual meeting: Vincent Viola, Gary Rizzi, Madeline Boyd, John Conheeney, Joel Faber, Kenneth Garland, David Greenberg, E. Bulkeley Griswold, Jesse Harte, Scott Hess, Harley Lippman, Michel Marks, John McNamara, Gordon Rutledge, Richard Saitta, and Robert Steele.

     Additionally, at the annual meeting, the stockholders approved an Incentive Compensation Plan by a vote of 319 in favor of, 198 against, and 62 abstentions.

     On May 14, 2002, a seat on the NYMEX Division sold for $960,000, topping the record of $950,000 set on May 13, 2002. Ownership of a seat on the NYMEX Division also represents a share of common stock in NYMEX Holdings, as well as a Class A membership on NYMEX Exchange.

     On May 8, 2002, the Board of Directors approved a launch date of May 31, 2002, for its over-the-counter ("OTC") clearing initiative. The implementation date is pending approval of the appropriate rules by the CFTC. Exchange OTC clearing will enable market participants to take advantage of the financial depth and integrity of the Exchange's clearinghouse, while conducting business with parties of their own choosing at prices of their negotiation. Parties will be able to conduct a transaction anywhere and submit them through a web interface provided by the Exchange or a portal provided through its confirmation services. Once submitted to the Exchange, these OTC transactions will be checked against credit limits established by the clearing members and when approved, the transactions will be matched and cleared by the Exchange. The Exchange will also be able to provide third-party record-keeping and confirmation services to parties transacting purely non-cleared bilateral trades.

  Electronic Trading Strategy

     During the first quarter of 2002, the Company continued its repositioning of its electronic trading strategy in an effort to expedite delivery of the Company's products to the electronic marketplace and expand the size and scope of its customer base. The Company continues to upgrade and enhance NYMEX ACCESS(R) to handle more users and improve the reliability and performance of the system. Moreover, the Company continued to focus on transitioning its NYMEX ACCESS(R) system to an internet-based trading platform that will accommodate trading or clearing of products that are designed to replicate and complement contracts traded in the OTC markets, but within the forum of an exchange. In this way, the Company hopes to combine its expertise and leadership as an exchange with state of the art technology in order to provide users with a comprehensive system in commodity risk management. The Company decided to reposition its electronic trading strategy through NYMEX ACCESS(R), as opposed to developing a new trading platform, in part because of delays in the development of a separate enymex(SM) delivery system undertaken by the Company.

     In December 2001, the Board of Directors approved the expansion of the number of users who can trade on NYMEX ACCESS(R) through the issuance of electronic trading privileges. The addition of these privileges began in February 2002 and the Company has continued to phase in the increased privileges in the coming months. Previously, the number of electronic trading privileges for the NYMEX Division products was limited to the number of NYMEX Division memberships. The Company believes that the issuance of these additional privileges may greatly expand the users of NYMEX ACCESS(R).

  Disaster Recovery

     As a result of the September 11, 2001 terrorist attack, the Company's back-up data center, located near the World Trade Center, was rendered non-operational. The Company is currently utilizing its web hosting facility as a temporary backup data center. As part of a long-term solution, the Company has signed a lease for a facility, located outside New York City, to serve as a full service back-up trading facility and data recovery center. The Company expects to complete the necessary construction and technological installation before the end of this year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's marketable securities, excluding equity securities, including expected principal cash flows for the years 2002 through 2006 and thereafter (in thousands).

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                               AT MARCH 31, 2002

                                                                                                      TOTAL     FAIR MARKET
                                                                                          2007      PRINCIPAL   VALUE AS OF
                                                                                          AND         CASH       MARCH 31,
                                          2002     2003     2004     2005     2006     THEREAFTER     FLOWS        2002
                                         ------   ------   ------   ------   -------   ----------   ---------   -----------
Government Bonds, Federal Agency
  Issues...............................  $   --   $   --   $   --   $   --   $ 3,599    $    --      $ 3,599      $ 3,546
Weighted average interest rate.........      --       --       --       --      5.32%        --
Municipal Bonds........................   4,175    2,861    2,691    4,761    10,695     31,956       57,139       57,595
Weighted average interest rate.........    5.90%    4.85%    5.34%    4.44%     5.00%      4.54%
                                         ------   ------   ------   ------   -------    -------      -------      -------
Total Portfolio, excluding equity
  Securities...........................  $4,175   $2,861   $2,691   $4,761   $14,294    $31,956      $60,738      $61,141
                                         ======   ======   ======   ======   =======    =======      =======      =======

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2001

                                                                                                     TOTAL     FAIR MARKET
                                                                                         2007      PRINCIPAL   VALUE AS OF
                                                                                         AND         CASH      DECEMBER 31,
                                         2002     2003     2004     2005     2006     THEREAFTER     FLOWS         2001
                                        ------   ------   ------   ------   -------   ----------   ---------   ------------
Municipal Bonds.......................  $4,995   $3,892   $6,433   $3,073   $12,567    $29,594      $60,554      $61,154
Weighted average interest rate........    5.70%    4.89%    4.67%    4.80%     5.02%      4.68%
                                        ------   ------   ------   ------   -------    -------      -------      -------
Total Portfolio, excluding equity
  Securities..........................  $4,995   $3,892   $6,433   $3,073   $12,567    $29,594      $60,554      $61,154
                                        ======   ======   ======   ======   =======    =======      =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the three months ended March 31, 2002 and the year ended December 31, 2001, the Company had net investment income of $.8 million and $4.6 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at March 31, 2002 and December 31, 2001 were $65 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be $6.5 million for March 31, 2002 and December 31, 2001, respectively. The Company also invests in U.S. government securities and reverse repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the condensed consolidated balance sheets.

     Debt. The interest rate on the Company's long-term indebtedness is a weighted average fixed rate of 7.69%. The Company's fixed rate debt is exposed to the risk that the fair market value of its debt will increase in a declining interest rate environment. This would result in the Company paying a redemption premium if it should choose to refinance this debt. Management has not deemed it necessary to employ any interest rate risk management strategies, such as interest rate swap agreements. In the future, as the Company pursues its market strategy, it may become subject to a higher degree of interest rate sensitivity if it is required to borrow at higher or at variable rates. This could significantly increase the Company's future sensitivity to interest rate fluctuations and materially affect, in a negative manner, the Company's future financial position and results of operations. There have been no material changes in the Company's outstanding debt since December 31, 2001.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 19, 2002, the stockholders of NYMEX Holdings, elected a vice chairman and eight (8) directors at the annual meeting. They elected Mitchell Steinhause as vice chairman of the board of directors with 414 votes. The following individuals were also elected to the Company's board of directors and won with the following number of affirmative votes: Steven Karvellas (318), Kevin McDonnell (494), Richard Schaeffer (378), Anthony George Gero (492), Stephen Forman (257), Eric Bolling (301), Joseph Cicchetti (441), and Melvyn Falis (471). The following directors' term of office continued after the annual meeting: Vincent Viola, Gary Rizzi, Madeline Boyd, John Conheeney, Joel Faber, Kenneth Garland, David Greenberg, E. Bulkeley Griswold, Jesse Harte, Scott Hess, Harley Lippman, Michel Marks, John McNamara, Gordon Rutledge, Richard Saitta, and Robert Steele.

     Additionally, at the annual meeting, the stockholders approved an Incentive Compensation Plan by a vote of 319 in favor of, 198 against, and 62 abstentions.

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     10.13 Employment Agreement between NYMEX Holdings, Inc., and J. Robert Collins, Jr.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of May, 2002.

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