Form 10-Q
period 2002-06-30
NYMEX HOLDINGS INC
filed 2002-08-14
CIK 1105018

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              Yes [X]       No [ ]

     As of August 14, 2002, 816 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    3
            Unaudited Condensed Consolidated Statements of Operations
               and Retained Earnings/(Accumulated Deficit) for the
               Three Months and Six Months Ended June 30, 2002 and
               June 30, 2001..........................................    3
            Unaudited Condensed Consolidated Balance Sheets at June
               30, 2002 and December 31, 2001.........................    4
            Unaudited Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 2002 and June 30,
               2001...................................................    5
            Notes to Unaudited Condensed Consolidated Financial
               Statements for the Three and Six Months Ended June 30,
               2002 and June 30, 2001.................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20

                         PART II: OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   21
Item 2.   Changes in Securities and Use of Proceeds...................   21
Item 3.   Defaults Upon Senior Securities.............................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   21
Item 5.   Other Information...........................................   21
Item 6.   Exhibits and Reports on Form 8-K............................   21
Signatures............................................................   22

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS/(ACCUMULATED DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              2002       2001      2002      2001
                                                            --------   --------   -------   -------
Operating Revenues:
  Clearing and transaction fees, net of member fee
     rebates..............................................  $37,536    $26,478    $70,467   $50,218
  Market data fees........................................    8,132      8,130     16,444    16,393
  Other, net of rebates...................................    1,570      1,198      3,016     2,800
                                                            -------    -------    -------   -------
          Total operating revenues........................   47,238     35,806     89,927    69,411
                                                            -------    -------    -------   -------
Operating Expenses:
  Salaries and employee benefits..........................   10,488     15,675     21,860    27,365
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization..................    5,475      3,881      9,891     7,702
  Rent and facility.......................................    4,553      4,097      8,963     8,183
  Telecommunications, equipment rentals and maintenance...    4,866      3,392      8,788     7,335
  Professional services...................................    4,525      2,443      8,319     6,548
  General and administrative..............................    3,495      3,395      6,797     7,644
  Loss on disposition of property and equipment, and
     impairment of capitalized software...................      920      1,605      1,597     1,629
  Amortization of goodwill................................       --        539         --     1,077
  Other...................................................    2,420      1,944      4,240     4,175
                                                            -------    -------    -------   -------
          Total operating expenses........................   36,742     36,971     70,455    71,658
                                                            -------    -------    -------   -------
Income (loss) from operations.............................   10,496     (1,165)    19,472    (2,247)
Other Income (Expenses):
  Investment income, net..................................    2,037      1,184      2,846     2,909
  Interest expense........................................   (1,875)    (1,929)    (3,750)   (3,857)
                                                            -------    -------    -------   -------
Income (loss) before (provision) benefit for income
  taxes...................................................   10,658     (1,910)    18,568    (3,195)
(Provision) benefit for income taxes......................   (5,032)       778     (8,987)    1,234
                                                            -------    -------    -------   -------
Net income (loss).........................................    5,626     (1,132)     9,581    (1,961)
Retained earnings/(accumulated deficit), beginning of
  period..................................................    4,879       (585)       924       244
                                                            -------    -------    -------   -------
Retained earnings/(accumulated deficit), end of period....  $10,505    $(1,717)   $10,505   $(1,717)
                                                            =======    =======    =======   =======
Net income (loss) per share (based on 816 shares).........  $ 6,895    $(1,387)   $11,741   $(2,403)
                                                            =======    =======    =======   =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002       2001(1)
                                                              --------   ------------
                           ASSETS
Cash and cash equivalents...................................  $  3,168     $  5,680
Securities purchased under agreements to resell.............    28,600        6,500
Marketable securities, at market (cost of $60,275 at June
  30, 2002 and $65,339 at December 31, 2001)................    60,565       65,025
Clearing and transaction fees receivable, net...............    13,762        9,337
Prepaid taxes and expenses..................................     7,658       12,985
Other current assets........................................    14,071       15,101
                                                              --------     --------
          Total current assets..............................   127,824      114,628
Property and equipment, net.................................   224,148      228,483
Other assets................................................    25,878       26,085
                                                              --------     --------
          Total Assets......................................  $377,850     $369,196
                                                              ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................  $ 14,408     $ 20,907
Deferred income taxes.......................................     1,317          359
Other current liabilities...................................    15,674       13,618
                                                              --------     --------
          Total current liabilities.........................    31,399       34,884
Deferred income taxes.......................................    12,565        9,705
Notes payable...............................................    94,368       94,368
Deferred credit -- grant for building construction..........   115,818      116,890
Other non-current liabilities...............................    19,883       19,113
                                                              --------     --------
          Total liabilities.................................   274,033      274,960
                                                              --------     --------
COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --           --
Additional paid-in capital..................................    93,312       93,312
Retained earnings...........................................    10,505          924
                                                              --------     --------
          Total stockholders' equity........................   103,817       94,236
                                                              --------     --------
          Total Liabilities and Stockholders' Equity........  $377,850     $369,196
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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash Flows From Operating Activities:
  Net income (loss).........................................  $  9,581   $ (1,961)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........     9,891      7,702
     Amortization of goodwill...............................        --      1,077
     Deferred income taxes..................................     3,818       (735)
     Loss on disposition of property and equipment, and
      impairment of capitalized software....................     1,597      1,629
     Net changes in operating assets and liabilities........     2,719    (11,649)
                                                              --------   --------
          Net cash provided by (used in) operating
           activities.......................................    27,606     (3,937)
                                                              --------   --------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (8,225)   (11,753)
  (Increase) decrease in securities purchased under
     agreements to resell...................................   (22,100)    16,808
  Decrease in other assets..................................       207         63
                                                              --------   --------
          Net cash (used in) provided by investing
           activities.......................................   (30,118)     5,118
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (2,512)     1,181
Cash and cash equivalents, beginning of year................     5,680      2,870
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  3,168   $  4,051
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2002 AND JUNE 30, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Throughout this document NYMEX Holdings, Inc. will be referred to as NYMEX Holdings and, together with its subsidiaries, as the "Company." The two principal subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc., ("NYMEX Exchange" or "NYMEX Division"), and Commodity Exchange Inc. ("COMEX" or "COMEX Division"), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the "Exchange."

     Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements of NYMEX Holdings and subsidiaries have been prepared in accordance with Accounting Principles Board ("APB") Opinion No. 28 and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). These are unaudited condensed consolidated financial statements and do not include all necessary disclosures required for complete financial statements.

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

     Certain reclassifications have been made to the prior year's amounts to conform to the current presentation. All intercompany balances and transactions have been eliminated in consolidation.

     For a summary of significant accounting policies (which have not significantly changed from December 31, 2001, see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 2001 financial statements which were filed with the SEC in the Company's Form 10-K on March 5, 2002.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for the performance of an impairment test to be performed annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. The Company believes that the adoption of SFAS No. 142 has a material effect on operations. The adoption of this standard has increased pre-tax income and net income for the second quarter of 2002 by $539,000, or $660 per share, which is the amount of quarterly amortization of goodwill, and $1,077,000, or $1,319 per share for the six months ended June 30, 2002.

     In October 2001, the Emerging Issues Task Force issued EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for businesses affected by this event should be accounted for in the financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company adopted the provisions of EITF No. 01-10 during the third quarter of 2001.

     In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was adopted. This statement establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. The Company adopted this standard in 2002. As a result of adoption, no impairment charges resulted from the required impairment evaluations.

3.  COLLATERALIZATION

     At June 30, 2002 and December 31, 2001, the Company had accepted collateral in the form of United States Treasury bills that it is permitted by contract or industry practice to sell or re-pledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements with, and are held in custody by, its banks. The fair value of such collateral at June 30, 2002 and December 31, 2001 was approximately $28,600,000 and $6,500,009, respectively.

4.  REVENUE REBATE AND FEE REDUCTION PROGRAM

     The Company has a fee rebate program that reduces clearing fees for the NYMEX Division members. Rebates under this program totaled $1.1 million and $1.9 million for the three months ended June 30, 2002 and June 30, 2001, respectively, and $2.1 million and $3.4 million for the six months ended June 30, 2002 and June 30, 2001. Clearing and transaction fees are presented in the unaudited condensed consolidated statements of operations and retained earnings/(accumulated deficit), net of these rebates.

     The Company also adopted several incentive programs for members for the purpose of reducing various operating costs. These incentive programs totaled $333,000 and $515,000 for the three months ended June 30, 2002 and June 30, 2001, respectively, and $804,000 and $1,014,000 for the six months ended June 30, 2002 and June 30, 2001. Other revenues are presented in the unaudited condensed consolidated statements of operations and retained earnings/(accumulated deficit), net of fee reductions related to these programs.

5.  SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These assets belong to the clearing member firms and are not included in the accompanying unaudited condensed consolidated financial statements. At June 30, 2002 and 2001, $17,237,837 and $3,263,643 of cash, $1,567,356,000 and $4,136,989,000 of U.S.
Treasury obligations and $82,000,000 and $18,000,000 of U.S. Treasury obligations purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, at June 30, 2002 and 2001, the NYMEX Division held irrevocable letters of credit amounting to $133,312,003 and $92,156,400, respectively, which are used by clearing members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as delivery obligations, in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All income earned on deposits of U.S. Treasury obligations accrue to the clearing member firms depositing such securities. In addition, at June 30, 2002 and 2001, $1,658,625,000 and $524,500,000 representing shares of certain money market mutual funds were held by the NYMEX Division on behalf of clearing members, respectively.

     At June 30, 2002 and 2001, the segregated funds of the Company's COMEX Division consisted of $80,121 and $224 in cash, $913,520,000 and $560,270,000 in
U.S. Treasury obligations and $4,360,000 and $5,810,000 of U.S. Treasury obligations purchased under agreements to resell, respectively. The COMEX Division also held irrevocable letters of credit aggregating $48,850,000 and $48,000,000 as of June 30, 2002 and 2001, respectively.

6.  GUARANTY FUNDS

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member firm's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX Division and/or COMEX Division). Separate and distinct Guaranty Funds, held by the Company, are maintained for the NYMEX and COMEX Divisions. These funds may be used by the respective divisions for any loss sustained by the Exchange as a result of the failure of a clearing member firm to discharge its obligations.

     At June 30, 2002 and 2001, the total deposits maintained in the NYMEX Division Guaranty Fund were $80,371,000 and $79,486,000, respectively. At June 30, 2002 and 2001, the total deposits for the COMEX Division Guaranty Fund were $77,425,000 and $77,930,000, respectively.

7.  SEGMENT REPORTING

     During the second quarter of 2001, the Company changed its structure of internal reporting which caused the composition of reportable segments to change. The Company reports operating results for two business segments: open-outcry trading and electronic trading.

     Open-outcry includes the trading of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange as well as the Exchange's over-the-counter ("OTC") initiative. Electronic trading consists of trading on NYMEX ACCESS(R), the Exchange's electronic trading platform, which became web-based during the third quarter of 2001, as well as trading "e-miNY(SM)" contracts on the Chicago Mercantile Exchange's ("CME") GLOBEX(R) electronic trading platform. Both open-outcry and electronic trading currently allow for the trading and clearing of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, platinum, gold, silver, copper, aluminum, propane and palladium.

     Financial information relating to these business segments is set forth below, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                            OPEN-OUTCRY        ELECTRONIC TRADING           TOTAL
                        -------------------   --------------------   --------------------
                         3 MOS.     6 MOS.     3 MOS.     6 MOS.      3 MOS.      6 MOS.
(In thousands)          --------   --------   --------   ---------   ---------   --------
Three and Six Months
  Ended June 30, 2002:
  Operating
     revenues.........  $ 42,651   $ 81,606   $  4,587   $   8,321   $  47,238   $ 89,927
  Operating
     expenses.........    31,722     61,807      5,020       8,648      36,742     70,455
  Operating income
     (loss)...........    10,929     19,799       (433)       (327)     10,496     19,472
  Investment income,
     net..............     2,037      2,846         --          --       2,037      2,846
  Interest expense....     1,875      3,750         --          --       1,875      3,750
  Depreciation and
     amortization,
     net..............     3,191      6,185      2,284       3,706       5,475      9,891
  Income tax expense
     (benefit)........     5,236      9,145       (204)       (158)      5,032      8,987
  Net income (loss)...  $  5,855   $  9,750   $   (229)  $    (169)  $   5,626   $  9,581

                            OPEN-OUTCRY        ELECTRONIC TRADING           TOTAL
                        -------------------   --------------------   --------------------
                         3 MOS.     6 MOS.     3 MOS.     6 MOS.      3 MOS.      6 MOS.
(In thousands)          --------   --------   --------   ---------   ---------   --------
Three and Six Months
  Ended June 30, 2001:
  Operating
     revenues.........  $ 33,613   $ 65,486   $  2,193   $   3,925   $  35,806   $ 69,411
  Operating
     expenses.........    30,376     57,304      6,595      14,354      36,971     71,658
  Operating income
     (loss)...........     3,237      8,182     (4,402)    (10,429)     (1,165)    (2,247)
  Investment income,
     net..............     1,184      2,909         --          --       1,184      2,909
  Interest expense....     1,929      3,857         --          --       1,929      3,857
  Depreciation and
     amortization,
     net..............     2,728      5,721      1,153       1,981       3,881      7,702
  Income tax expense
     (benefit)........     1,014      2,792     (1,792)     (4,026)       (778)    (1,234)
  Net income (loss)...  $  1,478   $  4,442   $ (2,610)  $  (6,403)  $  (1,132)  $ (1,961)

8.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of June 30, 2002. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management that, after consultation with outside legal counsel, the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     - eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. On August 1, 2001, the Court granted a motion to add eSpeed as a plaintiff. On August 10, 2001, the Exchange made a motion to bifurcate the issues of willfulness of infringement and damages from all other issues in the case and requested a stay of discovery on the issues of willfulness and damages. On April 16, 2002, the Court denied the Exchange's motion and granted plaintiff's cross-motion. The Markman hearing was held on April 18, 2002. On June 26, 2002, the Court issued a decision in which it construed more broadly the meaning of certain elements of the patent claims than those constructions proposed by the Exchange. This decision may limit the scope of the arguments that the Exchange may have respecting non-infringement. The case remains in discovery.

     - Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. On December 17,

       2001, the Court rendered a decision granting in part, the Exchange's motion, for a further bill of particulars from plaintiffs. The case remains in discovery.

     - Luxembourg Henry and Jose Terrero v. NY Mercantile Exchange. This action is pending in New York State Supreme Court (New York County). NYMEX Exchange was served with a summons and complaint on January 24, 2001. Plaintiffs are former employees who were terminated as part of the 10% reduction-in-force that occurred in July 2000. Plaintiffs allege harassment and discrimination because of race (Henry) and national origin (Terrero) and that they were improperly terminated. Henry seeks reinstatement to his former position; compensatory damages in the amount of $9,320,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. Terrero seeks reinstatement to his former position; compensatory damages in the amount of $4,500,000 for lost wages, fringe benefits and emotional distress; and costs and disbursements. NYMEX Exchange served its answer on February 13, 2001. The case remains in discovery.

     - New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(sm). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On or about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. The Second Amended Complaint was served on or about November 26, 2001. GlobalView served its answer to the Second Amended Complaint and Counterclaims on or about February 14, 2002. GlobalView asserted two additional counterclaims for tortious interference each seeking an additional $9 million in damages. On March 14, 2002, the Exchange served its reply to the counterclaims. The case is in discovery.

     When the Company adapted its electronic trading strategy to an internet-based platform, it terminated a contractual arrangement for its proprietary network. The Company is currently negotiating a settlement of any associated termination charges that the Company may be required to pay; an estimate of which has been accrued and reflected in the unaudited condensed consolidated financial statements.

9.  DISASTER RECOVERY

     As a result of the September 11, 2001 terrorist attack, the Company's back-up data center, located near the World Trade Center, was rendered non-operational. The Company is currently utilizing its web hosting facility as a temporary backup data center. On May 13, 2002, the Company signed a lease for a facility, located outside of New York City, to serve as a full service back-up trading facility and data recovery center. The Company expects to complete the necessary construction and technological installation before the end of the year.

     The Company has recorded a receivable of $7.3 million for the insurance recovery including $1.8 million recorded during the second quarter of 2002. The corresponding expenses have been reduced by this amount in the unaudited condensed consolidated statements of operations. $3 million of the total insurance receivable was collected during the first six months of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL
         DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three and six months ended June 30, 2002. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

RESULTS OF OPERATIONS

     The Company reported net income of $5,626, or $6,895 per share, which represented an increase of $6,758, compared to the net loss of $1,132 in the second quarter of 2001. This increase was primarily the result of the following factors:

     - an increase in trading volume on the NYMEX Division, primarily due to trading in natural gas and crude oil; and

     - lower payroll expenses as compared with the second quarter of 2001 resulting from a reduction in severance payments.

     The following discussion provides additional information about the Company's operating results for the second quarter of 2002:

  Revenues

     Total operating revenues were $47,238 in the second quarter of 2002, up $11,432 or 32%, from the same period in 2001.

     Clearing and transaction fees, which represent the core business of the Company, are directly related to volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand of the underlying commodities;

     - market perception of price volatility in the commodities and financial markets;

     - weather conditions affecting certain energy commodities; and

     - national and international economic and political conditions.

     Clearing and transaction fees, net of member fee rebates, were $37,536 compared to $26,478 earned during the same quarter last year, up 42%. The increase in revenue was aided by a 50% reduction in NYMEX Division member fee rebate rates. Member fee rebates, which apply only to NYMEX Division members, amounted to $1,081 and $1,883 for the three months ended June 30, 2002 and 2001, respectively.

     The NYMEX Division's clearing and transaction fee revenues, net of member fee rebates, were $31,481 up 50% from the comparable 2001 quarter, while overall trading volume for the NYMEX Division increased 27% when compared with the same period a year ago.

     Open-outcry volume on the NYMEX Division increased by 25% compared with the same quarter in 2001. Open-outcry clearing and transaction fees revenues were $27,610, which increased 32% from the same quarter in 2001.

     Total volume on NYMEX ACCESS(R), the Company's electronic trading system, increased 113% when compared with the same period a year ago. Increased accessibility to the system by users through the internet, and a wider distribution of electronic trading rights due to the lifting of the limitation on such rights, along with enhanced functionality of the system, contributed to these strong results.

     Natural Gas -- Overall volume in this contract for the second quarter increased by 72% when compared with the same quarter a year ago. Natural Gas options volume has risen 131% from the second quarter of 2001. Futures volume increased by 53% over the same period. The primary catalysts for the increased trading activity were credit concerns in the Natural Gas industry, highlighted by the Enron bankruptcy as well as financial difficulties for other companies in the energy industry, and a recovering economy that boosted trading activity in options as compared to futures. Various NYMEX initiatives, including the Exchange of Futures for Swaps ("EFS") mechanism introduced in Natural Gas in November 2001, helped promote increased trading in Natural Gas futures and options contracts.

     Crude Oil -- Overall volume increased by 22% when compared with the same quarter a year ago. Options volume remained at nearly record levels, up 57% compared with the same quarter a year ago. Heightened volatility levels, uncertainty with regard to world production, and a higher level of world economic activity all served to maintain hedging activity at near record levels. Middle East unrest and increased OPEC compliance with production cuts kept uncertainty in the market at a historically high level. Continued credit concerns in the OTC market also accounts for this increase.

     Unleaded Gasoline -- Overall volume decreased by 9% when compared with the same quarter a year ago. Lower volatility exhibited by this market was the primary reason. Somewhat stronger economic performance boosted demand for refined products, but this was offset by higher imports and production levels. Unleaded Gasoline options volume fell 48%. Falling differentials between refined products and crude oil played a major role in the decline.

     The COMEX Division's clearing and transaction fees were $6,055 in the second quarter of 2002, up 11% from the 2001 comparable period.

     Gold -- Futures volume increased 28% compared with the second quarter of 2001. Factors such as a weakening U.S. currency, world tensions, and a rebounding economy all contributed to the increase in volume for the second quarter of 2002 when compared with the same period a year ago. Gold options volume decreased by 20% as compared to the second quarter of 2001.

     Silver -- Futures activity was up 30% in the second quarter. Continued economic growth and a weak U.S. currency propelled the increase. Silver options have experienced an increase in volume of 75% from the second quarter of 2001. An increased number of strike price intervals helped boost volumes in these options.

     Copper -- Futures volume was adversely impacted by higher inventories and production combined with stronger home building and car sales, leaving prices little changed. During the second quarter of 2002, copper futures volume decreased 14% from the second quarter of 2001. Options volume for the second quarter of 2002 was down 18% from the second quarter of 2001.

     Market data fee revenue, which represented 17% of the Company's total operating revenues for the second quarter of 2002, remained virtually unchanged compared with the same quarter a year ago. The benefits of a mid-year price increase in 2001 were largely offset by declining subscriber units, particularly for COMEX Division data. The decrease in units can be attributed to weaknesses in the financial services industry.

  Operating Expenses

     Total operating expenses were $36,742 during the second quarter of 2002, down $229 from the comparable period in 2001.

     Salaries and employee benefits, which constitute 29% of total operating expenses for the second quarter of 2002, decreased by $5,187, or 33%. This decrease was due to a reduction in severance payments made during the second quarter of 2002, compared with the second quarter of 2001 when a company wide reduction-in-work force was implemented, as well as the salary savings realized from this work force reduction.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $1,594, or 41%, in the second quarter of 2002 when compared to the same quarter in 2001. This increase, which is expected to continue throughout the remainder of the year, is the result of the start-up of internet-based NYMEX ACCESS(R) trading. The launch, in September 2001, initiated the amortization of project-related software development costs.

     Rent and facility expenses increased by $456, or 11%, during the second quarter of 2002 compared to the same period in 2001. Increased building security services, as well as rent for a temporary back up data center, as a result of the September 11th terrorist attacks, make up the majority of this increase. This trend is expected to continue during the third quarter of 2002. This increase was partially offset by a decrease in energy prices for light, heat and power during the second quarter of 2002.

     Telecommunications, equipment rentals and maintenance increased by $1,474, or 43%, during the second quarter of 2002 compared to the same period in 2001. The reason for this increase is that the Company implemented a policy, starting in the third quarter of 2001, of leasing rather than purchasing EDP equipment. This trend is expected to continue during the next quarter. The elimination of NYMEX ACCESS(R) trading on a proprietary network is resulting in substantial monthly savings that were largely offset in this quarter due to the accrual of early termination charges for an underlying telecommunication contract.

     Professional services increased by $2,082, or 85%, during the second quarter of 2002 over the same quarter a year ago. Significant expenditures for legal fees, which increased 155% in the second quarter of 2002 when compared with the same quarter a year ago, was the primary reason for this increase. These legal fees primarily result from the defense of a patent infringement suit that is currently in the discovery phase.

     A change in strategy related to the implementation of an internally developed clearing system for the COMEX Division contributed to a $920 impairment loss on capitalized software for this quarter.

     Goodwill is no longer being amortized in 2002. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. This has resulted in a decrease in operating expenses of $539 when compared with the same quarter a year ago.

     Other expenses increased by $476, or 24%, during the second quarter of 2002 compared to the same period in 2001 principally due to the cost of the COMEX members' retention plan.

  Other Income

     Investment income, net of investment advisory fees, increased by $853, or 72%, during the second quarter of 2002 when compared to the same quarter in 2001. Unrealized gains on fixed income securities at the end of the second quarter of 2002, as a result of lower interest rates, is the primary reason for this increase.

  Provision for Income Taxes

     The Company's effective tax rate increased, from 41% to 47%, due to the lower proportion of tax-exempt earnings relative to pre-tax income and changes in estimates.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

RESULTS OF OPERATIONS

     The Company reported net income of $9,581, or $11,741 per share, which represented an increase of $11,542, compared to the net loss of $1,961 in the same period a year ago. This increase was primarily the result of the following factors:

     - an increase in volume on the NYMEX Division, primarily due to trading in natural gas and crude oil;

     - revenues resulting from the introduction of Exchange of Futures for Swaps in natural gas; and

     - lower payroll expenses as compared with the first half of 2001 resulting from a reduction in severance payments.

     The following discussion provides additional information about the Company's operating results for the six months of 2002:

  Revenues

     Total operating revenues were $89,927 during the first six months of 2002, up $20,516, or 30%, from the same period in 2001. Record trading volume in the natural gas and crude oil contracts were the principal factors for this increase.

     Clearing and transaction fees, which represent the core business of the Company, are directly related to volume. Changes in volume are affected by various external factors such as:

     - shifts in supply and demand of the underlying commodities;

     - market perception of price volatility in the commodities and financial markets;

     - weather conditions affecting certain energy commodities; and

     - national and international economic and political conditions.

     In the first six months of 2002, clearing and transaction fees, net of member fee rebates, were $70,467 compared to $50,218 earned during the same period last year. This 40% increase was principally the result of greater trading volume on the NYMEX Division as well as the impact of a board-approved 50% reduction in NYMEX Division member fee rebate rates. Member fee rebates, which apply only to NYMEX Division members, amounted to $2,083 and $3,435 for the six months ended June 30, 2002 and 2001, respectively.

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, were $59,427 for the six months of 2002, up 50% from the 2001 comparable period. The overall trading volume for the NYMEX Division increased 31%.

     Open-outcry volume on the NYMEX Division increased by 29% as compared with the same period a year ago. Open-outcry clearing and transaction fee revenues were $52,389, an increase of 33% from the same period a year ago.

     Total volume on NYMEX ACCESS(R) also increased 115% compared with the same period one year ago. The Exchange believes that this increase is principally due to a significant expansion of electronic trading rights and enhanced functionality of the system.

     Natural Gas -- Futures volume has jumped 67% from the year ago six months period. For the first half of 2002, options volume rose 161% from the comparable period a year earlier. The primary catalysts for the increased trading activity were credit concerns in the Natural Gas industry and a recovering economy that boosted trading activity in options as compared to futures. Various NYMEX initiatives, including the

Exchange of Futures for Swaps mechanism introduced in Natural Gas in November 2001, helped promote increased trading in the Natural Gas futures and options contracts.

     Crude Oil -- Futures volume rose 14% from the comparable year ago period. Options volume remained close to record levels, up 58% in the first half of 2002 from the year ago period. Heightened volatility levels, uncertainty with regard to world production, and a higher level of world economic activity all served to keep hedging activity at near record levels. Middle East unrest and increased OPEC compliance with production cuts kept uncertainty in the market at a historically high level. Continued credit concerns in the OTC market also accounted for the increase.

     Heating Oil -- Futures volume rose 9% from the comparable year ago period. Somewhat stronger economic performance boosted demand for refined products, but this was offset by higher imports and production levels. Options volume in this contract decreased. For the first six months of 2002 Heating Oil options fell 24% from the comparable 2001 period. Falling differentials between refined products and crude oil played a major role in this decrease.

     Unleaded Gasoline -- Futures volume rose 1% from the comparable period a year ago. Somewhat stronger economic performance boosted demand for refined products, but this was offset by higher imports and production levels. For the first six months of 2002, Unleaded Gasoline options volume declined 40% from the comparable 2001 period. Falling differentials between refined products and crude oil played a major role in this decline.

     The COMEX Division's clearing and transaction fees were $11,040 in the first half of 2002, up 4% from the 2001 comparable period.

     Gold -- Futures volume was 15% higher for the first half of 2002 compared to 2001 levels. Factors such as world tensions, a rebounding economy, and a weakening U.S. currency contributed to the increased volume. Gold options volume was down 14% in the first half of 2002 from 2001 levels.

     Silver -- Futures activity was up 21% during the first half from 2001 levels. Continued economic growth and a weak U.S. currency contributed to the increase. Silver options have experienced a strong increase in activity thus far in 2002, up 56% from comparable 2001 levels. An increased number of strike price intervals helped boost volumes in these options.

     Copper -- Futures volume was adversely impacted by higher inventories and production combined with stronger home building and car sales, leaving prices little changed. Overall copper futures volume fell 15% from the comparable 2001 period. Copper options volume decreased by 21% from the first six months of 2001.

     Market data fee revenue, which represented 18% of the Company's total operating revenues for the first six months of 2002, remained virtually unchanged compared with the same period a year ago. The benefits of a mid-year price increase in 2001 were largely offset by declining subscriber units, particularly for COMEX Division data. The decrease in units can be attributed to weakness in the financial services industry.

  Operating Expenses

     Total operating expenses were $70,455 during the first six months of 2002, down $1,203 or 2% from the comparable period in 2001.

     Salaries and employee benefits, which constituted 31% of total operating expenses for the six months of 2002, decreased by $5,505, or 20%. This decrease was due to a reduction in severance payments made during the second quarter of 2002, compared with the second quarter of 2001 when a company wide reduction-in-work force was implemented, as well as the salary savings realized from the work force reduction. These savings are expected to continue during the next quarter.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $2,189, or 28%, in the first six months of 2002 when compared to the same period in 2001. This increase, which is expected to continue throughout the remainder of the year, is the result of the start-up of internet-based NYMEX ACCESS(R) trading during the end of 2001. The launch, in September 2001, initiated the amortization of project-related software development costs.

     Rent and facility expenses increased by $780, or 10%, during the first six months of 2002 compared to the same period in 2001. Increased building security services as a result of the September 11th terrorist attacks make up the majority of this increase. This trend is expected to continue during the third quarter of 2002. This increase was partially offset by a decrease in energy prices for light, heat and power during the second quarter of 2002.

     Telecommunications, equipment rentals and maintenance increased by $1,453, or 20%, during the first six months of 2002 compared to the same period in 2001. The primary reason for this increase is that the Company began to implement a policy, starting in the third quarter of 2001, of leasing rather than purchasing EDP equipment. This trend is expected to continue during the next quarter. The elimination of NYMEX ACCESS(R) trading on a proprietary network has resulted in substantial savings that were largely offset in the first half of the year due to the accrual of the early termination of an underlying telecommunications contract.

     Professional services increased by $1,771, or 27%, during the first six months of 2002 over the same period a year ago. Significant expenditures for legal fees, which increased 178% in the first six months of 2002 when compared with the same period a year ago, were the primary reason for this increase. These legal fees primarily result from the defense of a patent infringement suit that is currently in the discovery phase.

     General and administrative expenses decreased by $847, or 11%, during the first six months of 2002, from the comparable period in 2001. Bad debt expenses of $813 had previously been recorded during the second quarter of 2001 resulting from the bankruptcy filing of a large market data service provider.

     Goodwill is no longer being amortized in 2002. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. This has resulted in a decrease in operating expenses for the first six months of 2002 of $1,077 when compared with the same period a year ago.

  Provision for Income Taxes

     The Company's effective tax rate increased, from 39% to 48%, due to the lower proportion of tax-exempt earnings relative to pre-tax income and changes in estimates.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to ensure its future growth and to increase shareholder value. Capital expenditures were $6,172 during the second quarter of 2002. These capital expenditures were used to update and enhance computer software applications. The Company has also developed a plan and anticipates spending approximately $12-14 million to construct a full service back-up trading facility and data recovery center, which the Company expects to complete by the end of 2002. The Company had $92,333 in cash, reverse repurchase agreements, and marketable securities at June 30, 2002.

  Cash Flow

                                                            (IN THOUSANDS)
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                    ------------------------------
                                                        2002            2001
                                                    ------------   ---------------
Net cash provided by (used in):
  Operating activities............................    $ 27,606        $ (3,937)
  Investing activities............................     (30,118)          5,118
                                                      --------        --------
Net (decrease) increase in cash and cash
  equivalents.....................................    $ (2,512)       $  1,181
                                                      ========        ========

  Working Capital

                                                            (IN THOUSANDS)
                                                    AT JUNE 30,    AT DECEMBER 31,
                                                        2002            2001
                                                    ------------   ---------------
Current assets....................................    $127,824        $114,628
Current liabilities...............................      31,399          34,884
                                                      --------        --------
Working capital...................................    $ 96,425        $ 79,744
                                                      ========        ========
Current ratio.....................................      4.07:1          3.29:1

     Current assets at June 30, 2002 increased by $13,196, or 12%, from year-end 2001 primarily as a result of a stronger financial performance in 2002. The primary changes in current assets consisted of an increase of $22,100 in securities purchased under agreements to resell offset by a $5,457 decrease in prepaid taxes; both changes are the result of strong financial performance for the first six months of 2002. Interest payments on private placement notes of $3,800 in April 2002, contributed to the decrease in marketable securities.

     As of June 30, 2002, the Company has incurred costs of approximately $7.3 million related to the terrorist attacks of September 11th, which are expected to be covered by insurance and, consequently, did not impact results. These include the cost of duplicate facilities and equipment associated with the Company's back-up data center, formerly located in lower Manhattan, and certain other business recovery expenses. The Company also incurred costs associated with the damage to the Company's offices and extra operating expenses, as well as business interruption losses which continue to be evaluated. The Company expects that a substantial portion of these losses will be covered by insurance.

     The Exchange has applied for grant monies under the WTC Job Creation and Retention Program, an incentive program administered by New York City and New York State to foster the retention of business and employment in lower Manhattan. The Exchange has received approval for the grant but must satisfy certain conditions for receipt of the funds. The Exchange is currently in the process of fulfilling these conditions and expects to receive the grant monies in the third quarter of 2002.

     Current liabilities at June 30, 2002 decreased by $3,485, or 10%, from year-end 2001, primarily as a result of payments made during the second quarter of 2002 for the capital expenditures incurred in the prior quarter for the disaster recovery from the September 11th terrorist attack.

  Future Cash Requirements

     As of June 30, 2002, the Company had long-term debt of $94,368 and short-term debt of $2,815. This debt consisted of the following:

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

     The Company believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future. In addition, the Company has the ability, and may seek, to raise capital through issuances of debt or equity in the private and public capital markets. On an ongoing basis, the Company evaluates cost containment measures in an effort to ensure fiscal stability.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company believes that the adoption of SFAS No. 142 has a material effect on operations. The adoption of this standard has increased pre-tax income and net income by $539 and $1,077 for the three months and six months ended June 30, 2002, or $660 and $1,319 per share, respectively. The Company believes that the adoption of this standard will increase annual pre-tax and net income by $2,153 or $2,638 per share, which is the amount of annual amortization of goodwill.

     In October 2001, the Emerging Issues Task Force issued EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for businesses affected by this event should be accounted for in the financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company adopted the provisions of EITF No. 01-10 during the third quarter of 2001.

     In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was adopted. This statement establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. The Company adopted this standard in 2002. As a result of adoption, no impairment charges resulted from the required impairment evaluations.

BUSINESS HIGHLIGHTS

     On May 31, 2002, the Exchange launched its over-the-counter ("OTC") clearing initiative. OTC clearing enables market participants to take advantage of the financial depth and integrity of the Exchange's clearinghouse, while conducting business with parties of their own choosing at prices they negotiate. Parties may conduct a transaction and submit it through a web interface provided by the Exchange or will be able to submit a trade through a portal provided through the Exchange's confirmation services which is expected to be launched in the third quarter of 2002. The transaction is submitted to the Exchange as an EFP (exchange for physical) or an EFS (exchange for swap) transaction. These OTC transactions are checked against credit limits established by the clearing members and, when approved, the transactions will be matched and cleared by the Exchange. The Exchange will also be able to provide third-party record-keeping and confirmation services to parties transacting purely non-cleared bilateral trades. By the end of June 2002, 91 companies had registered for the OTC clearing service.

     On June 7, 2002, the Exchange launched energy calendar spread options contracts. Trading volume for June totaled 7,031 contracts and open interest approached 5,500 contracts by the end of the month. A daily record was set on July 2, 2002 when 2,425 crude oil calendar spread options contracts traded, surpassing the previous record of 1,770 contracts traded on June 26, 2002.

     On June 17, 2002, the Exchange began offering newly created "E-miNY(sm)" versions of crude oil and natural gas futures contracts for trading on the Chicago Mercantile Exchange's ("CME") GLOBEX(R) electronic trading platform and clearing through the Exchange's clearinghouse. Since the launch, volume has approximated 2,600 contracts per day.

     On July 25, 2002, a seat on the NYMEX Division sold for $1,100,000, topping the record of $1,050,000 set on June 6, 2002. Ownership of a seat on the NYMEX Division represents a share of common stock in NYMEX Holdings, as well as a Class A membership that reflects the trading privileges on NYMEX Exchange.

  Electronic Trading Strategy

     During the second quarter of 2002, the Company continued the repositioning of its electronic trading strategy in an effort to expedite delivery of the Company's products to the electronic marketplace and to expand the size and scope of its customer base. The Company continues to upgrade and enhance NYMEX ACCESS(R) to handle more users and improve the reliability and performance of the system. Moreover, the Company continues to focus on transitioning its NYMEX ACCESS(R) system to an internet-based trading platform that will accommodate trading or clearing of products that are designed to replicate and complement contracts traded in the OTC markets, but within the forum of an exchange. In this way, the Company hopes to combine its expertise and leadership as an exchange with state of the art technology in order to provide users with a comprehensive system in commodity risk management.

     The Board of Directors previously approved in December 2001 the expansion of the number of users who can trade on NYMEX ACCESS(R) through the issuance of electronic trading privileges. The newly issued trading privileges began in February 2002, and the Company has continued to phase in the increased privileges in the ensuing months. Previously, the number of electronic trading privileges for the NYMEX Division products was limited to the number of NYMEX Division memberships. The Company believes that the issuance of these additional trading privileges will continue to expand the number of users of NYMEX ACCESS(R).

  Disaster Recovery

     As a result of the September 11, 2001 terrorist attack, the Company's back-up data center, located near the World Trade Center, was rendered non-operational. The Company is currently utilizing its web hosting facility as a temporary backup data center. As part of a long-term solution, on May 13, 2002, the Company signed a lease for a facility, located outside New York City, to serve as a full service back-up trading facility and data recovery center. The Company expects to complete the necessary construction and technological installation before the end of the year.

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

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                                AT JUNE 30, 2002

                                                                                                      TOTAL     FAIR MARKET
                                                                                          2007      PRINCIPAL   VALUE AS OF
                                                                                          AND         CASH       JUNE 30,
                                           2002     2003     2004     2005     2006    THEREAFTER     FLOWS        2002
                                          ------   ------   ------   ------   ------   ----------   ---------   -----------
Government Bonds, Federal Agency
  Issues................................  $   --   $   --   $   --   $   --   $1,032    $    --      $ 1,032      $ 1,032
Weighted average interest rate..........      --       --       --       --     5.50%        --
U.S. Treasury Issues....................      --       --       --       --       --        750          750          766
Weighted average interest rate..........      --       --       --       --       --       6.25%
Municipal Bonds.........................   1,760    4,282    2,951    4,977    5,307     34,479       53,756       55,493
Weighted average interest rate..........    5.51%    4.26%    5.31%    4.47%    5.01%      4.64%
                                          ------   ------   ------   ------   ------    -------      -------      -------
Total Portfolio, excluding equity
  Securities............................  $1,760   $4,282   $2,951   $4,977   $6,339    $35,229      $55,538      $57,291
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
                                        ======   ======   ======   ======   =======    =======      =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company had net investment income of $2.8 million and $4.6 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at June 30, 2002 and December 31, 2001 were $61 million and $65 million, respectively. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be $6.1 million for June 30, 2002 and $6.5 million for December 31, 2001, respectively. The Company also invests in U.S. government securities and reverse repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the condensed consolidated balance sheets.

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

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 14th day of August, 2002.

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