Form 10-Q
period 2002-09-30
NYMEX HOLDINGS INC
filed 2002-11-14
CIK 1105018

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO__________.

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

                              Yes [X]       No [ ]

     As of November 14, 2002, 816 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    3
            Unaudited Condensed Consolidated Statements of Operations
               and Retained Earnings/(Accumulated Deficit) for the
               Three Months and Nine Months Ended September 30, 2002
               and September 30, 2001.................................    3
            Unaudited Condensed Consolidated Balance Sheets at
               September 30, 2002 and December 31, 2001...............    4
            Unaudited Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 2002 and
               September 30, 2001.....................................    5
            Notes to Unaudited Condensed Consolidated Financial
               Statements for the Three and Nine Months Ended
               September 30, 2002 and September 30, 2001..............    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 4.   Controls and Procedures.....................................   21

                         PART II: OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   22
Item 2.   Changes in Securities and Use of Proceeds...................   22
Item 3.   Defaults Upon Senior Securities.............................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 5.   Other Information...........................................   22
Item 6.   Exhibits and Reports on Form 8-K............................   22
Signatures............................................................   23

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS/(ACCUMULATED DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Operating Revenues:
  Clearing and transaction fees, net of member fee
     rebates.........................................  $35,159    $24,199    $105,626   $ 74,417
  Market data fees...................................    8,246      8,767      24,690     25,160
  Other, net of rebates..............................    1,933      1,580       4,950      4,380
                                                       -------    -------    --------   --------
          Total operating revenues...................   45,338     34,546     135,266    103,957
                                                       -------    -------    --------   --------
Operating Expenses:
  Salaries and employee benefits.....................   11,331     10,853      33,191     38,218
  Depreciation and amortization of property and
     equipment, net of deferred credit
     amortization....................................    5,325      3,939      15,216     11,641
  Rent and facility..................................    4,555      4,170      13,519     12,353
  Professional services..............................    4,024      2,714      12,344      9,262
  General and administrative.........................    5,300      3,201      12,097     10,844
  Telecommunications, equipment rentals and
     maintenance.....................................    1,488      3,795      10,276     11,130
  Loss on disposition of property and equipment, and
     impairment of capitalized software..............      696        490       2,293      2,120
  Marketing..........................................    1,233        544       2,072      1,544
  Amortization of goodwill...........................       --        538          --      1,615
  Other..............................................    2,298      1,664       5,698      4,839
                                                       -------    -------    --------   --------
          Total operating expenses...................   36,250     31,908     106,706    103,566
                                                       -------    -------    --------   --------
Income from operations...............................    9,088      2,638      28,560        391
Other Income (Expenses):
  Investment income, net.............................    2,043      1,405       4,889      4,314
  Interest expense...................................   (1,875)    (1,928)     (5,625)    (5,785)
                                                       -------    -------    --------   --------
Income (loss) before (provision) benefit for income
  taxes..............................................    9,256      2,115      27,824     (1,080)
(Provision) benefit for income taxes.................   (4,427)      (985)    (13,414)       249
                                                       -------    -------    --------   --------
Net income (loss)....................................    4,829      1,130      14,410       (831)
Retained earnings/(accumulated deficit), beginning of
  period.............................................   10,505     (1,717)        924        244
                                                       -------    -------    --------   --------
Retained earnings/(accumulated deficit), end of
  period.............................................  $15,334    $  (587)   $ 15,334   $   (587)
                                                       =======    =======    ========   ========
Net income (loss) per share (based on 816 shares)....  $ 5,918    $ 1,385    $ 17,659   $ (1,018)
                                                       =======    =======    ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                           ASSETS
Cash and cash equivalents...................................    $  2,060        $  5,680
Securities purchased under agreements to resell.............      35,000           6,500
Marketable securities, at market (cost of $65,056 at
  September 30, 2002 and $65,339 at December 31, 2001)......      67,266          65,025
Clearing and transaction fees receivable, net...............      15,710           9,337
Prepaid taxes and expenses..................................      10,051          12,985
Cash performance margin.....................................      98,144          43,594
Other current assets........................................      12,952          15,101
                                                                --------        --------
          Total current assets..............................     241,183         158,222
Property and equipment, net.................................     225,959         228,483
Other assets................................................      25,911          26,085
                                                                --------        --------
          Total assets......................................    $493,053        $412,790
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................    $ 14,759        $ 20,907
Accrued salaries and related liabilities....................       8,082           5,221
Accrued interest payable....................................       3,735           1,867
Cash performance margin.....................................      98,144          43,594
Other current liabilities...................................      11,615           6,889
                                                                --------        --------
          Total current liabilities.........................     136,335          78,478
Deferred income taxes.......................................      17,817           9,705
Notes payable...............................................      94,368          94,368
Deferred credit -- grant for building construction..........     115,281         116,890
Other non-current liabilities...............................      20,606          19,113
                                                                --------        --------
          Total liabilities.................................     384,407         318,554
                                                                --------        --------
COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................          --              --
Additional paid-in capital..................................      93,312          93,312
Retained earnings...........................................      15,334             924
                                                                --------        --------
          Total stockholders' equity........................     108,646          94,236
                                                                --------        --------
          Total liabilities and stockholders' equity........    $493,053        $412,790
                                                                ========        ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash Flows From Operating Activities:
  Net income (loss).........................................  $ 14,410   $   (831)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........    15,216     11,641
     Amortization of goodwill...............................        --      1,615
     Deferred income taxes..................................     7,376       (523)
     Loss on disposition of property, equipment and
      impairment of capitalized software....................     2,293      2,120
     Net changes in operating assets and liabilities........     2,005    (11,940)
                                                              --------   --------
          Net cash provided by operating activities.........    41,300      2,082
                                                              --------   --------
Cash Flows From Investing Activities:
  Capital expenditures......................................   (16,594)   (15,244)
  (Increase) decrease in securities purchased under
     agreements to resell...................................   (28,500)    16,008
  Decrease in other assets..................................       174        372
                                                              --------   --------
          Net cash (used in) provided by investing
           activities.......................................   (44,920)     1,136
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (3,620)     3,218
Cash and cash equivalents, beginning of year................     5,680      2,870
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  2,060   $  6,088
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Throughout this document NYMEX Holdings, Inc. will be referred to as "NYMEX Holdings" and, together with its subsidiaries, as the "Company." The two principal subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc., ("NYMEX Exchange" or "NYMEX Division"), and Commodity Exchange Inc. ("COMEX" or "COMEX Division"), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the "Exchange."

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

     For a summary of significant accounting policies (which have not significantly changed from December 31, 2001, except for the treatment of cash performance margin described below, see note 2 to the unaudited condensed consolidated financial statements) and additional information, see note 1 to the audited December 31, 2001 financial statements which were filed with the SEC in the Company's Form 10-K on March 5, 2002.

     Effective September 30, 2002, the Company changed its accounting policy regarding the presentation of cash performance margin. The Company now presents such amounts as current assets and offsetting current liabilities. Previously such amounts were netted to reflect a zero balance. There is no impact on results of operations as a result of this change in presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for the performance of an impairment test to be performed annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. The Company believes that the adoption of SFAS No. 142 has a material effect on operations. The adoption of this standard has increased pre-tax income and net income for the third quarter of 2002 by $538,000, or $659 per share, which is the amount of quarterly amortization of goodwill, and $1,615,000, or $1,979 per share for the nine months ended September 30, 2002.

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

     In October 2001, the Emerging Issues Task Force issued EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for businesses affected by this event should be accounted for in the financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company adopted the provisions of EITF No. 01-10 during the third quarter of 2001. (See note 9).

3.  COLLATERALIZATION

     At September 30, 2002 and December 31, 2001, the Company had accepted collateral in the form of United States Treasury bills that it is permitted by contract or industry practice to sell or re-pledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements with, and are held in custody by, its banks. The fair value of such collateral at September 30, 2002 and December 31, 2001 was approximately $35,000,000 and $6,500,009, respectively.

4.  REVENUE REBATE AND FEE REDUCTION PROGRAM

     The Company has a fee rebate program that reduces clearing fees for NYMEX Division members. Rebates under this program totaled $1 million and $1.5 million for the three months ended September 30, 2002 and September 30, 2001, respectively, and $3.1 million and $5 million for the nine months ended September 30, 2002 and September 30, 2001. Clearing and transaction fees are presented in the unaudited condensed consolidated statements of operations and retained earnings/(accumulated deficit), net of these rebates.

     The Company also adopted several incentive programs for members for the purpose of reducing various operating costs. These incentive programs totaled $461,000 and $446,000 for the three months ended September 30, 2002 and September 30, 2001, respectively, and $1,265,000 and $1,459,000 for the nine months ended September 30, 2002 and September 30, 2001. Other revenues are presented in the unaudited condensed consolidated statements of operations and retained earnings/(accumulated deficit), net of fee reductions related to these programs.

5.  SEGREGATED FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. At September 30, 2002 and 2001, $5.4 million and $10.7 million of cash, $2.2 billion and $4.2 billion of U.S. Treasury obligations and $88.7 million and $50 million of U.S. Treasury obligations purchased under agreements to resell, respectively, were segregated pursuant to such regulations by the NYMEX Division. In addition, at September 30, 2002 and 2001, the NYMEX Division held irrevocable letters of credit amounting to $130.6 million and $154.7 million, respectively, which are used by clearing members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as delivery obligations, in lieu of depositing cash and/or securities. Margin balances in the form of cash deposits are included in the accompanying unaudited condensed consolidated financial statements as cash performance margin. The Company invests cash deposits and earns interest thereon. All income earned on deposits of U.S. Treasury obligations accrue to the clearing member firms depositing such securities. In addition, at September 30, 2002 and 2001, $1.4 billion and $757 million, representing shares of certain money market mutual funds, were held by the NYMEX Division on behalf of clearing members, respectively.

     At September 30, 2002 and 2001, the segregated funds of the Company's COMEX Division consisted of $3.3 million and $.4 million in cash, and $801.5 million and $622.2 million in U.S. Treasury obligations, respectively. The COMEX Division also held irrevocable letters of credit aggregating $62.6 million and $52.2 million as of September 30, 2002 and 2001, respectively.

6.  GUARANTY FUNDS

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member firm's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX Division and/or COMEX Division). Separate and distinct Guaranty Funds, held by the Company, are maintained for the NYMEX and COMEX Divisions. These funds may be used by the respective divisions to satisfy the obligations of a defaulting member.

     At September 30, 2002 and 2001, the total deposits maintained in the NYMEX Division Guaranty Fund were $79.7 million and $83.2 million, respectively. At September 30, 2002 and 2001, the total deposits for the COMEX Division Guaranty Fund were $73 million and $77.2 million, respectively.

7.  SEGMENT REPORTING

     During the second quarter of 2001, the Company changed its structure of internal reporting which caused the composition of reportable segments to change. The Company reports operating results for two business segments: open-outcry trading and electronic trading.

     Open-outcry includes the trading of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange as well as the Exchange's over-the-counter ("OTC") initiative. Electronic trading consists of trading on NYMEX ACCESS(R), the Company's electronic trading platform, which became web-based during the third quarter of 2001, as well as trading "e-miNY(SM)" contracts on the Chicago Mercantile Exchange's ("CME") GLOBEX(R) electronic trading platform. Both open-outcry and electronic trading currently allow for the trading and clearing of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, platinum, gold, silver, copper, aluminum, propane and palladium.

     Financial information relating to these business segments is set forth below, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                                OPEN-OUTCRY       ELECTRONIC TRADING         TOTAL
                             ------------------   ------------------   ------------------
                             3 MOS.     9 MOS.    3 MOS.     9 MOS.    3 MOS.     9 MOS.
(In thousands)               -------   --------   -------   --------   -------   --------
Three and Nine Months Ended
  September 30, 2002:
  Operating revenues.......  $41,431   $123,049   $ 3,907   $ 12,217   $45,338   $135,266
  Operating expenses.......   34,149     95,449     2,101     11,257    36,250    106,706
  Operating income.........    7,282     27,600     1,806        960     9,088     28,560
  Investment income........    2,043      4,889        --         --     2,043      4,889
  Interest expense.........    1,875      5,625        --         --     1,875      5,625
  Depreciation and
     amortization..........    3,288      9,473     2,037      5,743     5,325     15,216
  Income tax expense.......    3,564     12,951       863        463     4,427     13,414
  Net income...............  $ 3,886   $ 13,913   $   943   $    497   $ 4,829   $ 14,410

                                OPEN-OUTCRY       ELECTRONIC TRADING         TOTAL
                             ------------------   ------------------   ------------------
                             3 MOS.     9 MOS.    3 MOS.     9 MOS.    3 MOS.     9 MOS.
(In thousands)               -------   --------   -------   --------   -------   --------
Three and Nine Months Ended
  September 30, 2001:
  Operating revenues.......  $32,150   $ 97,636   $ 2,396   $  6,321   $34,546   $103,957
  Operating expenses.......   26,138     83,442     5,770     20,124    31,908    103,566
  Operating income
     (loss)................    6,012     14,194    (3,374)   (13,803)    2,638        391
  Investment income........    1,405      4,314        --         --     1,405      4,314
  Interest expense.........    1,928      5,785        --         --     1,928      5,785
  Depreciation and
     amortization..........    3,343     10,141     1,134      3,115     4,477     13,256
  Income tax (benefit)
     expense...............    2,557      2,926    (1,572)    (3,175)      985       (249)
  Net income (loss)........  $ 2,932   $  9,797   $(1,802)  $(10,628)  $ 1,130   $   (831)

8.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of September 30, 2002, which may be deemed to be material under the regulations of the Securities and Exchange Commission. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management that, after consultation with outside legal counsel, the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     - eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case. Plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. Plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. On August 1, 2001, the Court granted a motion to add eSpeed as a plaintiff. On August 10, 2001, the Exchange made a motion to bifurcate the issues of willfulness of infringement and damages from all other issues in the case and requested a stay of discovery on the issues of willfulness and damages. On April 16, 2002, the Court denied the Exchange's motion and granted plaintiff's cross-motion. The Markman hearing was held on April 18, 2002. On June 26, 2002, the Court issued a decision in which it construed more broadly the meaning of certain elements of the patent claims than those constructions proposed by the Exchange. This decision may limit the scope of the arguments that the Exchange may have respecting non-infringement. The case remains in discovery. The Court set the date of December 13, 2002 for notification by the parties of their intention to file dispositive motions in this action.

     - Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case. Plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. On December 17, 2001, the Court rendered a decision granting in part, the Exchange's motion, for a further bill of particulars from plaintiff. Plaintiff filed a Note of Issue on or about September 27, 2002 and a pre-trial conference is scheduled for February 4, 2003.

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

     - New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On or about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. The Second Amended Complaint was served on or about November 26, 2001. GlobalView served its answer to the Second Amended Complaint and Counterclaims on or about February 14, 2002. GlobalView asserted two additional counterclaims for tortious interference each seeking an additional $9 million in damages. On March 14, 2002, the Exchange served its reply to the counterclaims. The case is in discovery. At a conference held on November 12, 2002, the Court ordered the parties to mediation.

     When the Company adapted its electronic trading strategy to an internet-based platform, it terminated a contractual arrangement for its proprietary network. The Company has negotiated, and subsequently paid in October, a settlement of associated termination charges.

9.  DISASTER RECOVERY

     As a result of the September 11, 2001 terrorist attack, the Company's back-up data center, located near the World Trade Center, was rendered non-operational. The Company is currently utilizing its web-hosting facility as a temporary back-up data center. On May 13, 2002, the Company signed a lease for a facility, located outside of New York City, to serve as a full service back-up trading facility and data recovery center. The Company has completed the necessary construction and technological installation of the back-up trading facility and is conducting full tests of the facility.

     The Company has recorded a receivable of $8.6 million for insurance recovery related to the September 11th terrorist attack, including $1.3 million recorded during the third quarter of 2002. The corresponding expenses have been reduced by this amount in the unaudited condensed consolidated statements of operations. The Company settled its claim with the insurance carrier in the amount of $17.25 million in the fourth quarter and has been fully reimbursed for costs incurred as a result of the disaster, as well as for certain business interruption losses.

                                   * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL
         DATA)

INTRODUCTION

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the three and nine months ended September 30, 2002. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

FORWARD LOOKING AND CAUTIONARY STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has attempted, wherever possible, to identify such statements by using words such as "anticipates," "believes," "expects" and words and terms of similar substance in connection with any discussion of future operating or financial performance. These statements may involve a number of risks, uncertainties and other factors that may cause actual results to differ materially, including the Company's ability to: continue to develop and market new innovative products and services; keep pace with technological change; continue to develop and market its electronic trading system; obtain or protect intellectual property rights; respond to competitive pressures; contend with quarterly fluctuations in revenues and volatility of commodity prices; address changes in financial or business conditions; attract and retain key personnel; successfully manage acquisitions and alliances; and respond to legal, regulatory, and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company's other filings with the SEC, or in materials incorporated therein by reference.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

     The Company reported net income of $4,829, or $5,918 per share, which represented an increase of $3,699, compared to the net income of $1,130 in the third quarter of 2001. This increase was primarily the result of the following factors:

     - an increase in trading volume on the NYMEX Division, primarily due to trading in natural gas and crude oil;

     - an increase in trading volume on the COMEX Division, primarily due to trading in gold; and

     - revenues resulting from the introduction of Exchange of Futures for Swaps in natural gas.

     The following discussion provides additional information about the Company's operating results for the third quarter of 2002:

 Revenues

     Total operating revenues were $45,338 in the third quarter of 2002, up $10,792 or 31%, from the same period in 2001.

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

     Clearing and transaction fees, net of member fee rebates, were $35,159 compared to $24,199 earned during the same quarter last year, up 45%. The increase in revenue was aided by a 50% reduction in NYMEX Division member fee rebate rates. Member fee rebates, which apply only to NYMEX Division members, amounted to $1,034 and $1,524 for the three months ended September 30, 2002 and 2001, respectively. Effective October 1, 2002, the Board of Directors approved a doubling of the fee rebate rate through year-end.

     The NYMEX Division's clearing and transaction fee revenues, net of member fee rebates, were $29,670, up 47% from the comparable 2001 quarter, while overall trading volume for the NYMEX Division increased 38%.

     Open-outcry volume on the NYMEX Division increased by 36% compared with the same quarter in 2001. Open-outcry clearing and transaction fee revenues, before member fee rebates, were $25,914, a 33% increase. Volume benefited from an increase in the number of trading days over the prior year's period, which had been curtailed due to the September 11th terrorist attack.

     Total volume on NYMEX ACCESS(R), the Company's electronic trading system, increased 66% when compared with the same period a year ago. Increased accessibility to the system by users through the internet, and a wider distribution of electronic trading rights due to the lifting of the limitation on such rights, along with enhanced functionality of the system, contributed to these strong results.

     THE FOLLOWING ARE THE SIGNIFICANT CHANGES IN TRADING VOLUME FOR THE NYMEX DIVISION PRODUCTS:

     Natural Gas -- Overall volume in Natural Gas futures and options for the third quarter increased by 74%. Natural gas options volume rose 87% and futures volume increased by 69%. The primary catalysts for the increased trading activity were credit concerns in the Natural Gas industry, highlighted by the Enron bankruptcy as well as financial difficulties for other companies in the energy industry, and to a lesser extent, a mild economic recovery that boosted trading activity in options as compared to futures. Various NYMEX initiatives, including the Exchange of Futures for Swaps ("EFS") mechanism introduced in Natural Gas in November 2001, also helped promote increased trading in Natural Gas futures and options contracts.

     Crude Oil -- Overall volume increased by 27%. Options volume remained at near record levels, up 54%. Heightened volatility levels, uncertainty with regard to world production, and a higher level of world economic activity all served to maintain hedging activity at near record levels. Middle East unrest and increased OPEC compliance with production cuts kept uncertainty in the market as to product supply at a historically high level. Continued credit concerns in the OTC market also contributed to the increase in volume.

     Unleaded Gasoline -- Overall volume increased by 26%. Somewhat stronger economic performance boosted demand for refined products, but this was somewhat offset by higher imports and production levels. Unleaded Gasoline options volume fell 15%. Reduced differentials between the price of refined products and crude oil played a major role in the decline.

     THE FOLLOWING ARE THE SIGNIFICANT CHANGES IN TRADING VOLUME FOR THE COMEX DIVISION PRODUCTS:

     The COMEX Division's clearing and transaction fees were $5,489 in the third quarter of 2002, up 37% from the 2001 comparable period.

     Gold -- Overall volume increased 42%. Futures volume increased 50%. Factors such as a weakening U.S. currency, world tensions, and a mild economic recovery, all contributed to the increase in volume for the third quarter of 2002 when compared with the same period a year ago.

     Silver -- Overall volume increased 28%. Futures activity was up 37%. Continued economic growth and a weak U.S. currency propelled the increase. Options have experienced a decrease in volume of 9% associated with decreased number of strike price intervals.

     Copper -- Overall volume increased 28%. Futures volume, up 30%, was positively impacted by lower inventories and production combined with stronger home building and car sales, creating price volatility.

     Market data fee revenue, which represented 18% of the Company's total operating revenues for the third quarter of 2002, decreased by 6%. The 13% decrease in units, attributed to contraction in financial services industry, was the primary reason for this decline.

  Operating Expenses

     Total operating expenses were $36,250 during the third quarter of 2002, up $4,342 or 14%.

     Salaries and employee benefits, which constitute 31% of total operating expenses for the quarter, increased by $478, or 4%. This increase is reflective of the 4% increase in staffing during the third quarter of 2002, primarily for OTC Clearing and e-miNY(SM) projects.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $1,386, or 35%, in the third quarter of 2002. This increase is the result of the start-up of internet-based NYMEX ACCESS(R) trading. The launch, in the fourth quarter of 2001, initiated the amortization of project-related software development costs.

     Rent and facility expenses increased by $385, or 9%. Increased building security services, as a result of the September 11th terrorist attacks, as well as rent for a web-hosting center, make up the majority of this increase. This increased rents are expected to continue during the fourth quarter of 2002. The increase was partially offset by a decrease in energy prices for light, heat and power during the third quarter of 2002.

     Professional services increased by $1,310, or 48%. Significant expenditures for legal fees, which increased 107%, was the primary reason for this increase. These legal fees primarily result from the defense of a patent infringement suit that is currently in the discovery phase.

     General and administrative expenses increased by $2,099, or 66%, during the third quarter of 2002. An addition to litigation reserves, as well as a significant rise in insurance premiums as a result of the September 11th terrorist attacks, were the primary reasons for this increase.

     Telecommunications, equipment rentals and maintenance decreased by $2,307, or 61%. The elimination of NYMEX ACCESS(R) trading on a proprietary network, resulting in monthly savings, was the primary reason for this decline.

     Loss on disposition of property and equipment and impairment of capitalized software was $696 during the third quarter of 2002. A change in strategy related to the implementation of an internally developed clearing system for the COMEX Division contributed to this loss. As the Company continues to evaluate changes to its electronic trading technology strategy, additional impairment charges may result.

     Marketing costs increased by $689, or 127%. The implementation of a significant advertising campaign for the e-miNY(SM) contracts as well as the OTC Clearing service, contributed to this increase. This trend is expected to continue during the fourth quarter.

     Goodwill is no longer being amortized in 2002. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. This has resulted in a decrease in operating expenses of $538 when compared with the same quarter a year ago.

     Other expenses increased by $634, or 38%, principally due to the increased investment earnings on the COMEX members' retention plan assets, which is also reflected in other expenses.

  Other Income

     Investment income, net of investment advisory fees, increased by $638, or 45%, during the third quarter of 2002. Unrealized gains on fixed income securities at the end of the third quarter of 2002, as a result of lower interest rates, is the primary reason for this increase.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

     The Company reported net income of $14,410, or $17,659 per share, which represented an increase of $15,241 compared to the net loss of $831 in the same period a year ago. This increase was primarily the result of the following factors:

     - an increase in volume on the NYMEX Division, primarily due to trading in natural gas and crude oil;

     - revenues resulting from the introduction of Exchange of Futures for Swaps in natural gas; and

     - lower payroll expenses compared with the same period in 2001 resulting from a reduction in severance payments.

     The following discussion provides additional information about the Company's operating results for the nine months of 2002:

  Revenues

     Total operating revenues were $135,266 during the first nine months of 2002, up $31,309, or 30%. Record trading volume in the natural gas and crude oil contracts were the principal factors for this increase.

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

     In the first nine months of 2002, clearing and transaction fees, net of member fee rebates, were $105,626 compared to $74,417 earned during the same period last year. This 42% increase was principally the result of greater trading volume on the NYMEX Division as well as the impact of a board-approved 50% reduction in NYMEX Division member fee rebate rates. Member fee rebates, which apply only to NYMEX Division members, amounted to $3,118 and $4,959 for the nine months ended September 30, 2002 and 2001, respectively. Effective October 1, 2002, the Board of Directors approved a doubling of the fee rebate rate through year-end.

     The NYMEX Division's clearing and transaction fees, net of member fee rebates, were $89,097 for the nine months of 2002, up 49%. The overall trading volume for the NYMEX Division increased 33%.

     Open-outcry volume on the NYMEX Division increased by 31%.

     Total volume on NYMEX ACCESS(R), the Company's electronic trading system, increased 96%. Increased accessibility to the system by users through the internet, and a wider distribution of electronic trading rights due to the lifting of the limitation on such rights, along with enhanced functionality of the system, contributed to these strong results.

     THE FOLLOWING ARE THE SIGNIFICANT CHANGES IN TRADING VOLUME FOR THE NYMEX DIVISION PRODUCTS:

     Natural Gas -- Overall volume in this contract for the nine months of 2002 increased by 84%. The overall increase resulted from a rise in Natural Gas options volume, which rose 132%, while futures volume increased by 68%. The primary catalysts for the increased trading activity were credit concerns in the Natural Gas industry, highlighted by the Enron bankruptcy as well as financial difficulties of other companies in the energy industry. Various NYMEX initiatives, including the Exchange Futures for Swaps ("EFS") and OTC Clearing mechanisms introduced in Natural Gas in November 2001 and May 2002 respectively, helped promote increased trading in Natural Gas futures and options contracts.

     Crude Oil -- Overall volume in this contract for the nine months of 2002 increased by 23%. Futures volume rose 17% and options volume remained at record levels, up 56%. Slow global economic activity tends to be correlated to low crude oil prices. However, political tensions and uncertainty with respect to OPEC production levels served to maintain hedging activity at near record levels. Continued credit concerns in the OTC market also helped account for this increase.

     Unleaded Gasoline and Heating Oil -- Unleaded Gasoline volume increased by 4% and Heating Oil volume increased by 9% for the first nine months of 2002. As with crude oil, world tensions and production uncertainty offset slowing demand to keep speculative and hedging activities high. Both Unleaded Gasoline and Heating Oil options volume fell by 35% and 20%, respectively. Continued narrow differentials between refined products and crude oil played a major role in the decline in options trading.

     THE FOLLOWING ARE THE SIGNIFICANT CHANGES IN TRADING VOLUME FOR THE COMEX DIVISION PRODUCTS:

     The COMEX Division's clearing and transaction fees were $16,530 in the first nine months of 2002, up 13%.

     Gold -- Volume increased by 18%. Futures volume increased 25%. Factors such as a weakening U.S. currency and world tensions all contributed to the increase in volume.

     Silver -- Volume increased by 27%. Futures activity was up 26% in the first nine months of 2002. A mild economic recovery and geopolitical events propelled the increase. Option volume also experienced an increase in volume, rising 32%.

     Copper -- Overall volume declined by 3% over last year's nine month totals. Record housing starts and higher inventories and production offset by slower car production reduced hedging activity. Copper options volume decreased 27% from the same period in 2001.

     Market data fee revenue, which represented 18% of the Company's total operating revenues for the nine months of 2002, remained virtually unchanged, declining 2%. The benefits of a mid-year price increase in 2001 were largely offset by declining subscriber units, particularly for COMEX Division data. The decrease in units can be attributed to weaknesses in the financial services industry.

  Operating Expenses

     Total operating expenses were $106,706 during the first nine months of 2002, up $3,140 or 3%.

     Salaries and employee benefits, which constituted 31% of total operating expenses for the nine months of 2002, decreased by $5,027, or 13%. This decrease was due to a reduction in severance payments made during the second quarter of 2001, when a company wide reduction-in-work force was implemented, as well as the salary savings realized from the work force reduction. These savings are expected to continue during the next quarter.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by $3,575, or 31%. This increase, which is expected to continue throughout the remainder of the year, is the result of the start-up of internet-based NYMEX ACCESS(R) trading during the end of 2001. The launch, in September 2001, initiated the amortization of project-related software development costs.

     Rent and facility expenses increased by $1,166, or 9%. Increased building security services as a result of the September 11th terrorist attacks make up the majority of this increase. This trend is expected to continue during the fourth quarter of 2002. This increase was partially offset by a decrease in energy prices for light, heat and power during the third quarter of 2002.

     Professional services increased by $3,082, or 33%. Significant expenditures for legal fees, which increased 151%, were the primary reason for this increase. These legal fees primarily result from the defense of a patent infringement suit that is currently in the discovery phase.

     General and administrative expenses increased by $1,253, or 12%. An increase in litigation reserves was the primary reason.

     Telecommunications, equipment rentals and maintenance decreased by $854, or 8%. The elimination of NYMEX ACCESS(R) trading on a proprietary network, resulting in monthly savings, was the primary reason for this decline.

     Marketing costs increased by $528, or 34%. The implementation of a significant advertising campaign for the e-miNY(SM) contracts as well as the OTC Clearing service contributed to this increase. This trend is expected to continue during the fourth quarter.

     Loss on disposition of property and equipment and impairment of capitalized software was $2,293, as a result of a change in strategy related to the implementation of an internally developed clearing system.

     Goodwill is no longer being amortized in 2002. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company performed such a test during the first quarter of 2002. There were no impairments recognized during the periods presented. This has resulted in a decrease in operating expenses of $1,615.

     Other expenses increased by $859, or 18%, principally due to the increased investment earnings on the COMEX members' retention plan assets, which is also reflected in other expenses.

  Other Income

     Investment income, net of investment advisory fees, increased by $575, or 13%, during the first nine months of 2002. This increase was primarily due to unrealized gains on fixed income securities at the end of the third quarter of 2002, as a result of lower interest rates.

  Provision for Income Taxes

     The Company's effective tax rate increased, from 23% to 48%, due to the lower proportion of tax-exempt earnings relative to pre-tax income.

FINANCIAL CONDITION AND CASH FLOWS

  Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to ensure its future growth and to increase shareholder value. Capital expenditures were $8,369 during the third quarter of 2002. These capital expenditures were used to update and enhance computer software applications as well as the development of a full service back-up trading facility and data recovery center, which cost approximately $12 million. The Company had $104,326 in cash, reverse repurchase agreements, and marketable securities at September 30, 2002.

  Cash Flow

                                                             (IN THOUSANDS)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -----------------
                                                              2002      2001
                                                            --------   ------
Net cash provided by (used in):
  Operating activities....................................  $ 41,300   $2,082
  Investing activities....................................   (44,920)   1,136
                                                            --------   ------
Net (decrease) increase in cash and cash equivalents......  $ (3,620)  $3,218
                                                            ========   ======

  Working Capital

                                                           (IN THOUSANDS)
                                                 AT SEPTEMBER 30,   AT DECEMBER 31,
                                                       2002              2001
                                                 ----------------   ---------------
Current assets.................................      $241,183          $158,222
Current liabilities............................       136,335            78,478
                                                     --------          --------
Working capital................................      $104,848          $ 79,744
                                                     ========          ========
Current ratio..................................        1.77:1            2.02:1

     Current assets at September 30, 2002 increased by $82,961, or 52%, from year-end 2001 primarily as a result of a stronger financial performance in 2002. The primary changes in current assets consisted of an increase of $28,500 in securities purchased under agreements to resell offset by a $2,934 decrease in prepaid taxes; both changes are the result of strong financial performance for the first nine months of 2002. The increase in clearing and transaction fees receivable at September 30, 2002 is due primarily to an increase in volume. Cash performance margins an increased by $54,550 or 125% and is the result of significantly higher trading activity at the end of September.

     As of September 30, 2002, the Company had incurred costs of approximately $8,643 related to the terrorist attacks of September 11th, which were covered by insurance and which, consequently, did not impact results. These include the cost of duplicate facilities and equipment associated with the Company's back-up data center, formerly located in lower Manhattan, and certain other business recovery expenses. The Company also incurred costs associated with the damage to the Company's offices and extra operating expenses, as well as business interruption losses. The Company settled with its insurers for $17,250 for all losses claimed under the insurance policy, $14,250 of which was received in October.

     The Company has applied for grant monies under the WTC Job Creation and Retention Program, an incentive program administered by New York City and New York State to foster the retention of business and employment in lower Manhattan. The Company has received approval for the grant but must satisfy certain conditions for receipt of the funds. The Exchange is currently in the process of fulfilling these conditions and expects to receive the grant monies before the end of the year.

     Current liabilities at September 30, 2002 increased by $57,857, or 74%, from year-end 2001. Accounts payable and accrued liabilities decreased by $6,148, or 29%, primarily the result of payments in 2002 for prior year liabilities related to the disaster recovery work from the September 11th terrorist attacks. Offsetting this decrease was an increase in accrued salaries and related liabilities. This liability increased by $2,861, or 55%, and represents the nine-month portion of anticipated year-end bonuses. Accrued interest payable also increased, rising $1,868, or 100%. This increase represents three more months of interest on outstanding debt. Cash performance margins increased by $54,550 or 125% and is the result of significantly higher trading activity at the end of September.

  Future Cash Requirements

     As of September 30, 2002, the Company had long-term debt in the principal amount of $94,368 and short-term debt in the principal amount of $2,815. This debt consisted of the following:

     - $28,183 of 7.48% notes, of which $2,815 is short term, with a remaining nine-year principal payout,

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011, and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     The Company would incur a redemption premium should it choose to pay off any series issue prior to its maturity. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     On November 7, 2002 the Board of Directors declared a one-time dividend of $5 million to be distributed to stockholders of record as of January 2, 2003. This is the first time a dividend has been issued by the Company.

     The Company believes that its cash flows from operations will be sufficient to meet its needs for the foreseeable future. In addition, the Company has the ability, and may seek, to raise capital through issuances of debt or equity in the private and public capital markets. On an ongoing basis, the Company evaluates cost containment measures in an effort to ensure fiscal stability.

     Long term deferred income tax liabilities (net of deferred income tax assets) increased by $8,112 or 84% from year-end 2001. This increase is due to significantly stronger financial performance during the nine months ended September 30, 2002 which allowed the Company to utilize charitable contribution and net operation loss carryforwards, thus reducing deferred income tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording monthly amortization. The Company believes that the adoption of SFAS No. 142 has a material effect on operations. The adoption of this standard has increased pre-tax income and net income by $538 and $1,615 for the three months and nine months ended September 30, 2002, or $659 and $1,979 per share, respectively. The Company believes that the adoption of this standard will increase annual pre-tax and net income by $2,153 or $2,638 per share, which is the amount of annual amortization of goodwill.

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

     Effective September 30, 2002, the Company changed its accounting policy regarding the presentation of cash performance margin. The Company now presents such amounts as current assets and offsetting current liabilities. Previously such amounts were netted to reflect a zero balance. There is no impact on results of operations as a result of this change in presentation.

BUSINESS HIGHLIGHTS

     On May 31, 2002, the Company launched its over-the-counter ("OTC") clearing initiative. OTC clearing enables market participants to take advantage of the financial depth and integrity of the Company's clearinghouse, while conducting business with parties of their own choosing at prices they negotiate. Parties may conduct a transaction and submit it through a web interface provided by the Company or will be able to submit a trade through a portal provided through the Company's confirmation services which was successfully deployed in October 2002. The transaction is submitted to the Company as an EFP (exchange for physical) or an EFS (exchange for swap) transaction. These OTC transactions are checked against credit limits established by the clearing members and, when approved, the transactions will be matched and cleared by the Exchange. The Company will also be able to provide third-party record-keeping and confirmation services to parties transacting purely non-cleared bilateral trades. By November 14, 2002, 92 companies had registered for the OTC clearing service.

     On June 7, 2002, the Company launched energy calendar spread options contracts. Trading volume through September 30, 2002, totaled 62,029 contracts and open interest reached 15,332 contracts. A daily record was set on July 2, 2002 when 2,425 crude oil calendar spread options contracts traded, surpassing the previous record of 1,770 contracts traded on June 26, 2002.

     On June 17, 2002, the Company began offering newly created smaller sized versions of crude oil and natural gas futures contracts ("e-miNY(SM)") for trading on the Chicago Mercantile Exchange's ("CME")

GLOBEX(R) electronic trading platform and clearing through the Company's clearinghouse. Since the launch, volume has approximated 2,264 contracts per day. On October 1, 2002, a record was set when 4,836 contracts were traded, topping the record of 3,761 contracts traded on July 9, 2002.

     On September 25, 2002, a seat on the NYMEX Division sold for $1,110,000, topping the record of $1,100,000 set on July 25, 2002. Ownership of a seat on the NYMEX Division represents a share of common stock in NYMEX Holdings, as well as a Class A membership that reflects the trading privileges on NYMEX Exchange.

     The Exchange recently launched a major infrastructure project known as Enterprise-wide Messaging Architecture ("EMA"), which the Exchange believes will enhance technological and strategic benefits internally and to its customers. EMA allows for open communications between our internal systems such as clearing and trade management systems. EMA also provides a set of Application Programming Interfaces ("API") that will allow third party systems or exchanges to connect directly to our clearing systems using a standard messaging protocol known as Financial Information Exchange ("FIX"). This API will allow third parties to send trade information directly from their electronic trading system or back-office clearing systems in FIX format, where we will accept the trade, convert it into our Universal Trade Message ("UTM") format and process it through our systems.

     On November 7, 2002 the Board of Directors declared a one-time dividend of $5 million to be distributed to stockholders of record as of January 2, 2003. This is the first time a dividend has been issued by the Company.

  Electronic Trading Strategy

     During the third quarter of 2002, the Company continued the repositioning of its electronic trading strategy in an effort to expedite delivery of the Company's products to the electronic marketplace and to expand the size and scope of its customer base. Moreover, the Company continues to focus on transitioning its NYMEX ACCESS(R) system to accommodate trading or clearing of products that are designed to replicate and complement contracts traded in the OTC markets, but within the forum of an exchange. In this way, the Company hopes to combine its expertise and leadership as an exchange with state of the art technology in order to provide users with a comprehensive system in commodity risk management.

     In addition, the Company is continuing to evaluate electronic trading platforms that could be used as a matching engine for OTC trading. This matching engine will complement the Company's OTC Clearing initiative. The Company expects to complete this evaluation by year-end.

     On October 22, 2002, NYMEX Exchange announced that it had cleared more than $1.1 billion worth of OTC deals in natural gas and electricity, equivalent to 294 trillion British thermal units of natural gas and 118,400 megawatt hours of electricity.

     The Board of Directors previously approved in December 2001 the expansion of the number of users who can trade on NYMEX ACCESS(R) through the issuance of electronic trading privileges. The newly issued trading privileges began in February 2002, and the Company has continued to phase-in the increased privileges in the ensuing months. Previously, the number of electronic trading privileges for the NYMEX Division products was limited to the number of NYMEX Division memberships. The Company believes that the issuance of these additional trading privileges will continue to expand the number of users of NYMEX ACCESS(R).

     On September 17, 2002 a record volume of 46,255 futures contracts were traded on the NYMEX ACCESS(R) electronic trading system. The previous record for overnight trading was 42,131 contracts, set on June 5, 2002.

  Disaster Recovery

     As a result of the September 11, 2001 terrorist attack, the Company's back-up data center, located near the World Trade Center, was rendered non-operational. The Company is currently utilizing its web hosting facility as a temporary back-up data center. As part of a long-term solution, on May 13, 2002, the Company signed a lease for a facility, located outside New York City, to serve as a full service back-up trading facility and data recovery center. The Company has completed the necessary construction and technological installation of the back-up trading facility and is conducting full tests of the facility.

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

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                             AT SEPTEMBER 30, 2002

                                                                                                     TOTAL      FAIR MARKET
                                                                                         2007      PRINCIPAL    VALUE AS OF
                                                                                         AND         CASH      SEPTEMBER 30,
                                          2002     2003     2004     2005     2006    THEREAFTER     FLOWS         2002
                                         ------   ------   ------   ------   ------   ----------   ---------   -------------
Municipal Bonds........................  $1,023   $3,309   $2,850   $5,838   $5,309    $43,010      $61,339       $64,604
Weighted average interest rate.........    5.05%    4.40%    5.32%    4.55%    5.01%      4.49%
                                         ------   ------   ------   ------   ------    -------      -------       -------
Total Portfolio, excluding equity
  Securities...........................  $1,023   $3,309   $2,850   $5,838   $5,309    $43,010      $61,339       $64,604
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
                                        ======   ======   ======   ======   =======    =======      =======      =======

INTEREST RATE RISK

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company had net investment income of $4.9 million and $4.6 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at September 30, 2002 and December 31, 2001 were $67 million and $65 million, respectively. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be $6.7 million for September 30, 2002 and $6.5 million for December 31, 2001, respectively. The Company also invests in U.S. government securities and reverse repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the condensed consolidated balance sheets.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our periodic filings under such Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     N/A

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5.  OTHER INFORMATION

     N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On August 14, 2002, NYMEX Holdings, Inc., filed a Form 8-K with the Securities and Exchange Commission disclosing that the quarterly report on Form 10-Q for the quarter ended June 30, 2002 was accompanied by certifications of the Company's Chairman (i.e., its Principal Executive Officer) and its Chief Financial Officer, as required by 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. The certifications were in the form required by such Act.

     On October 24, 2002, NYMEX Holdings, Inc., filed a Form 8-K with the Securities and Exchange Commission disclosing the resignation of Ernst & Young LLP ("E&Y") as the Company's independent auditor.

     On November 7, 2002, NYMEX Holdings, Inc., filed a Form 8-K with the Securities and Exchange Commission disclosing the appointment of KPMG LLP as the Company's independent auditor, effective immediately.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2002.

                                              NYMEX HOLDINGS, INC.

                                          By:     /s/ PATRICK F. CONROY
                                            ------------------------------------
                                            Name: Patrick F. Conroy
                                            Title:  Duly Authorized Officer and
                                                Principal Financial Officer

CERTIFICATIONS

I, Vincent Viola, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of NYMEX Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Vincent Viola
Date: November 14, 2002                   _________________________________
                                          Name:   Vincent Viola
                                                  Title:  Chairman

I, Patrick Conroy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of NYMEX Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             /s/ Patrick Conroy
                                    _________________________________
                                    Name:   Patrick Conroy
                                    Title:  Chief Financial Officer