Form 10-K
period 2002-12-31
NYMEX HOLDINGS INC
filed 2003-03-06
CIK 1105018

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ]

     The number of shares of NYMEX Holdings, Inc. Capital Stock outstanding as of February 24, 2003 was 816. The aggregate market value of NYMEX Holdings, Inc. Capital Stock held by stockholders of NYMEX Holdings, Inc., as of February 24, 2003 was $1,040,400,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of February 24, 2003.

           DOCUMENTS OF WHICH PORTIONS                    PARTS OF FORM 10-K INTO WHICH PORTION
          ARE INCORPORATED BY REFERENCE                       OF DOCUMENTS ARE INCORPORATED
          -----------------------------                   -------------------------------------
Proxy Statement for NYMEX Holdings' March 18, 2003                         III
  Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                       PART I
ITEM 1.       Business....................................................         2
ITEM 2.       Properties..................................................        13
ITEM 3.       Legal Proceedings...........................................        14
ITEM 4.       Submission of Matters to a Vote.............................        15

                                      PART II
ITEM 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................        16
ITEM 6.       Selected Financial Data.....................................        16
ITEM 7.       Management's Discussion and Analysis of Consolidated Results
              of Operations and Financial Condition.......................        18
ITEM 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................        32
ITEM 8.       Financial Statements and Supplementary Data.................        34
ITEM 9.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................        34

                                      PART III
ITEM 10.      Directors and Executive Officers of the Registrant and the
              Exchange....................................................        35
ITEM 11.      Executive Officer Compensation..............................        38
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................        38
ITEM 13.      Certain Business Relationships and Related Transactions.....        38
ITEM 14.      Controls and Procedures.....................................        39

                                      PART IV
ITEM 15.      Exhibits, Financial Statement Schedule and Reports on Form
              8-K.........................................................        40
              Signatures..................................................        42
              Index to Financial Information..............................       F-2
              Management's Responsibility for Financial Statements........       F-3
              Independent Auditors' Reports...............................       F-4

                                     PART I

ITEM 1.  BUSINESS.

Forward-Looking Information -- Safe Harbor Statement

     Certain information in this report (other than historical data and information) constitutes forward-looking statements regarding events and trends that may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K. These statements are based on current expectations. Assumptions are inherently uncertain and are subject to risks that should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company's contracts are traded, increased competitive activity, fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts, the ability to control costs and expenses, changes to legislation or regulations, protection and validity of our intellectual property rights and rights licensed from others, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company assumes no obligation to update publicly any forward-looking statements.

Overview

     Throughout this document NYMEX Holdings, Inc., will be referred to as "NYMEX Holdings" and, together with its subsidiaries, as the "Company." The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc., ("NYMEX Exchange" or "NYMEX Division"), and Commodity Exchange Inc. ("COMEX" or "COMEX Division"), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the "Exchange."

     Since its founding 131 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange's trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the selling of market data. Based upon our 2002 trading volume of approximately 133 million contracts, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange's markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes.

     The Exchange exists principally to provide facilities for buying and selling commodities for future delivery under rules intended to protect the interests of all market participants. The Exchange itself does not own any commodities, trade futures and options contracts for its own account or otherwise engage in market activities. The Exchange provides the physical facilities necessary to conduct an open-outcry auction market and electronic trading systems and systems for the matching and clearing of all trades executed on the Exchange. Futures and options markets, such as the Exchange, facilitate price discovery and provide financial risk management instruments to a broad array of market participants including commercial entities that produce, consume, trade or have other interests in, underlying commodities. The Exchange believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function by providing the prices at which each trade occurs. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the exchanges' clearinghouses help mitigate counterparty performance risk.

History

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

     Energy futures trading was first established with the introduction of the heating oil contract in 1978, the world's first successful energy futures contract. Between 1981 and 1996, contracts followed for gasoline, crude oil, natural gas, propane, and electricity. The platinum futures contract is the world's longest continuously traded precious metals futures contract and was the first industrial commodity traded on the NYMEX Division. It is considered one of the world's most valuable industrial metals. Palladium futures, the only domestically exchange-traded instrument for that metal, were launched in 1968.

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

     On November 17, 2000, the New York Mercantile Exchange converted from a New York not-for-profit membership association into a Delaware for-profit stock corporation and became a subsidiary of NYMEX Holdings, Inc., a Delaware corporation, as a result of a merger. In the transaction, each NYMEX Division membership was converted into one Class A membership in NYMEX Exchange and one share of common stock of NYMEX Holdings. NYMEX Holdings holds the sole outstanding Class B membership in NYMEX Exchange.

     The Company's principal offices are located at One North End Avenue, World Financial Center, New York, NY 10282. Its telephone number is (212) 299-2000.

Strategy

     In general, the more liquidity a commodities market offers, the more attractive it is to market users. Conversely, if liquidity declines, a market becomes less attractive. Market participants generally view liquidity as having two elements -- trading volume and open interest. The Company believes that its continued and future success will be based upon its ability to strengthen its existing assets, including the Company's product line and clearinghouse, and to provide a technological infrastructure that offers efficient technology for market participants which can accommodate future growth of the Company. In doing so, the Company believes that it will position itself to ensure its ability to offer trading volume and open interest and thereby ensure continued liquidity to market participants. During the past year, the Company has continued these efforts and has undertaken several initiatives that it believes make significant strides in attempting to achieve these goals.

     Product Line: The Company has had continued success in maintaining its position as a premier marketplace for the trading of energy and metals futures and options contracts. The marketplace, however, particularly in the energy world, has undergone fundamental changes after the collapse of Enron and the existing financial weakness in the merchant energy sector.

     In order to respond to these fundamental shifts, the Company has had to continue to take the initiative to develop new products that provide an array of relevant products and risk management tools to the energy industry. During the second quarter of 2002, the Company launched an initiative that was originally called the over-the-counter ("OTC") clearing initiative, which is now provided as one of the services entitled NYMEX ClearPort Clearing(SM). This initiative, among other things, was intended to alleviate some of the credit issues in the marketplace by use of the clearinghouse and to offer market participants the advantages of reduced costs by offsetting positions. This initiative permits market participants to negotiate bilateral deals in the OTC market that are posted to the Exchange as futures contracts for clearing. The Company originally listed 25 commonly traded OTC energy instruments for trading. During the fourth quarter of 2002, the Company continued to pursue this strategy by listing an additional 32 energy futures contracts, including electricity, natural gas basis and crude oil swaps futures, which are based on commonly traded OTC instruments.

     The Company also believes that there are strategic benefits to be gained by providing ancillary services to energy and metals industry participants in order to provide a full complement of services to these industries. For instance, in 2002 the Company commenced a service now called NYMEX ClearPort(SM) Confirmations, which provides a confirmation service designed to be used by OTC market participants. The Company is currently reviewing other possible ancillary services that may be provided to the energy and metals industries and anticipates developing and providing additional services.

     Product Distribution: As part of its ongoing strategy, the Company also undertook several measures that are intended to expand the customer base of the marketplace by broadening access to the markets. The Company believes that certain ways in which the product base can be enriched is to provide for a broader distribution network for products as well as providing products which attract an expanded class of investors other than those who have traditionally used the Company's markets.

     The Company has also looked towards use of its electronic trading systems to expand customer access to its markets. The Company continued to expand customer access to its NYMEX ACCESS(R) electronic trading system in accordance with the Company's decision to eliminate previous restrictions on users of the system. During the year 2002, the number of users on the system increased to approximately 1,500. In addition, as further discussed below, the Company is in the process of utilizing a new trade matching system that is designed to facilitate ease of access into the markets by permitting customer proprietary or third-party software to be connected to the Company's systems by means of an application programming interface ("API").

     The Company has also attempted to implement this strategy by means of certain domestic and international alliances. For example, in 2002, the Company commenced an alliance with the Chicago Mercantile Exchange ("CME"). In June, 2002, the Company began offering newly created smaller sized versions of NYMEX Exchange crude oil and natural gas futures contracts ("e-miNY(SM)") for trading on the CME's GLOBEX(R) electronic trading platform and clearing through the Company's clearing house. This product is intended to provide not only another risk management tool to energy participants, but it is hoped that such a product will attract more public non-commercial customers to the Company's marketplace while leveraging the GLOBEX system's distribution system.

     The Company also attempts to internationalize its customer base, in large part by undertaking a large-scale marketing effort to introduce risk management analysis and techniques to potential customers abroad. Toward achieving that end, the Company originally placed NYMEX ACCESS(R) terminals (now replaced by internet-based NYMEX ACCESS(R)) in various physical commodity trading centers, including the United Kingdom and in Australia (through a linkage with the Sydney Futures Exchange). The Company continues to implement this strategy by ensuring that its new initiatives, including NYMEX ClearPort(SM), have similar international distribution. Similar alliance efforts are underway in Japan and in China.

     Technology: The Company has both enhanced and improved its technological infrastructure to facilitate increased efficiency and to enhance its competitive posture. During 2002, the Exchange launched a major infrastructure project known as Enterprise-wide Messaging Architecture ("EMA"), which the Exchange believes will enhance technological and strategic benefits internally and to its customers. EMA allows for open communications between the Company's internal systems such as clearing and trade management systems. EMA also provides a set of APIs that will allow third party systems or exchanges to connect directly to the Company's systems using a standard messaging protocol known as Financial Information Exchange ("FIX").

     The Company has also sought trade-matching technology that it believes can provide the flexibility required to support these expanded business needs. In the fourth quarter of 2002, the Company entered into a software licensing agreement with TradinGear.com, a software provider, to provide the company with trade matching software and support. This software has become the basis of the NYMEX ClearPort(SM) Trading system, which was launched in the first quarter of 2003. Currently, thirty-two of the futures products based upon commonly traded OTC products that were originally listed on NYMEX ACCESS(R) as well as two futures contracts previously cleared as part of the OTC clearing initiative are traded on this system. At this point, assuming that the system continues to provide the anticipated reliability, flexibility and scalability, it is anticipated that NYMEX ClearPort(SM) Trading will over time become the mechanism through which all electronic trading on the Exchange will be conducted. Thus, the Company hopes to combine its expertise and leadership as an exchange with state-of-the-art technology in order to provide users with a comprehensive system in commodity risk management.

Principal Products

  NYMEX Division

     NYMEX Exchange is the leading commodity exchange for trading energy futures and options contracts, including contracts for crude oil, heating oil, unleaded gasoline, propane, and natural gas and is a leading exchange for trading platinum group metals futures and options, including contracts for platinum and palladium.

     The aggregate trading volume in crude oil contributed approximately 32%, 32%, and 30% of the Company's total consolidated revenues for the years ended December 31, 2002, 2001, and 2000, respectively. The aggregate trading volume in natural gas contributed approximately 20%, 16%, and 16% of the Company's total consolidated revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

  COMEX Division

     The COMEX Division provides futures and options trading of precious metals including gold and silver, as well as base metals including copper and aluminum contracts. The Company's gold and silver futures and options contracts are the world's principal exchange-traded instruments for these commodities. FTSE Eurotop 100(R) stock index futures and options contracts, and FTSE Eurotop 300(R) stock index futures contracts were de-listed in 2002.

     The following is a list of the contracts traded and open interest for contracts traded on both the NYMEX Division and COMEX Division for the last five years expressed in "round turn" trades (i.e., a matched buy and sell trade):

                        NYMEX DIVISION CONTRACTS TRADED

                               1998                      1999                      2000                      2001
                      -----------------------   -----------------------   -----------------------   -----------------------
                       FUTURES      OPTIONS      FUTURES      OPTIONS      FUTURES      OPTIONS      FUTURES      OPTIONS
                      ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Light Sweet Crude
 Oil................  30,495,647    7,448,095   37,860,064    8,161,976   36,882,692    7,460,052   37,530,568    7,726,076
Henry Hub Natural
 Gas................  15,978,286    3,115,765   19,165,096    3,849,454   17,875,013    5,335,800   16,468,355    5,974,240
N.Y. Heating Oil....   8,863,764      669,725    9,200,703      695,558    9,631,376    1,385,968    9,264,472      704,972
N.Y. Harbor Unleaded
 Gasoline...........   7,992,269      730,421    8,701,216      600,009    8,645,182    1,012,460    9,223,510    1,040,030
Palladium...........     131,250          N/A       75,394          N/A       50,766          N/A       25,925          N/A
Platinum............     528,269       14,183      567,268       11,146      320,924        7,065      205,969        1,813
Other...............     403,093      112,228      199,577      102,467       55,320       58,711       62,526       28,747
                      ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total...............  64,392,578   12,090,417   75,769,318   13,420,610   73,461,273   15,260,056   72,781,325   15,475,878
                      ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                               2002
                      -----------------------
                       FUTURES      OPTIONS
                      ----------   ----------
Light Sweet Crude
 Oil................  45,679,468   11,460,857
Henry Hub Natural
 Gas................  24,357,792   10,966,023
N.Y. Heating Oil....  10,695,202      602,170
N.Y. Harbor Unleaded
 Gasoline...........  10,979,736      721,932
Palladium...........      41,053          N/A
Platinum............     219,771          456
Other...............     296,675      116,568
                      ----------   ----------
Total...............  92,269,697   23,868,006
                      ==========   ==========

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

                         NYMEX DIVISION OPEN INTEREST*

                       DECEMBER 31, 1998     DECEMBER 31, 1999     DECEMBER 31, 2000      DECEMBER 31, 2001
                      -------------------   -------------------   -------------------   ---------------------
                       FUTURES    OPTIONS   FUTURES    OPTIONS    FUTURES    OPTIONS     FUTURES     OPTIONS
                      ---------   -------   -------   ---------   -------   ---------   ---------   ---------
Light Sweet Crude
 Oil................    483,327   420,962   501,819     557,221   407,646     532,965     419,109     691,692
Henry Hub Natural
 Gas................    222,576   242,379   246,629     369,520   353,093     513,901     404,027     766,544
N.Y. Heating Oil....    176,361    66,632   135,259      58,593   124,664     147,976     150,063      66,188
New York Harbor
 Unleaded
 Gasoline...........    100,465    26,859    89,804      45,854    90,242      38,791     120,738      35,132
Platinum............     11,543       413    11,953         326     8,429         305       6,363           3
Palladium...........      2,861       N/A     2,869         N/A     1,848         N/A       1,273         N/A
Other...............     12,746     7,640     6,741       6,647     1,005       6,113       1,741       1,723
                      ---------   -------   -------   ---------   -------   ---------   ---------   ---------
   Total............  1,009,879   764,885   995,074   1,038,161   986,927   1,240,051   1,103,314   1,561,282
                      =========   =======   =======   =========   =======   =========   =========   =========

                        DECEMBER 31, 2002
                      ---------------------
                       FUTURES     OPTIONS
                      ---------   ---------
Light Sweet Crude
 Oil................    580,793   1,167,016
Henry Hub Natural
 Gas................    379,548     986,600
N.Y. Heating Oil....    166,412      70,894
New York Harbor
 Unleaded
 Gasoline...........    115,123      47,984
Platinum............      8,255          15
Palladium...........      1,941         N/A
Other...............      1,395      16,620
                      ---------   ---------
   Total............  1,253,467   2,289,129
                      =========   =========

     "N/A" means contract was either not in existence at the time or was declared dormant and therefore not available for trading.

     * Open Interest as recorded on the last business day of the years 1998 to 2002.

                        COMEX DIVISION CONTRACTS TRADED

                               1998                     1999                     2000                     2001
                      ----------------------   ----------------------   ----------------------   ----------------------
                       FUTURES      OPTIONS     FUTURES      OPTIONS     FUTURES      OPTIONS     FUTURES      OPTIONS
                      ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
Gold................   8,990,094   1,945,366    9,575,788   2,815,831    6,643,464   2,083,414    6,785,340   1,975,019
Silver..............   4,094,616     818,053    4,157,500     725,885    3,117,017     579,085    2,569,198     483,386
High Grade Copper...   2,483,610     153,332    2,852,962     160,857    2,778,124      65,043    2,856,641      50,826
 Other..............      50,619           0       59,438         642       87,762           0       47,480           0
                      ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
   Total............  15,618,939   2,916,751   16,645,688   3,703,215   12,626,367   2,727,542   12,258,659   2,509,231
                      ==========   =========   ==========   =========   ==========   =========   ==========   =========

                               2002
                      ----------------------
                       FUTURES      OPTIONS
                      ----------   ---------
Gold................   9,018,183   1,948,564
Silver..............   3,135,564     535,224
High Grade Copper...   2,807,286      32,922
 Other..............      74,000           0
                      ----------   ---------
   Total............  15,035,033   2,516,710
                      ==========   =========

     "0" means contract was available for trading but no trades were executed.

                         COMEX DIVISION OPEN INTEREST*

                      DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 2000   DECEMBER 31, 2001   DECEMBER 31, 2002
                      -----------------   -----------------   -----------------   -----------------   -----------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Gold................  162,912   432,256   155,914   629,296   111,307   302,517   114,963   201,976   206,914   212,847
Silver..............   75,353    60,858    76,387    64,209    72,121    62,417    63,101    69,149    80,920    48,027
High Grade Copper...   71,975    19,960    71,753    12,142    69,752     5,190    73,420    11,174    80,174     3,387
Other...............    1,811         0     1,510         0     3,021         0     3,259         0     9,345         0
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
       Total........  312,051   513,074   305,564   705,647   256,201   370,124   254,743   282,299   377,353   264,261
                      =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

     "0" means contract was available for trading but no trades were executed.

     * Open Interest as recorded on the last business day of the years 1998 to 2002.

     The Company is constantly seeking ways to provide additional products and innovative risk management tools to the marketplace and to expand its franchise in the energy and metals marketplace.

Product Distribution

     The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems and systems for the matching and clearing of all trades executed on the Exchange.

     Open Outcry Trading

     Open outcry trading takes place at the Company's state-of-the-art facility located at One North End Avenue. Trading is conducted on two 25,000 square foot trading floors, one for each division of the Exchange. Approximately 96% of trades that were executed on the Exchange in 2002 were conducted via open outcry.

     Electronic Trading

     The Company provides innovative, state-of-the-art trading systems and facilities to enable it to serve efficiently its customers. To support its expanding international business and product base, the Company has made sizable investments to create and to maintain a global electronic trading platform.

     NYMEX ACCESS(R)

     The Exchange launched its NYMEX ACCESS(R) electronic trading system in June 1993. NYMEX ACCESS(R) permits the trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, platinum, gold, silver, copper, aluminum, propane and palladium. The system was originally active solely when NYMEX Exchange's trading floor was closed; however, the Exchange expanded the use of the system to enable both day and nighttime trading of certain products. As of December 31, 2002, approximately 1,500 users were enabled to trade over the system.

     Trading on NYMEX ACCESS(R) achieved a record volume level during 2002 of approximately 4.9 million contracts, which accounted for 4% of the Exchange's total trading volume. Volume on NYMEX ACCESS(R) has rapidly grown, increasing 88% in 2002, and 25% in 2001. A new upgraded version of NYMEX ACCESS(R), using a browser-based interface, was launched in September 2001. The new system retains the transaction matching speed of its predecessor while expanding capacity, and is less costly to operate than the previous version of the system as it is delivered through the internet and no longer requires dedicated telecommunications equipment. Due to the lessening of these constraints, the new version of the system has enabled easier access by a broader customer base.

     Electronic Trading and Trade Clearing -- NYMEX ClearPort(SM)

     In 2002, the Company developed the NYMEX ClearPort(SM) initiative, which is designed to provide an array of services beyond those provided by open outcry trading. There are two major components of this initiative at this time. NYMEX ClearPort(SM) Trading provides a trade execution system for certain energy futures products which are based on commonly-traded OTC instruments. The system was launched in January 2003. The Company anticipates that, assuming the system provides the anticipated reliability, flexibility and scalability, NYMEX ClearPort(SM) Trading will become the mechanism through which all electronic trading on the Exchange will be conducted. NYMEX ClearPort(SM) Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing for specified products. This includes clearing for the products that are part of the OTC clearing initiative launched in May 2002 as well as the interface used to submit Exchange of Futures for Physical ("EFP") and Exchange of Futures for Swaps ("EFS") transactions for energy futures traded as part of NYMEX ClearPort(SM) Trading and a limited number of NYMEX ACCESS(R) products.

     Since the introduction of the OTC clearing initiative and the subsequent introduction of NYMEX ClearPort(SM) Clearing, the estimated notional value of transactions cleared as of February 24, 2003 was approximately $13.9 billion.

     NYMEX ClearPort(SM) is also intended to be the mechanism through which ancillary services to the marketplace may be provided. For instance, NYMEX ClearPort(SM) Confirmations is a service developed in 2002 to provide confirmation services to OTC market participants. The Company anticipates developing and providing additional services in the future.

     Alliances

     Chicago Mercantile Exchange: In May 2002, The Company executed an agreement with the CME to offer newly created smaller sized versions of crude oil and natural gas futures contracts ("e-miNY(SM)") for trading on the CME's GLOBEX(R) electronic trading platform and clearing through the Company's clearing house. The agreement also provides for the possibility of development of additional metals and energy-based products. These products are intended to provide not only additional risk management tools to market participants with the anticipation that such products will attract more public non-commercial customers to the

Company's marketplace while leveraging the GLOBEX(R) system's distribution system. In addition, the Company and CME offer a cross-margining program based upon the Company's energy products and the CME's Goldman Sachs Commodity Index futures product.

     Sydney Futures Exchange Limited: In 1995, the Company entered into an agreement with the Sydney Futures Exchange Limited ("SFE") whereby SFE members were provided with a link to NYMEX Division products on NYMEX ACCESS(R) through the SFE's SYCOM(R) after hours electronic trading system (now replaced by internet-based NYMEX ACCESS(R). This linkage was expanded to include certain COMEX Division products in 1996.

     Singapore Exchange Derivatives Trading Limited: In 1999, the Company entered into an agreement with the Singapore Exchange Derivatives Trading Limited for the placement of NYMEX ACCESS(R) terminals in Singapore, one of Asia's primary oil trading centers. This linkage received regulatory approval in 2000. The Company is currently seeking to modify its arrangement in Singapore to include the internet-based NYMEX ACCESS(R).

Clearinghouse Function

     The Exchange serves a clearinghouse function, standing as a financial intermediary on every open futures and option transaction cleared. Specifically, through its clearinghouses, the Exchange guarantees performance of obligations owed to buyers and sellers. As such, in the case of a customer or clearing member financial default, to the extent that funds are not otherwise available to the Exchange to satisfy the obligations under the applicable contract, the Exchange may be required to perform the financial obligations.

     NYMEX Division contracts are currently cleared through NYMEX Exchange. COMEX Division contracts are currently cleared through a wholly-owned subsidiary of COMEX, the COMEX Clearing Association, Inc. ("CCA"). The Exchange is in the process of merging CCA into NYMEX Exchange and anticipates this merger to take place in the second quarter of 2003. NYMEX Exchange and the CCA provide the operational infrastructure to allow position matching, reporting and margining for each of NYMEX Division's and COMEX Division's contracts. This structure permits parties to trade with one another without individual credit determinations or counterparty credit risk, allows for the daily flow of marked-to-market variation margin payments and allows the Exchange to look to the financial strength of its clearing members.

     As a safeguard to ensure proper settlement of contracts, each clearing member is required to maintain a security deposit, in the form of cash or U.S. treasury securities, ranging from $100,000 to $2.0 million, depending upon such clearing member's capital, in a fund known as a guaranty fund for each of NYMEX and CCA, as applicable. The NYMEX guaranty fund contained approximately $79.8 million in cash and U.S. treasury securities as of December 31, 2002. The CCA guaranty fund contained approximately $75.4 million in cash and U.S. treasury securities as of December 31, 2002. The guaranty funds are controlled by NYMEX or CCA, as applicable, and may be used to cover the financial defaults of a clearing member; these amounts on deposit in the guaranty funds, however, are not the property of NYMEX and are not available to pay debt service.

     The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. In order to guard against default risk with respect to contracts traded on the Exchange, each of NYMEX Exchange and COMEX has instituted detailed risk management policies and procedures. In order to manage the risk of financial non-performance, the Exchange (1) has established minimum capital requirements for clearing members; (2) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member's capital; (3) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (4) pays and collects variation margin on a marked-to-market basis at least twice daily; (5) requires clearing members to collect variation margin from their customers; (6) requires deposits to the applicable guaranty fund from NYMEX Division clearing members or COMEX Division clearing members, as the case may be, which would be available to cover financial non-performance; and (7) has broad assessment authority to recoup financial losses. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members.

     As part of the Exchange's powers and procedures designed to backstop contract obligations in the event of a default, the Exchange may levy assessments on any of its clearing members if there are insufficient funds available to cover a deficit. The maximum assessment on each NYMEX Division clearing member is the lesser of $15 million and 40% of such NYMEX Division clearing member's capital. The Board of Directors of COMEX Clearing Association, which serves as the Clearinghouse for COMEX, has substantially similar authority in the case of a default by a COMEX Division clearing member.

     Despite the Exchange's authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Exchange believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Exchange's sale of such member's seat to apply towards any outstanding obligations to the Exchange of such member.

     Moreover, despite the risk mitigation techniques adopted by, and the other powers and procedures implemented by the Exchange, which are designed to, among other things, minimize the potential risks associated with the occurrence of contract defaults on the Exchange, there can be no assurance that these powers and procedures will prevent contract defaults or will otherwise function to preserve the liquidity of the Exchange.

     The Exchange conducts clearing through its Clearing 21(R) system. This system, a highly flexible clearing system, developed jointly with the Chicago Mercantile Exchange, was rolled out in 1999 and is expected to support any anticipated growth in volume or business expansion for the next five to ten years. The Clearing 21(R) system was upgraded in the fall of 2001 to permit clearing member access via the internet. as well as to accommodate an enhanced product base, including the clearing of OTC contracts. The system enables the Exchange to perform functions relating to: banking, settlement, asset management, delivery management, position management and margins.

     The Exchange has an excellent risk management track record. No significant clearing member default has occurred since 1985. The 1985 default was at the CCA prior to the COMEX acquisition, and was promptly resolved. NYMEX Exchange's clearing function enables the Company to guarantee the financial performance of all contracts traded on NYMEX Exchange.

Market Data

     The Company sells proprietary real-time and delayed market data relating to prices of contracts traded on the Exchange to third parties. The data is distributed to customers through information vendors. Fees from customers are collected by these vendors and remitted to the Exchange. These information vendors include Reuters, Thompson and DTN, who distribute the data to sub-vendors and subscribers that receive real-time and delayed data. Market data fees contributed 18%, 24% and 26% of the Company's total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Competitive Environment

     According to information provided by the Futures Industry Association ("FIA") for the year 2002, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. The marketplace for the Exchange's contracts exists both in the physical format of open-outcry ring trading on the trading floor facilities, and electronically through NYMEX ACCESS(R) and the NYMEX ClearPort(SM) Trading system, which was introduced in January 2003.

     NYMEX encounters competition in all aspects of its business and competes directly with other exchanges, both domestic and foreign, and OTC entities, some having substantially greater capital and resources and offering a wider range of products and services than does NYMEX. NYMEX believes that the principal factors affecting competition involve the integrity of the marketplace provided by NYMEX, the relative prices of services and products it offers, its substantial liquidity base, its worldwide brand recognition and the quality of its clearing and execution services.

     Exchanges designated as "contract markets" or "derivatives transaction execution facilities" can compete with the Exchange in offering market trading of futures and options contracts in both of these formats. In addition, OTC trading of contracts similar to those traded and/or cleared on the Exchange, such as swaps, forward contracts and NYMEX "look alike" contracts, in which parties directly negotiate the terms of their contracts, represents a significant source of potential competition for the Exchange and could be a significant factor affecting the Exchange's trading volumes and operating revenues if market participants perceive OTC products and exchange-traded futures and options as competing alternatives as opposed to complementary risk management tools.

     The Company also faces the threat of competition from the activities of foreign and emerging exchanges or unregulated exchange-equivalents in the United States. The Commodity Futures Modernization Act ("CFMA"), enacted in 2000, increased the ability of competitors to offer unregulated competing products that are financially-equivalent to futures contracts. For instance, the IntercontinentalExchange, an electronic trading system for various OTC energy products, was created by several large merchant energy and energy companies and currently operates as an "exempt commercial market" under the CFMA. This company is engaged in the trading of several energy instruments which are financially equivalent to those traded on the Exchange.

     The CFMA also expanded the ability of companies to engage in the business of clearing OTC instruments which previously was not expressly permitted by statute. One of the advantages of a regulated cleared futures instrument versus an OTC instrument is that the existence of a clearinghouse mitigates potential counterparty credit risk in the OTC markets. As such, to the extent that companies are able to enter the business of the clearing of OTC instruments, this may represent a source of competition to the Exchange and could be a significant factor affecting the Exchange's trading volumes and operating revenues. The NYMEX ClearPort(SM) Clearing initiative is the Exchange's effort to enter into this type of business. There are other companies, such as the Guaranty Clearing Corporation, a subsidiary of the Board of Trade Clearing Corporation, and EnergyClear, which have also commenced operations. The IntercontinentalExchange also has established a clearing arrangement in both the U.S. and the U.K. with the London Clearing House.

     Volume on foreign futures and options exchanges is growing as the benefits of risk management through futures and options trading become more appreciated throughout the world and risk management techniques are adopted to meet the needs of local economies. This growing global awareness has not only aided the growth of foreign exchanges but has, to a certain extent, also benefited NYMEX as non-U.S. enterprises become NYMEX members and customers of other NYMEX members. Under present competitive conditions, NYMEX believes that increasingly liquid foreign markets generally have not taken material volume away from NYMEX since volumes on NYMEX continue to grow. At present, the most active and fastest growing futures and options products listed on foreign exchanges (e.g., Korean and European stock indices; Euro-based fixed income products) have not competed with the most active and fastest growing NYMEX products (e.g., natural gas). Nevertheless, such foreign futures and options exchanges may in fact have taken some volume, and may in the future take volume, away from NYMEX.

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

Intellectual Property

     The Company reviews on an ongoing basis the proprietary elements of its business to determine what intellectual property protections are available for these elements. The Company seeks to protect proprietary elements by relying upon the protections afforded by trademark, service mark, copyright, patent and other legal rights and remedies on both a domestic and an international scale. In addition, some of our products are dependent upon licensing of these rights from third parties. For instance, with respect to certain of the products traded and/or cleared on the NYMEX ClearPort(SM) system, we have entered into license agreements with Platts and Intelligence Press.

Business Continuity Planning

     As with all other financial institutions, the Company continues to strengthen and upgrade its disaster recovery facilities and capabilities. Some of the steps taken by the Company to achieve this goal are as follows:

     Regulatory

     There currently is limited or no regulatory oversight or regulations imposed upon exchanges with respect to business continuity planning or disaster recovery in the commodities and futures industry. However, the Company looks to other regulatory bodies in the equities and bond markets, and has evaluated the various proposals and white papers submitted by industry and government agencies, as well as our own industry for direction and best practices trends.

     The Company continually looks to improve its system of business continuity planning by making sure our partners, members and vendors have considered and implemented business continuity planning as well. This will enable the Company to maximize its ability to continue operations in the face of adverse conditions. The Company intends to be a leader in developing industry best practices for business continuity.

     Systems and Facilities

     The Company's business continuity and disaster recovery planning currently utilizes four facilities for potential use during an emergency in addition to the One North End Avenue facility. Two facilities provide command and control functionality and three provide data services. The newest facility serves as a back-up trading floor and is fully equipped for trading. By the end of April 2003, the Company intends to be fully migrated into a new back-up trading facility located on a separate power, water, and telecommunications grid. This new back-up trading floor and data center is located outside of the primary facility's transportation infrastructure. This migration will consolidate back-up data systems into a single facility and reduce the number of facilities in possible use during an emergency. Linking the data centers will be high capacity fiber connectivity, allowing fully synchronous communications between main and back-up systems. Additionally, one facility provides archiving services. This facility is currently on a separate infrastructure grid from the above-mentioned facilities.

     Planning

     The Company's current plan provides enterprise-wide business continuity planning that includes all business units, Exchange staff, and member staff. The Company has purchased a complex planning and incident management system and hired a Business Continuity professional to manage the Program. This planning has moved forward enabling the Exchange to progress quickly towards building a comprehensive Business Continuity Plan. This planning includes conducting a full Risk Analysis and Business Impact Analysis in order to identify areas of opportunity for preventative measures as well as identify important business functions and prioritize them accordingly. Additionally, the Company is establishing relationships with local business community, law enforcement, and local and regional government emergency agencies to help plan appropriately as well as to provide information sources during a potential crisis.

Recent Developments

     In January 2003, the Company, through a wholly-owned subsidiary Tradingear Acquisition LLC, entered into an Asset Purchase Agreement with TradinGear.com ("TG") and its parent company, TGFIN Holdings, Inc. to purchase certain of the assets of TG. The primary asset to be purchased is the trade-matching engine, which is currently being licensed from TG. As part of this transaction, certain of TG's existing employees will become employees of the Company. The Company anticipates that the closing of this transaction will occur on or before March 31, 2003. The Company believes that ownership of its own proprietary trade matching software will provide it with strategic flexibility to pursue its own electronic trading strategy.

     NYMEX Exchange and the Board of Trade of the City of New York, Inc. ("NYBOT") entered into a lease that became effective on November 20, 2002. This lease provides that NYBOT will lease 13,170 square feet on the COMEX Division Trading Floor and 45,006 square feet of office space for a ten-year term. The rent commencement date for the trading floor space is the earlier of occupancy or July 1, 2003. The rent commencement date for the office space is the earlier of occupancy or May 20, 2003.

Financial Information about Segments

     Financial information relating to NYMEX Holdings' business segments for each of the three years for the period ended December 31, 2002 appears in Note 13 captioned "Segment Reporting" of the Notes to the Consolidated Financial Statements set forth in Item 8 of the Annual Report, at page F-24 and is incorporated herein by specific reference.

Seasonal and Other Conditions

     The Company believes that its business, in the aggregate, is not seasonal. Certain contracts listed on the NYMEX Division, however, trade more heavily in some seasons than in others. For example, heating oil futures and options trade more heavily in the late fall and winter months, while higher trading in unleaded gasoline futures and options usually occurs in the late spring and summer months. Where possible, the Company manages its trading floor personnel and expenses appropriately to address the seasonal variations in demand for these contracts.

Working Capital Requirements

     The Company believes its working capital of $93 million is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months. In addition, the Company has the ability, and may seek, to raise capital through the issuances of stock in the private and public capital markets. For additional information on working capital, reference is made to: "Management's Discussion and Analysis of Consolidated Results of Operations and Financial
Condition -- Liquidity and Capital Resources" beginning on page 27 of this document.

Research and Development

     The Company expends significant amounts each year on research for the development and improvement of existing commodity contracts, as well as on trading and clearing systems.

     During the years ended December 31, 2002, 2001 and 2000, the Company expended, directly or indirectly, $9 million, $13 million, and $5 million respectively, on research, development and certain software engineering activities relating to the design, development, improvement and modification of new and existing contracts, as well as the formulation and design of new processes, systems and improvements to existing ones. The Company anticipates that it will continue to have research and development expenditures to maintain its competitive position during 2003.

Effects of Environmental Regulations

     The Company's services are not subject to environmental regulations.

Number of Employees

     At December 31, 2002, NYMEX Holdings had 489 full-time employees. No employees are covered by labor unions.

Foreign Sales

     The Company derives foreign revenues from market data services, the total of which is considered immaterial.

Available Information

     The public may obtain further information about the Company from its Internet address (http://www.nymex.com). Additionally, the Company makes its SEC filings available free of charge and through its Internet address as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

ITEM 2.  PROPERTIES.

     The Company's state-of-the-art trading facilities and corporate headquarters are located in a 16-story building in downtown Manhattan. This building, which is on land leased from the Battery Park City Authority for a term expiring on June 17, 2069, is one of five office buildings in a complex known as the World Financial Center. Construction of NYMEX's 502,000 square foot building was completed in 1997. There are two 25,000 square foot trading floors in the facility. The facility also contains all of the Company's back office support functions. As of December 31, 2002, the Company leases approximately 149,864 square feet at this facility to approximately 35 tenants who are member firms and non-member retail and other tenants.

     In addition, NYMEX Exchange and the Board of Trade of the City of New York, Inc. ("NYBOT") entered into a lease that became effective on November 20, 2002. This lease provides that NYBOT will lease 13,170 square feet on the COMEX Division Trading Floor and 45,006 square feet of office space for a ten-year term The rent commencement date for the trading floor space is the earlier of occupancy or July 1, 2003. The rent commencement date for the office space is the earlier of occupancy or May 20, 2003.

     The Company had previously leased 17,000 square feet of space at 22 Cortlandt Street in New York, New York. This space had been used as the backup data center for the One North End Avenue facility prior to the events of September 11, 2001. The Company has not utilized this facility due to the damage it sustained as a result of the terrorist attack. As such, this facility is unavailable for use as a backup data center. In addition, the Company also occupies space at a New Jersey facility to house production equipment for its internet version of the NYMEX ACCESS(R) trading platform as well as the backup for other exchange systems. Since November 2002, the Company has leased a new back-up facility that serves as a back-up trading floor and is fully equipped for trading.

     The Company also leases office space in Washington, D.C., at which it conducts government relations activities, as well as office space in Houston, Texas and London, England, at which it conducts marketing activities. These offices are used to promote awareness of the Company's products.

     The Company's management believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained for the immediate future. The Company's facilities are effectively utilized for current operations of all segments and suitable additional space is available to accommodate expansion needs. For further information concerning leases, see Note 14 of the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2002. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case, in which the plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. The plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. On August 1, 2001, the Court granted Electronic Trading Systems Corporation's motion to add eSpeed as a plaintiff. On August 10, 2001 the Exchange made a motion to bifurcate the issues of willfulness of infringement and damages from all other issues in the case and requested a stay of discovery on the issues of willfulness and damages. The Markman hearing was held on April 18, 2002. On June 26, 2002, the Court issued a decision in which it construed more broadly the meaning of certain elements of the patent claims than those constructions proposed by the Exchange. This decision may limit the scope of the arguments that the Exchange may have respecting non-infringement. The case is ongoing.

     Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case, in which the plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The plaintiff filed a Note of Issue on or about September 27, 2002 and the parties anticipate scheduling a pre-trial conference in the near future.

     New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County) against Global View Software, Inc. ("GlobalView") NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On or about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. The Second Amended Complaint was served on or about November 26, 2001. GlobalView served its answer to the Second Amended Complaint and Counterclaims on about February 14, 2002. GlobalView asserted two additional counterclaims for tortious interference each seeking an additional $9,000,000 in damages. On March 14, 2002, the Exchange served its reply to the counterclaims. On January 13, 2003, the parties participated in court-ordered mediation. The case is ongoing.

     New York Mercantile Exchange v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. ("ICE"). The amended complaint alleges claims for (a) copyright infringement by ICE arising out of ICE's uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE, (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of
     Section 2 of the Sherman Act, 15 U.S.C. sec. 2, for NYMEX Exchange's allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (2) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange's Settlement Prices which are allegedly an "essential facility"; (4) a claim for purported violation of Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange's response to the counterclaims was served on February 26, 2003. NYMEX Exchange believes that the counterclaims' allegations of violations of the antitrust laws, and the allegations of false advertising under the Lanham Act have no merit, and the Exchange will vigorously defend itself against the counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE.

     No matter was submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Trading Symbol -- Not applicable.

     At present, there is no established trading market for the Company's common stock. None of the Company's common stock is listed on any exchange or automated quotation system. Each series of common stock is coupled with a Class A membership interest in NYMEX Exchange and the two interests cannot be traded separately. NYMEX Holdings' common stock, coupled with NYMEX Division memberships are traded through a bid-ask system maintained by the Company's membership department.

     A proposed purchaser or transferee of common stock and trading rights must meet certain financial requirements and have two member sponsors. All applicants are subjected to a thorough review process in order to be approved. The Exchange conducts a background investigation of each applicant focusing on the applicant's credit standing, financial responsibility, character and integrity.

     Due to the absence of an established public trading market and the limited number and disparity of bids made for shares through year-end 2002, bid prices for shares tend to be unrepresentative of the actual sales price of a share. The high and low sales prices for a share of NYMEX Holdings Common Stock coupled with NYMEX Division trading rights are reflected in the following seat sale prices for each quarter of 2002 and 2001, and were as follows (in dollars):

                            2002                                HIGH         LOW
                            ----                              ---------   ---------
First Quarter...............................................    900,000     825,000
Second Quarter..............................................  1,050,000     920,000
Third Quarter...............................................  1,100,000   1,000,000
Fourth Quarter..............................................  1,300,000   1,000,000

                            2001
                            ----
First Quarter...............................................    735,000     710,000
Second Quarter..............................................    735,000     685,000
Third Quarter...............................................    750,000     750,000
Fourth Quarter..............................................    825,000     750,000

     --------------------

     Dividend Policy -- On November 7, 2002, the Board of Directors declared a one-time dividend of $5,000,000 to be distributed to stockholders of record as of January 2, 2003. This is the first time a dividend has been issued by the Company.

     Number of Holders of Common Stock -- There were 600 holders of record of the Company's common stock as of February 24, 2003.

     Changes in Securities and use of Proceeds -- Not applicable.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

     The following table sets forth selected consolidated financial and other information for the Company. The balance sheet and operating data as of and for each of the years in the five-year period ended December 31, 2002 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Consolidated

Results of Operations and Financial Condition" beginning on page 18, the consolidated financial statements and the notes thereto, and other financial information, included in this report.

                                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                             2002           2001           2000           1999          1998
                                         ------------   ------------   ------------   ------------   -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE/MEMBERSHIP DATA)
OPERATING DATA
  Revenues
    Clearing and transaction fees(1)...  $    140,763   $    104,302   $     92,500   $    105,206   $    90,764
    Market data fees...................        33,459         34,313         33,622         34,689        34,858
    Other(2)...........................        14,982          5,666          4,747          4,540         4,961
                                         ------------   ------------   ------------   ------------   -----------
    Operating revenues.................       189,204        144,281        130,869        144,435       130,583
                                         ------------   ------------   ------------   ------------   -----------
  Expenses
    Salaries and employee benefits.....        48,021         48,811         48,547         45,802        44,552
    General and administrative.........        18,837         14,480         15,063         14,012        14,983
    Depreciation and amortization(3)...        20,926         16,024         13,862         10,966         9,901
    Rent and facility..................        18,590         17,073         15,736         12,877        12,760
    Professional services..............        17,954         12,753         15,625          8,424         7,486
    Telecommunications, equipment
      rentals..........................        13,413         14,468         14,952         15,917        14,627
    Impairment and disposition loss....        12,583          5,114            857          1,298         2,814
    Marketing..........................         2,633          1,721          2,446          2,537         2,403
    Amortization of goodwill(11).......            --          2,153          2,153          2,153         2,153
    Demutualization expense(4).........            --             --          4,281            593            --
    Other..............................         9,445          7,203          4,905          4,984         5,344
                                         ------------   ------------   ------------   ------------   -----------
    Operating expenses.................       162,402        139,800        138,427        119,563       117,023
                                         ------------   ------------   ------------   ------------   -----------
    Operating income (loss)............        26,802          4,481         (7,558)        24,872        13,560
  Other income and expenses
    Investment income, net.............         5,714          4,643          9,355          3,942         6,739
    Interest expense...................        (7,455)        (7,662)        (7,718)        (7,721)       (7,958)
                                         ------------   ------------   ------------   ------------   -----------
  Income (loss) before income taxes....        25,061          1,462         (5,921)        21,093        12,341
  Income tax (benefit) expense.........        12,762            782         (3,140)         8,903         6,263
                                         ------------   ------------   ------------   ------------   -----------
  Net income (loss)....................  $     12,299   $        680   $     (2,781)  $     12,190   $     6,078
                                         ============   ============   ============   ============   ===========
BALANCE SHEET DATA
  Total assets.........................  $    462,755   $    415,591   $    500,131   $    423,087   $   384,012
  Total liabilities....................       361,220        321,715        415,471        329,901       299,069
  Short-term borrowings................         2,815          2,815          2,815             --            --
  Long-term borrowings.................        91,551         94,368         97,185        100,000       100,000
  Total equity.........................       101,535         94,236         84,659         93,202        86,233
OTHER DATA
  Basic earnings (loss) per share/
    membership(5)......................  $     15,072   $        833   $     (3,408)  $     14,939   $     7,449
  Book value per share/membership(5)...  $    124,430   $    115,485   $    103,749   $    114,218   $   105,678
  Cash dividends declared per common
    share(9)...........................  $      6,127   $         --             --            N/A           N/A
  Current ratio(6).....................           1.8            2.0            1.4            3.3           6.0
  Working capital......................  $     93,011   $     79,974   $     74,913   $    120,209   $   114,547
  Capital expenditures.................  $     31,049   $     27,221   $     12,797   $     20,022   $    18,175
  Cash provided by operations..........  $     63,554   $      8,749   $     10,188   $     43,204   $    25,139
  Times interest earned(7).............           4.4            1.2            0.2            3.7           2.6
  Cash flow coverage of fixed
    charges(10)........................          11.2            2.2            1.9            7.7           4.9
  Number of employees at end of
    period.............................           489            478            544            609           594
  Sales price per share/membership(8)
    High...............................  $  1,300,000   $    825,000   $    725,000   $    630,000   $   705,000
    Low................................  $    825,000   $    685,000   $    550,000   $    551,000       430,000
  Total trading volume.................   133,689,446    103,025,093    104,075,238    109,538,831    95,018,685
  Total open interest..................     4,184,210      3,201,638      2,853,303      3,044,446     2,599,889

---------------

 (1) Clearing and transaction fees are presented net of member fee rebates which were $5,245, $6,693, $13,727, $13,065 and $11,272 for the years ended
     December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

 (2) Beginning in 1998, NYMEX Division introduced various other rebate programs. These costs reduced other revenue for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 by $1,915, $2,090, $2,808, $2,377 and $1,364,
     respectively.

 (3) Depreciation and amortization expense is net of amortization of deferred credit for building construction of $2,145, annually, except $1,930 for the year ended December 31, 1998.

 (4) On May 12, 2000, the Company's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the SEC. Expenses incurred for the demutualization were accounting, investment banking, legal, printing and SEC filing fees, and are shown as a separate line item on the Consolidated Statements of Operations.

 (5) NYMEX Holdings has 816 shares authorized, issued and outstanding for the year ended December 31, 2002, 2001, and 2000, respectively. NYMEX Exchange had 900 memberships authorized and 816 memberships outstanding for each of the years ended December 31, 1999 and 1998, respectively. The per share (membership) amounts in the table are based on the 816 shares (memberships) issued and outstanding at the end of each of the periods shown. The 84 NYMEX memberships which were issued but not outstanding were cancelled upon demutualization.

 (6) Equals current assets divided by current liabilities. Current assets and liabilities at December 31, 2000 include $33.2 million in NYMEX Division member retention benefits that were paid out subsequent to year end. Had this payment been made at December 31, 2000, the current ratio would have been 4.3.

 (7) Equals income before income taxes and interest expense divided by interest expense.

 (8) Shares are purchased from existing members at prevailing market prices. These prices are established through a bid-and-ask system coordinated by the Company.

 (9) The board of directors declared a one-time dividend on November 7, 2002. The total amount declared was $5 million for stockholders of record as of January 2, 2003. Each shareholder received $6,127 per share on January 10, 2003. The Company did not pay dividends during 2002, 2001, and 2000. Prior to that, due to its not-for-profit corporation status, the Company was restricted by New York State law from paying dividends.

(10) Equals cash provided by operations plus income tax expense (or less income tax benefit) plus interest expense divided by interest expense.

(11) Effective January 1, 2002, the Company is no longer required to amortize goodwill pursuant to SFAS 142. Instead, the carrying value of goodwill is annually measured for impairment. Such a test was performed in November of 2002 and no impairment was indicated.

(12) Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (IN THOUSANDS, EXCEPT STATISTICAL AND PER SHARE DATA).

  Introduction

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2002, 2001 and 2000. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this annual report.

  Forward Looking and Cautionary Statements and Factors That May Affect Future Results

     Certain information in this report (other than historical data and information) constitutes forward-looking statements regarding events and trends that may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K. These statements are based on current expectations. Assumptions are inherently uncertain and are subject to risks that should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company's contracts are traded, increased competitive activity, fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts, the ability to control costs and expenses, changes to legislation or regulations, protection and validity of our intellectual property rights and rights licensed from others, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company assumes no obligation to update publicly any forward-looking statements.

Business Overview

     NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange that was established in 1872. The two principal operating subsidiaries of NYMEX Holdings are the New York Mercantile Exchange, Inc. ("NYMEX Division") and the Commodity Exchange, Inc. ("COMEX Division"), which is organized as a wholly-owned subsidiary of NYMEX Division. Where appropriate, each NYMEX Exchange operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company."

     The Company demutualized on November 17, 2000 at which time the book value of the assets and liabilities of New York Mercantile Exchange carried over to NYMEX Division. After the demutualization, all the assets and liabilities of NYMEX Exchange were consolidated into the parent company, NYMEX Holdings. There are no restrictions to pay dividends.

     The Company facilitates the buying and selling of energy and metal commodities for future delivery under rules intended to protect the interests of market participants. The Company provides liquid marketplaces where physical commodity market participants can manage future price risk and, through the Company's clearing operations, mitigate counter-party credit risk. Through real-time and delayed dissemination of its transaction prices, the Company provides price discovery and transparency to market participants, further enhancing liquidity in the energy and metals markets. To enhance its markets and provide market participants additional mechanisms to manage risk, the Company continuously offers new products, distribution services and clearing services. The Company does not own commodities, trade for its own account, or otherwise engage in market activities.

     The Company's NYMEX Division provides a marketplace for trading energy futures and options. Its COMEX Division provides a marketplace for trading precious and base metals futures and options. The NYMEX Division's principal markets include Crude Oil, Natural Gas, Heating Oil and Unleaded Gasoline. The COMEX Division's principal markets include Gold, Silver and High Grade Copper. Through its divisions, the Company provides the physical facilities for an open outcry auction market. The open outcry market operates during regular business hours, and trading activities in this market are, for purposes of this management discussion, referred to as floor trading. Through its NYMEX ACCESS(R) and NYMEX ClearPort Trading(SM) technology, the Company provides market participants the ability to conduct after-hours and electronic trading for floor-based products as well as 23 hours per trading day for additional products.

     During 2002, the Company launched a new trading program in conjunction with the Chicago Mercantile Exchange ("CME"), where market participants can trade certain of the NYMEX Division's futures contracts through the CME's GLOBEX(R) electronic trading platform. The contracts traded through GLOBEX(R) are referred to as e-miNYs(SM) and are 40% of the size of a normal NYMEX Division futures contract. E-miNYs(SM) provide an additional risk management tool for energy market participants and are designed to attract additional public non-commercial customers to the Company's marketplace while leveraging GLOBEX(R)'s distribution system.

     The Company provides trade-clearing services for transactions executed through its floor trading operations, transactions executed through its NYMEX ACCESS(R) and NYMEX ClearPort(SM) Trading electronic trading platforms, and e-miNY(SM) transactions executed through GLOBEX(R). In addition, during the second quarter of 2002, the Company launched an over-the-counter ("OTC") clearing initiative, which was intended, among other things, to alleviate some of the credit issues in the marketplace by using the Company's clearing operations to offer market participants the advantages of reducing costs by permitting futures and OTC positions to be offset. This initiative permits market participants to negotiate bilateral trades in the OTC market, which are then transferred to the Company's exchange as futures contracts for clearing. This endeavor was recently included as part of the Company's ClearPort Clearing(SM) services.

     To conduct floor-trading activities, market participants must own or lease a membership on the NYMEX Division or COMEX Division exchange. Non-members may also execute floor trades on the Company's exchanges, but must do so through a member. In addition to floor trading privileges, each NYMEX Division and COMEX Division member holds one right to trade on the Company's electronic trading platforms. NYMEX Division members may purchase additional electronic trading rights for a monthly fee established by the Company. In addition, non-members may purchase NYMEX Division electronic trading rights for a fee. Each NYMEX Division membership also has one share of NYMEX Holdings common stock. NYMEX Division members own all of NYMEX Holdings common stock.

     Certain NYMEX Division and COMEX Division members are clearing members. Clearing members provide capital to support the Company's clearing activities. All market participants trading through the Company's floor trading and electronic trading venues must have a clearing relationship with a clearing member who will clear their trades through the Company's clearinghouse. Market participants must have similar clearing member relationships to use the Company's ClearPort Clearing(SM) services.

     The Company's principal sources of revenues are clearing and transaction fees derived from trades executed on its exchanges. Clearing and transaction fees are primarily dependent upon the volume of trading activity conducted on the Company's exchanges and cleared by the Company's clearinghouse. These volumes are impacted by several factors, including:

     - National and international economic and political conditions;

     - Volatility in price levels of the underlying commodities;

     - Market perception of stability in commodities and financial markets;

     - The level and volatility of interest rates and inflation;

     - Credit quality of market participants; and

     - Weather conditions affecting certain energy commodities.

     The relative proportions of member and non-member trading activities, and the trading venue on which market participants trade also impact the levels of clearing and transaction fees. NYMEX Division and COMEX Division members are afforded more favorable transaction pricing, and are eligible to participate in certain transaction fee rebate and cost reduction programs.

     Market data relating to proprietary prices of contracts executed on the Company's exchanges is sold to vendors who redistribute this information to market participants and others. The level of market data fees is dependent upon the number of vendors and the number of end users receiving data through the vendor redistribution process. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers that are accessing the Company's market data.

     The Company's expenses primarily consist of employee compensation and benefits and the cost of facilities, equipment, software and communications to support the Company's trading and clearing operations. The Company also incurs marketing costs associated with the development and launch of new products and services. During 2002, 2001 and 2000, the Company invested heavily in technology and infrastructure to support market expansion, enhance its trading and clearing technology, and develop new products and services. In 2001 and 2000, the Company significantly reduced employee headcount to control compensation costs and implemented certain other expense reduction measures. During 2001, the Company incurred expenses associated with the recovery of its operations after the September 11 terrorist attacks on the World Trade Center, which was located near the building that houses the Company's headquarters and primary trading floors. The terrorist attacks resulted in the closing of the Company's trading and clearing operations for four business days, and rendered the Company's back-up data and recovery center inoperable. To replace this site, the Company leased temporary space in New Jersey while it developed a plan for a permanent business recovery facility outside of New York City. In 2002, the Company leased space for a suitable recovery site, where it invested in the development of back up trading floors and a back-up data center. The data center will be continuously connected to the Company's primary operations to ensure immediate recovery in the event that the Company's headquarters or primary trading floors become inaccessible. During 2002, the Company conducted successful tests of the back-up trading floors. Certain costs related to the September 11 recovery efforts and resulting loss of revenue were reimbursed by insurance proceeds in 2002. During the fourth quarter of 2001 and the entire year of 2002, the Company incurred additional lease and telecommunications expenses associated with its temporary recovery site. The Company expects these additional costs to continue until its new permanent recovery site becomes fully operational.

     During 2002, the Company adopted the provisions of a new accounting standard for goodwill. The new standard generally provides that goodwill be carried at the lower of book value on December 31, 2001 or a value determined by regular impairment tests. During 2002, the Company ceased the amortization of goodwill and performed the requisite impairment tests, which demonstrated no impairment of the Company's goodwill. Accordingly, the Company's results of operations for 2002 excluded expenses related to the amortization of goodwill, which were recognized in prior periods. In 2000, the exchange demutualized. Non-recurring expenses recognized in 2000 in connection with the demutualization are reported separately on the Company's statement of operations.

MARKET CONDITIONS

     In 2002, total futures and options trading volume on the Company's exchanges increased 30% to a record 133.7 million contracts. Futures contract volume increased 26% to 107.3 million contracts and options volume increased 47% to 26.4 million contracts. In 2001, total futures and options volume decreased 1% to 103.0 million contracts. Futures contract volume decreased 1% to 85.0 million contracts and options volume was unchanged at 18.0 million contracts.

Energy Markets -- NYMEX Division

     In 2002, total futures and options trading volume for the NYMEX Division increased 32% to a record 116.1 million contracts. Futures contract volume increased 27% to 92.3 million contracts and options volume increased 54% to 26.3 million contracts. In 2001, total futures and options volume decreased 1% to
88.3 million contracts. Futures contract volume decreased 1% to 72.8 million contracts and options volume increased 1% to 15.5 million contracts. The following table sets forth trading volumes for the Company's major energy futures and options products.

                                       2002                                  2001                                  2000
                        FUTURES      OPTIONS       TOTAL       FUTURES      OPTIONS      TOTAL       FUTURES      OPTIONS
                       ----------   ----------   ----------   ----------   ---------   ----------   ----------   ---------
Light Sweet
  Crude Oil..........  45,679,468   11,460,857   57,140,325   37,530,568   7,726,076   45,256,644   36,882,692   7,460,052
Henry Hub
  Natural Gas........  24,357,792   10,966,023   35,323,815   16,468,355   5,974,240   22,442,595   17,875,013   5,335,800
Heating Oil..........  10,695,202      602,170   11,297,372    9,264,472     704,972    9,969,444    9,631,376   1,385,968
New York
  Harbor Unleaded
  Gasoline...........  10,979,736      721,932   11,701,668    9,223,510   1,040,030   10,263,540    8,645,182   1,012,460


                         TOTAL
                       ----------
Light Sweet
  Crude Oil..........  44,342,744
Henry Hub
  Natural Gas........  23,210,813
Heating Oil..........  11,017,344
New York
  Harbor Unleaded
  Gasoline...........   9,657,642

     Light Sweet Crude Oil

     In 2002, futures contract volume increased 22% and options contract volume increased 48%. Total futures and options contract volume increased 26% from 2001. Heightened volatility levels, uncertainty with regard to world production, an oil workers strike in Venezuela, a surge in price levels, and global tensions resulted in hedging activity at near-record levels. Offsetting fundamental factors, such as a sluggish economy, resulted in an increase in options volume relative to futures volume. Continued credit concerns in the OTC market also contributed to the increase.

     In 2001, futures contract volume increased 2% and options contract volume increased 4%. Total futures and options contract volume increased 2% from 2000. Increased price volatility due to Middle East unrest and decreased compliance with OPEC-sponsored production cuts supported historically high futures and options volumes. Trading activity was limited by shortened trading hours following the market disruption of September 11, 2001.

     Henry Hub Natural Gas

     In 2002, futures contract volume increased 48% and options volume increased 84%. Total futures and options contract volume increased 57% from 2001. These increases were primarily due to a doubling in price levels, credit concerns in the natural gas industry, and continued concerns over the weakening United States economy. Most of the transaction volume increases occurred early in the year. As the year progressed, corporate restructurings in the natural gas industry suppressed trading activity somewhat. Certain initiatives by the Company, including the Exchange of Futures for Swaps ("EFS") mechanism introduced for natural gas contracts in November 2001, and the introduction of OTC Clearing in May 2002, helped sustain trading in the latter part of the year.

     In 2001, futures contracts volume decreased 8% while options contract volume increased 12%. Total futures and options volume decreased 3% from 2000. Higher commodity prices, increased capital requirements, and high volatility in the first quarter accounted for most of the decline in futures trading. In the fourth quarter of 2001, the Company set natural gas records in total options traded at 2.2 million, and total futures and options transactions of 7.4 million contracts. The Enron bankruptcy created uncertainty in the natural gas market and highlighted the concerns of counter-party credit risk. Various Company initiatives, including EFS, stable price levels and lower contract values contributed to increased trading in natural gas futures and options contracts.

     Heating Oil

     In 2002, futures contact volume increased 15% while options contract volume decreased 15%. Total futures and options volume increased 13% from 2001. Heightened international tensions, unusually cold weather in the United States during the fourth quarter, and the oil worker strike in Venezuela all contributed to increases in hedging activity. Increasing price differentials with crude oil also drove higher futures volume. Options volume decreased as front month annualized volatility declined from 43% to 34%.

     In 2001, futures contract volume decreased 4% and options volume decreased 49%. Total futures and options volume declined 10%.

     New York Harbor Unleaded Gasoline

     In 2002, futures contract volume increased 19% and options contract volume decreased 31%. Total futures and options volume increased 14% from 2001. Heightened international tensions and the oil worker strike in Venezuela contributed to increased hedging activity. Temporary improvements in economic conditions in the early part of the year contributed to increased demand for refined products. The decline in options contract volume was driven, in part, by declining differentials between unleaded gasoline and crude oil prices.

     In 2001, futures contract volume increased 7% and options contract volume increased 3%. Total futures and options contract volume increased 6% from 2000, due to higher market volatility. Strong underlying demand for physical unleaded gasoline in the first half of the year resulted in increased trading volume, which was partially offset by declining volume in the second half of the year when unleaded gasoline demand was curtailed by recession concerns and the September 11 terrorist attacks.

Metals Markets -- COMEX Division

     In 2002, total futures and options trading volume for the COMEX Division increased 19% to 17.6 million contracts. Futures contract volume increased 23% to 15.0 million contracts and options volume was unchanged at 2.5 million contracts. In 2001, total futures and options volume decreased 4% to 14.8 million contracts. Futures contract volume decreased 3% to 12.3 million contracts and options volume decreased 8% to 2.5 million contracts. The following table sets forth trading volumes for the Company's major metals futures and options products.

                                      2002                                2001                                2000
                       ----------------------------------   ---------------------------------   ---------------------------------
                        FUTURES     OPTIONS      TOTAL       FUTURES     OPTIONS      TOTAL      FUTURES     OPTIONS      TOTAL
                       ---------   ---------   ----------   ---------   ---------   ---------   ---------   ---------   ---------
Gold.................  9,018,183   1,948,564   10,966,747   6,785,340   1,975,019   8,760,359   6,643,464   2,083,414   8,726,878
Silver...............  3,135,564     535,224    3,670,788   2,569,198     483,386   3,052,584   3,117,017     579,085   3,696,102
High Grade Copper....  2,807,286      32,922    2,840,208   2,856,641      50,826   2,907,467   2,778,124      65,043   2,843,167

     Gold

     In 2002, futures contract volume increased 33% and options contract volume decreased 1%. Factors such as world tensions, a rebounding economy, and a weakening U.S. currency contributed to the increased volume. Prices rose significantly on the front-month contract from approximately $270 to about $380 per ounce. Gold options volume decreased as front month volatility ticked up from 13% to 14% on an annualized basis. Total futures and options contract volume increased 25%.

     In 2001, futures contract volume increased 2% and options contract volume decreased 5%. During the fourth quarter of 2001, gold prices began to stabilize following the events of September 11. Physical gold consumption was generally steady throughout 2001 and new supply was reduced. Sentiment also improved among market participants in anticipation of an end to major central bank selling combined with lingering concern over euro valuation. Options volume declined during the year as gold traded over a narrow range.

     Silver

     In 2002, futures contract volume increased 22% and options contract volume increased 11%. Total futures and options volume increased 20% from 2001. Economic growth and a weak U.S. currency contributed to the increase. An increased number of strike price intervals contributed to increased options trading volumes.

     In 2001, futures contract volume declined 18% and options contract volume declined 17%. Total futures and options contract volume decreased 17%, as economic activity slowed and prices trended downward through most of the year.

     High Grade Copper

     In 2002, futures contract volume decreased 2% and options contract volume decreased 35%. Total futures and options volume decreased 2% from 2001. Volume was relatively steady as price pressures from the increased demand for the physical commodity were offset by greater production levels and competitive pressures.

     In 2001, futures contract volume increased 3% and options contract volume decreased 22%. Total futures and options contract volume increased 2%.

Results of Operations

     In 2002, the Company reported net income of $12,299, compared to net income of $680 in 2001 and a net loss of $2,781 in 2000. Basic earnings per share were $15,072 in 2002, $833 in 2001, and a loss of $3,408 in 2000.

     Operating revenues increased 31% to $189,204 in 2002, due primarily to record trading volumes in virtually all of the Company's principal products as discussed in detail under "Market Conditions". Increases in trading volumes resulted from increased market volatility, which was driven, in part, by political and economic uncertainty related to the terrorists attacks of September 11, 2001, a weakening United States economy, and energy market credit concerns brought on by the financial weaknesses of certain major market participants. Operating revenues increased 10% to $144,281 in 2001, due primarily to a reduction in the level of fees refunded to members under member fee rebate programs. Operating expenses increased 16% to $162,402 in 2002, due primarily to higher software amortization expense and professional services fees, and the write off of a significant component of capitalized software costs. Operating expenses increased 1% to $139,800 in 2001. Increases in software amortization expense, rent and facility expenses, and other expenses, combined with the write off of certain capitalized software development costs, were substantially offset by lower marketing and professional services expenses, and the recognition of non-recurring demutualization expenses in 2000 that were not present in 2001.

     Revenues

     The Company attributes its revenues to two business segments: Open Outcry, which includes transactions executed and cleared through the Company's floor trading operations, and Electronic Trading, which includes transactions executed and cleared through NYMEX ACCESS, NYMEX ClearPort(SM) Trading and NYMEX ClearPort(SM) Clearing.

     The following table sets forth the Company's clearing and transaction fee revenues by business segment, excluding for each segment the impact of member fee rebate programs.

                                                               FISCAL YEAR ENDED
                                                -----------------------------------------------
CLEARING FEE REVENUES:                            2002     CHANGE     2001     CHANGE    2000
----------------------                          --------   ------   --------   ------   -------
Open Outcry...................................  $129,041    26.8%   $101,750     2.5%   $99,243
Electronic Trading and clearing...............    16,967    83.5%      9,245    32.4%     6,984
Member Fee Rebate.............................    (5,245)  (21.6)%    (6,693)  (51.2)%  (13,727)
                                                --------   -----    --------   -----    -------
Total.........................................  $140,763    35.0%   $104,302    12.8%   $92,500
                                                ========   =====    ========   =====    =======

     Clearing and transaction fees increased 35% in 2002, due primarily to a 30% increase in the number of futures and options contracts traded and cleared. Average clearing and transaction fee revenue per contract increased 4% to $1.05 due to growth in NYMEX ACCESS(R) trading volume, the introduction of NYMEX ClearPort(SM) Clearing services, and a reduction in member fee rebates. Per-contract fees for NYMEX ACCESS(R) and NYMEX ClearPort(SM) Clearing services are higher than fees charged for floor trading. Clearing and transaction fees increased 13% in 2001, due primarily to a reduction in the level of fees refunded to members under member fee rebate programs. While total futures and options contract volume decreased 1% in 2001, the reduction in member fee rebates resulted in a 14% increase in average revenue per contract to $1.01.

     For the first quarter of 2003, the Company increased clearing and transaction fee rebates. The Company expects this increase to reduce clearing and transaction revenue per contract during the first quarter of 2003.

     Market Data

     Market data revenues consist primarily of fees charged to market data subscribers for the use of the Company's proprietary futures and options contract price information. These fees are charged on a per-subscriber basis and fluctuate as the number of subscribers changes. The Company also earns vendor administration fees and audit recovery fees. Vendor administration fees are fixed fees charged to each market data vendor for certain administrative services. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers that are accessing the Company's market data. The Company charges market data fees based on the number of subscribers reported by its market data vendors.

The Company performs periodic audits to assess the accuracy of vendor reporting and, if warranted by the audit findings, assesses additional fees. These additional fees are referred to as audit recovery fees.

     Market data revenues decreased 2% in 2002, due primarily to a decline in subscriber fees, which was driven by the consolidation of energy trading desks associated with contraction of the financial services sector of the commodities markets. Market data revenues increased 2% in 2001, driven by a per-subscriber fee price increase, which was partially offset by a reduction in revenue resulting from a decline in the number of market data subscribers.

     Other Revenues

     Other revenues increased $9.3 million in 2002. During 2002, the Company received an insurance settlement related to the reimbursement of expenses associated with its business recovery efforts and revenue losses resulting from the September 11, 2001 World Trade Center terrorist attacks. The portion of the insurance recovery relating to expense reimbursement was credited to deferred recovery expenses. The remainder of the insurance recovery was recorded in other revenues, driving the increase in other revenues from 2001. Partially offsetting the insurance recovery was a decline in lease revenue as the Company prepared space for its new tenant, Board of Trade of the City of New York, Inc. ("NYBOT"). The Company and NYBOT signed a lease that became effective in 2002. Under the terms of the lease, which expires in 2013, NYBOT will lease from the Company certain office and trading floor space at the Company's headquarters and data center. The Company expects the rental income from this lease to substantially increase sub-lease revenues in 2003. Other revenues increased 19% in 2001 due to lease revenue earned from additional tenants in the Company's headquarters building.

     Operating Expenses

     Salaries and employee benefits decreased 2% in 2002. In 2001, salaries and benefits reflected a significant charge for severance costs resulting from a reduction in workforce in June 2001. The reduction in salaries and employee benefits expenses from the absence of this charge in 2002 was partially offset by higher employee bonuses related to the Company's record financial performance. Salaries and employee benefits increased 1% in 2001. Severance costs related to the June 2001 reduction in workforce were substantially offset by the absence of certain compensation expenses recognized in 2000, including salary and benefit costs for employees terminated as part of a reduction in workforce in 2000 and a special compensation award accrued in 2000 for the heirs of the Company's deceased former president.

     General and administrative expenses increased 30% in 2002, due primarily to an increase in litigation-related expenses and higher insurance costs related to increases in property insurance premiums, which were driven by a weakened insurance market subsequent to the September 11, 2001 terrorist attacks. General and administrative expenses decreased 4% in 2001, due to cost control measures that resulted in reduced travel, entertainment and office expenses. These expense reductions were partially offset by a loss resulting from the write-off of an uncollectible market data receivable from a bankrupt market data vendor.

     Depreciation and amortization expense increased 31% in 2002, due primarily to amortization of capitalized costs for internally developed computer software that was placed in service near the end of 2001 and during 2002. Depreciation and amortization increased 16% in 2001, due primarily to amortization of capitalized costs for internally-developed computer software which was placed in service during 2001, and additional software amortization expenses resulting from a reduction, during the third quarter of 2000, in the estimated useful life of certain capitalized software development costs. The change in estimated useful life was based on management's belief that such software had a shorter useful life than was originally expected due to rapidly changing technology.

     Rent and facility expenses increased 9% in 2002. Rent expense increased as the Company began leasing space in its permanent business recovery site and incurred additional rental expenses at its temporary disaster recovery site. Security expense increased due to heightened security measures subsequent to the Septem-ber 11, 2001 terrorist attacks. Rent and facility expenses increased 8% in 2001, primarily due to higher security expenses subsequent to the terrorist attacks, expenses related to disaster recovery activities and real estate taxes.

     Professional services increased 41% in 2002, due primarily to expenses relating to the Company's involvement in certain ongoing litigation, and consulting fees related to the Company's insurance recovery and evaluation of certain business processes. Professional services decreased 18% in 2001, due to lower consulting costs, partially offset by increased expenses associated with ongoing litigation. During 2000, the Company incurred significant consulting costs related to the pre-development stage of a major software project.

     Telecommunications, equipment rentals and maintenance decreased 7% in 2002, due primarily to lower communications expenses to support the Company's NYMEX ACCESS(R) electronic trading platform. NYMEX ACCESS(R) became internet-based during the third quarter of 2001, eliminating expenses that supported direct connectivity to its users. Savings from eliminating this expense were partially offset by charges the Company incurred in 2002 to terminate the telecommunications agreement for this connectivity and by higher equipment leasing costs. Telecommunications, equipment rentals and maintenance decreased 3% in 2001, primarily due to declines in computer maintenance and communications expenses, partially offset by an increase in the communications costs for NYMEX ACCESS(R).

     The Company recorded charges related to the impairment and disposition of capitalized software and computer equipment of $12,583, $5,114 and $857 in 2002, 2001 and 2000, respectively. Impairment and disposition charges in 2002 resulted primarily from the write off of capitalized computer software which management deemed to have no meaningful remaining useful life due to a new strategy relating to implementation of electronic trading and clearing systems. In the fourth quarter of 2002, the Company entered into a software licensing agreement with TradinGear.com to provide the Company with trade matching software and support. This software became the basis for the NYMEX ClearPort(SM) Trading system launched in the first quarter of 2003. The Company's assessment of the impairment of capitalized software costs was based, in part, on its expectation that NYMEX ClearPort(SM) Trading will become the mechanism through which all electronic trading on the Company's exchanges is conducted. Impairment and disposition charges in 2001 were primarily related to the Company's decision to reposition its internet-based electronic trading strategy through NYMEX ACCESS(R), abandoning the development of an alternative strategy. Software development costs capitalized in conjunction with that alternative strategy were written off when it was abandoned.

     Marketing expenses increased 53% in 2002, due primarily to expenses incurred with the introduction of e-miNY(SM) contracts and NYMEX ClearPort(SM) Clearing services. Marketing expenses decreased significantly in 2001 in conjunction with the Company's cost reduction initiatives and curtailed marketing activities subsequent to the September 11 terrorist attacks.

     Other expenses increased 31% in 2002, due primarily to higher member benefit costs and higher earnings on COMEX member retention and retirement plan assets. Member benefit costs increased due to higher premium rates and expanded member medical benefits. Earnings for the COMEX retention and retirement plan are included in investment income, net on the consolidated statements of operations, with an equal and offsetting expense recorded in other expenses. Other expenses increased 47% in 2001, primarily due to a special charitable contribution to aid victims of the World Trade Center terrorist attacks and a change in the presentation of funding costs and earnings for the COMEX members' retention and retirement plan. Prior to the Company's demutualization in November 2000, activity for this plan was presented as a transfer from members' equity.

     Other Income

     Investment income, net of advisory fees, increased 23% in 2002, due primarily to unrealized gains in the Company's fixed income portfolio, which compared to unrealized losses in 2001. These gains were partially offset by losses on the Company's equity portfolio. The Company's investment portfolio is invested principally in municipal bonds, the market value of which was favorably impacted by lower interest rates. Investment income, net of advisory fees, decreased 50% in 2001 due to lower interest rates earned on short-term investments and unrealized losses in the Company's equity and fixed income investment portfolios. Realized gains from the Company's fixed income portfolio partially offset these declines in investment income in 2001.

     Provision for Income Taxes

     The Company's effective tax rate was 50.9% in 2002, 53.5% in 2001 and 53.0% in 2000. The effective tax rate declined in 2002 due primarily to the fact that permanent differences had less of an effective tax rate impact on 2002 due to a higher level of pre-tax book income. Additionally, in 2001 and 2000, goodwill amortization was treated as a permanent difference for tax purposes. Under a new accounting standard, goodwill is no longer amortized for financial reporting purposes, thus eliminating this permanent difference in 2002. The provision reflects changes in estimates, as well as uncertainties regarding utilization of loss carry forwards. See Note 10 to the consolidated financial statements for a complete discussion of income taxes.

FINANCIAL CONDITION AND CASH FLOWS

Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. The Company spent a total of $31,049 , $27,221 and $12,797 during 2002, 2001 and 2000 respectively primarily to develop its electronic trading system and other initiatives. Future cash flows will benefit from the occupancy of a major new tenant (see Item 2) in the Company's headquarters building in the second quarter of 2003. The Company had $108,750 in cash, cash equivalents, reverse repurchase agreements and marketable securities at December 31, 2002.

     Cash Flow

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002      2001       2000
                                                        --------   -------   --------
  Net cash provided by (used in):
     Operating activities.............................  $ 63,554   $ 8,749   $ 10,188
     Investing activities.............................   (65,403)   (3,124)   (14,609)
     Financing activities.............................    (2,817)   (2,815)        --
                                                        --------   -------   --------
  Net (decrease) increase in cash and cash
     equivalents......................................  $ (4,666)  $ 2,810   $ (4,421)
                                                        ========   =======   ========

     Net cash provided by operating activities was $63,554, driven by net income of $45,808 before non-cash depreciation expense and impairment losses. The Company received a $5 million cash grant in 2002 as a result of a government program to aid those affected by the September 11 terrorist attack which will be recognized in results of operations over 10 years as its recapture provisions expire. In 2001, the Company liquidated the NYMEX Division members retention plan, a program that set aside funds to provide retirement benefits for members. The $33 million distribution utilized net cash for operating activities .

     Investing activities reflected funds being used for capital expenditures of $31,049. At December 31, 2002, the Company's investments in resale agreements increased $34,260.

     Annual principal payments of $2.8 million on the debt in each of the last two years utilized cash resources in the area of financing activities.

     Working Capital

                                                          AT DECEMBER 31,   AT DECEMBER 31,
                                                               2002              2001
                                                          ---------------   ---------------
  Current assets........................................     $212,709          $161,394
  Current liabilities...................................      119,698            81,420
                                                             --------          --------
     Working capital....................................     $ 93,011          $ 79,974
                                                             ========          ========
  Current ratio.........................................       1.78:1            1.98:1

     Current assets at December 31, 2002 increased $51,315 or 32%, from year-end 2001 primarily as a result of the strong financial performance in 2002 and an increase in securities purchased under agreements to resell related to proceeds from the Company's terrorist attack insurance recovery, an increase in segregated and guarantee funds, and an increase in clearing and transaction fee receivables. Segregated and guarantee funds represent the cash component of clearing member deposits into the guaranty funds, which provide capital for the Company's clearing business, and the cash component of customer margin deposits held in custody by the Company. The Company may invest this cash, subject to significant restrictions, for its own benefit and, therefore, reflects these funds as current income-producing assets with equivalent offsetting liabilities to the respective clearing members.

     Current liabilities at December 31, 2002 increased $38,278, or 47%, from year-end 2001, primarily as a result of the increase in segregated and guaranty funds. The Company declared a dividend of $5,000 in November 2002, payable to shareholders of record on January 2, 2003. This is the first dividend declared since the Company's demutualization in 2000.

     Future Cash Requirements

     As of December 31, 2002, the Company had long-term debt of $91,551, and short-term debt of $2,815. This debt consisted of the following:

     - $25,366 of 7.48% notes with an eleven-year principal payout which began in 2001;

     - $54,000 of 7.75% notes with an eleven-year principal payout beginning in 2011; and

     - $15,000 of 7.84% notes with a five-year principal payout beginning in 2022.

     Since October 1, 2001, the Company has been making annual principal payments of $2.8 million to its bond holders.

     The Company would incur a redemption premium should it choose to pay off any debt series prior to its maturity. Management believes that in the current economic and interest rate environment, the economic benefit from refinancing at a lower interest rate would be offset by the redemption penalty incurred. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     In connection with its operating activities, the Company enters into certain contractual obligations. The Company's material contractual cash obligations include long-term debt, operating leases and other contracts.

     A summary of the Company's future cash payments associated with its contractual cash obligations outstanding as of December 31, 2002 as well as an estimate of the timing in which these commitments are expected to expire are set forth on the following table below (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                     LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS               1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS     TOTAL
-----------------------              ---------   ---------   ---------   --------   --------
Long-Term Debt Principal(1)........   $ 2,815     $ 5,630     $ 5,630    $ 80,291   $ 94,366
Debt Interest(2)...................     7,258      13,885      13,042      59,758     93,943
Operating Leases(3)................     4,386       6,392       5,376      11,373     27,527
Other Long-Term Obligations(4).....       715       1,781       2,299       6,958     11,753
                                      -------     -------     -------    --------   --------
Total..............................   $15,174     $27,688     $26,347    $158,380   $227,589
                                      =======     =======     =======    ========   ========

          (1) See Note 5 to the consolidated financial statements.

          (2) Interest on long-term debt. See Note 5 to the consolidated financial statements.

          (3) See Note 14 to the consolidated financial statements.

          (4) Subordinated commitment -- COMEX Member's Retention Program. See
     Note 6 to the consolidated financial statements.

     The table above does not include the Company's financial guarantees under the "Seat Financing Program", since the Company has the right to liquidate the member's interest in case the member defaults on the loan. See Note 14 of the consolidated financial statements for further details.

     The Company and Board of Trade of the City of New York, Inc. ("NYBOT") entered into a lease that became effective on November 20, 2002. This lease provides that NYBOT will lease 13,170 square feet on the COMEX Division Trading Floor and 45,006 square feet of office space for a ten-year term. The rent commencement date for the trading floor space is the earlier of occupancy or July 1, 2003. The rent commencement date for the office space is the earlier of occupancy or May 20, 2003.

     In January 2003, the Company, through a wholly-owned subsidiary Tradingear Acquisition, LLC, entered into an Asset Purchase Agreement with TradinGear.com ("TG") and its parent company, TGFIN Holdings, Inc. to purchase certain of the assets of TG. The primary asset to be purchased is the trade-matching engine, which is currently being licensed from TG. As part of this transaction, certain of TG's existing employees will become employees of the Company. The Company anticipates that the closing of this transaction will occur on or before March 31, 2003. The Company believes that ownership of its own proprietary trade matching software will provide it with strategic flexibility to pursue its own electronic trading strategy.

     The Company believes that its cash flows from operations and existing working capital will be sufficient to meet its needs for the foreseeable future, including capital and operating expenditures associated with the development of its electronic trading strategy and other initiatives. In addition, the Company, subject to the limitation discussed above, has the ability, and may seek, to raise capital through the issuance of debt or equity in the private and public capital markets.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

  Clearing and Transaction Revenues

     The largest source of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated on the Company's exchanges. Clearing and transaction fees receivable are monies due the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Members' equity interests collateralize fees owed to the Company. At the end of December 31, 2002 and 2001, no clearing and transaction fees receivable balance was greater than the member's equity interests. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's equity interests in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits of $500 and $600 were established and applied as a reduction of clearing and transaction fees receivable at December 31, 2002 and 2001, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

  Market Data Revenue

     The Company provides real time information to subscribers regarding proprietary prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the last month reported. The Company conducts periodic audits of the information provided, and assesses, where appropriate based on audit findings, additional fees.

  Capitalization of Internally-Developed Software

     The costs incurred for the development of computer software are evaluated on a project-by-project basis and capitalized in accordance with Statement of Position 98-1. Projects are amortized over two to five year periods.

  Deferred Credits

     In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation ("EDC") and the Empire State Development Corporation ("ESDC", formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility.

     In 2002, the Company entered into an agreement and received a $5 million grant from the Empire State Development Corp. This agreement requires the company to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, over time. The grant will be recognized in income ratably in accordance with a recapture schedule.

  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Standards Board ("APB") Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording amortization. The adoption of SFAS No. 142 had a material effect on operations. The adoption of this standard increased annual pre-tax income by $2,153 or $2,638 per share, which was, prior to 2002, the amount of annual amortization of goodwill. The Company tested for an impairment during the fourth quarter of 2002 and no impairment was noted.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations to include components of entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 was effective for our 2002 fiscal year. The adoption of SFAS No. 144 had a material impact on our consolidated results of operations, as more fully described in Note 1 to the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement ("SFAS 145"). SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 64, the criteria in APB Opinion No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company as of January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (1) termination benefits under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities to relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

     In October 2001, the Emerging Issues Task Force reached consensus on EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for business affected by this event should be accounted for in the financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company adopted the provisions of EITF No. 01-10 for the third quarter of 2001.

  Recent Developments

     For a discussion of the Company's recent business developments see Item 1. Business. Recent Developments beginning on page 12.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The table below provides information about the Company's marketable securities, excluding equity securities, and long term debt including expected principal cash flows for the years 2003 through 2008 and thereafter (in thousands). The marketable securities are classified as trading.

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2002

                                                                                   WEIGHTED
                                                                                    AVERAGE
YEAR                                                          PRINCIPAL AMOUNT   INTEREST RATE
----                                                          ----------------   -------------
ASSETS
MUNICIPAL BONDS
2003........................................................      $  3,003           4.33%
2004........................................................         2,294           5.44%
2005........................................................         4,899           4.25%
2006........................................................         9,489           4.46%
2007........................................................        14,138           4.58%
2008 and thereafter.........................................        27,099           4.33%
                                                                  --------
Total.......................................................      $ 60,922            N/A
Fair Value..................................................      $ 63,700            N/A
LIABILITIES
CORPORATE DEBT
2003........................................................      $  9,361           7.69%
2004........................................................         8,515           7.70%
2005........................................................         7,741           7.71%
2006........................................................         7,033           7.71%
2007........................................................         6,387           7.72%
2008 and thereafter.........................................        55,365           7.73%
                                                                  --------
Total.......................................................      $ 94,402            N/A
Fair Value..................................................      $119,250            N/A

  Interest Rate Risk

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the years ended December 31, 2002 and 2001, the Company had net investment income of $5.7 million and

$4.6 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at December 31, 2002 and 2001 was $67 million and $65 million, respectively. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $6.7 million and $6.5 million loss for December 31, 2002 and 2001 respectively. The Company also invests in U.S. government securities and repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers.

     Debt. The interest rate on the Company's long-term indebtedness is a weighted average fixed rate of 7.69%. The Company's fixed rate debt is exposed to the risk that the fair market value of its debt will increase in a declining interest rate environment. This would result in the Company paying a redemption premium if it should choose to refinance this debt. Management has not deemed it necessary to employ any market or interest risk management strategies, such as interest rate swap agreements. In the future, as the Company pursues its market strategy, it may become subject to a higher degree of interest rate sensitivity if it is required to borrow at higher or at variable rates. This could significantly increase the Company's future sensitivity to interest rate fluctuations and materially affect, in a negative manner, the Company's future financial position and results of operations. There have been no material changes in the Company's outstanding debt since December 31, 2002.

  Credit Risk

     NYMEX's bylaws authorize its Board of Directors to fix the annual dues of NYMEX Members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX's Board of Directors may determine. The Company's Board of Directors may waive the payment of dues by all NYMEX Members or by individual Members as it determines. COMEX's By-Laws provide its Board of Directors with similar powers relating to dues, assessments and fees with respect to COMEX Members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain Merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX's Board of Directors to impose such fee is subject to the limitations.

     The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and to enforce compliance with rules pertaining to the trading, position sizes and financial condition of Members. As described herein, the Exchange has powers and procedures designed to backstop contract obligations in the event that a contract default occurs on the Exchange including authority to levy assessments on any of the NYMEX Clearing Members if, after a default by another NYMEX Clearing Member, there are insufficient funds available to cover a deficit. The maximum assessment on each NYMEX Clearing Member is the lesser of $15 million and 40% of such NYMEX Clearing Member's capital. The Board of Directors of COMEX Clearing Association, which serves as the Clearinghouse for COMEX, has substantially similar authority in the case of a default by a COMEX Clearing Member.

     Despite the Exchange's authority to levy assessments or impose fees, there can be no assurance that the relevant Members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Exchange believes that assessment liabilities of a Member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such Member and the proceeds from the Exchange's sale of such Member's seat to apply towards any outstanding obligations to the Exchange of such Member. Recourse to a Member's seat, however, may not be of material value in the case of large defaults that result in assessments greater in value than the seat, particularly when the seat value declines markedly in price as a consequence of the default.

     Moreover, despite the risk mitigation techniques adopted by, and the other powers and procedures implemented by the Exchange, which are designed to, among other things, minimize the potential risks associated with the occurrence of contract defaults on the Exchange, there can be no assurance that these powers and procedures will prevent contract defaults or will otherwise function to preserve the liquidity of the Exchange.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Information on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this Item was previously reported by NYMEX Holdings, Inc. in Current Reports on Form 8-K, dated October 24, 2002 and November 7, 2002.

     During the two most recent fiscal years and the subsequent interim period through December 31, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) of the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND THE EXCHANGE.

     Set forth below are: (1) the names and ages of all directors (including directors who are also executive officers) of the Company at March 5, 2003, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

                                                                                                TERM
                                                                                             EXPIRATION
NAME OF DIRECTOR AND OFFICER                                                                    DATE
----------------------------                                                                 ----------
Vincent Viola........................   47  Chairman                                            2004
Mitchell Steinhause..................   55  Vice Chairman                                       2005
Richard Schaeffer....................   50  Director, Treasurer                                 2005
Gary Rizzi...........................   48  Director, Secretary                                 2004
Eric Bolling.........................   41  Director                                            2005
Madeline Boyd........................   50  Director                                            2004
Joseph Cicchetti.....................   50  Director                                            2005
John Conheeney.......................   73  Public Director                                     2003
Joel Faber...........................   62  Director                                            2003
Melvyn Falis.........................   62  Public Director                                     2005
Stephen Forman.......................   47  Director                                            2005
Kenneth Garland......................   54  Director                                            2004
Anthony George Gero..................   66  Director                                            2005
David Greenberg......................   38  Director                                            2003
E. Bulkeley Griswold.................   64  Public Director                                     2003
Jesse B. Harte.......................   44  Director                                            2003
Scott Hess...........................   45  Director                                            2003
Steven Karvellas.....................   43  Director                                            2005
Harley Lippman.......................   48  Public Director                                     2004
Michel Marks.........................   53  Director                                            2004
Kevin McDonnell......................   43  Director                                            2005
John McNamara........................   46  Director                                            2003
Gordon Rutledge......................   49  Director                                            2004
Richard Saitta.......................   53  Director                                            2003
Robert Steele........................   64  Public Director                                     2004
J. Robert Collins, Jr................   37  President
Neal L. Wolkoff, Esq.................   47  Executive Vice President and Chief Operating
                                            Officer
Christopher K. Bowen, Esq............   42  General Counsel and Chief Administrative
                                            Officer
Nachamah Jacobovits..................   40  Senior Vice President -- Corporate
                                            Communications
Thomas J. LaSala.....................   41  Senior Vice President -- Compliance and Risk
                                            Management
Robert Levin.........................   47  Senior Vice President -- Planning and
                                            Development
Lewis A. Raibley, III................   41  Senior Vice President -- Finance and Chief
                                            Financial Officer
Stuart A. Smith......................   55  Senior Vice President -- Operations

     The Board of Directors of the Company is comprised of 25 members.

MEMBERS OF THE BOARD OF NYMEX HOLDINGS, INC.

     The information in the Proxy Statement, dated March 6, 2003 set forth under the caption "Information Regarding the Current Board of Directors" is incorporated herein by reference.

BOARD MEETINGS AND COMMITTEES

     The information in the Proxy Statement, dated March 6, 2003 set forth under the caption "Board Meetings and Committees" is incorporated herein by reference.

     Set forth below are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Company at March 5, 2003, (2) all positions with the Company presently held by each such person, and
(3) the positions held by, and principal areas of responsibility of, each such person during the last five years. Information for the Company's Directors is incorporated by reference to the Proxy Statement.

NAME                                                     POSITION(S) HELD               AGE
----                                                     ----------------               ---
VINCENT VIOLA                                                CHAIRMAN                   47

     Mr. Viola was elected Chairman in 2001. In 1985, Mr. Viola founded Pioneer Futures, Inc., a clearing member of NYMEX Exchange, COMEX and the New York Board of Trade. In 1987, Mr. Viola formed the First Bank Group that operates community banks in Dallas and the surrounding Texas area. From 1993 to 1996 he served as Vice Chairman of the Board of NYMEX Exchange. During his tenure, Mr. Viola served as chairman of the strategic planning committee and was instrumental in developing the NYMEX ACCESS(R) electronic trading platform. In 1990, he formed a proprietary futures and options trading group on NYMEX Exchange and the International Petroleum Exchange.

MITCHELL STEINHAUSE                         VICE CHAIRMAN                               55

     Mr. Steinhause was elected Vice Chairman of the Board in March 2000. He is presently a local trader. He has previously served as Corporate Secretary from 1996 to 1998 and has been a member of NYMEX Exchange since 1975 as both a floor broker and a local trader.

RICHARD SCHAEFFER                           TREASURER                                   50

     Mr. Schaeffer is presently a Senior Vice President and Director of Global Energy Futures for ABN AMRO, Inc. He has been NYMEX Exchange's Treasurer since March 1993. Prior to 1990, he was Senior Vice President/Director of the Chicago Corp., which was a clearing member of both the NYMEX Exchange and the COMEX Division until its buy-out by ABN AMRO, Inc. He is also a member of the Board of Directors of the Juvenile Diabetes Foundation.

GARY RIZZI                                  SECRETARY                                   48

     Mr. Rizzi has been the Company's Secretary since 2001. He has been a director since 1995. Mr. Rizzi has been a Vice President of AGE Commodity Clearing Corp. since 2001 and was an Associate Vice President from 1985 to 2001. Mr. Rizzi has served on the Executive Committee since 2000. He is also a member of the COMEX Division and both divisions of the New York Board of Trade.

J. ROBERT COLLINS, JR.                      PRESIDENT                                   37

     Mr. Collins was appointed President of NYMEX Exchange on July 23, 2001. Mr. Collins was Senior Vice President of natural gas trading at El Paso Merchant Energy-Gas, LP., a division of El Paso Energy Corp. Mr. Collins directed the natural gas derivatives portfolio. Before joining El Paso in 1997, Mr. Collins was a natural gas and crude oil options market maker with Pioneer Futures, Inc. on the floor of NYMEX Exchange. Mr. Collins had been a director in 2001 and a member of NYMEX Exchange since 1996.

NEAL L. WOLKOFF                             EXECUTIVE VICE PRESIDENT AND CHIEF          47
                                            OPERATING OFFICER

     Mr. Wolkoff served as Executive Vice President of NYMEX Holdings since 2000 and Executive Vice President of NYMEX Exchange since July 1993 and was Senior Vice President - Operations and Regulatory Affairs from November 1989 to July 1993. Additionally, in 2002, Mr. Wolkoff was appointed Chief Operating Officer of NYMEX Holdings, NYMEX Exchange and COMEX Division. Currently, he serves as a director of the National Futures Association and the Demand Exchange, Inc. He previously served as a director of Enersoft Inc. Early in his career, he served as a trial attorney with the CFTC.

CHRISTOPHER K. BOWEN                        GENERAL COUNSEL AND CHIEF ADMINISTRATIVE    42
                                            OFFICER

     Mr. Bowen was appointed General Counsel and Chief Administrative Officer in February 2002. Mr. Bowen has served as Senior Vice President and General Counsel of NYMEX Holdings since 2000 and has been Senior Vice President and General Counsel of the NYMEX Exchange since 1997. Mr. Bowen has held positions of Associate General Counsel and Senior Associate General Counsel. He has also served as Counsel/Manager of Futures Compliance at Morgan Stanley & Co., Inc. and as an attorney at the CFTC. Mr. Bowen also serves as General Counsel and Chief Administrative Officer of COMEX and CCA.

NACHAMAH JACOBOVITS                         SENIOR VICE PRESIDENT - CORPORATE           40
                                            COMMUNICATIONS

     Ms. Jacobovits is Senior Vice President of Corporate Communications for the New York Mercantile Exchange, a position she has held since September 2002. Ms. Jacobovits joined the Exchange in 1989 and has served as manager of media relations as well as director and, most recently, vice president of corporate communications. She is currently the secretary and board member of the New York Mercantile Exchange Charitable Assistance Fund. She is also the staff liaison to the Exchange's Charitable Foundation. Prior to joining the Exchange, Ms. Jacobovits was manager of communications for UJA-Federation, following several other public relations positions in the non-profit field. Ms. Jacobovits holds a bachelor of arts degree in mass communications from Towson State University in Maryland.

THOMAS J. LASALA                            SENIOR VICE PRESIDENT - COMPLIANCE AND      41
                                            RISK MANAGEMENT

     Mr. LaSala was appointed Senior Vice President - Compliance and Risk Management in February 2002. Mr. LaSala previously served as Vice President - Compliance of NYMEX Holdings since 2000 and NYMEX Exchange since 1994. Mr. LaSala also serves as Senior Vice President -Compliance and Risk Management of COMEX.

ROBERT LEVIN                                SENIOR VICE PRESIDENT - PLANNING AND        47
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

LEWIS A. RAIBLEY, III                       SENIOR VICE PRESIDENT - FINANCE CHIEF       41
                                            FINANCIAL OFFICER

     Mr. Raibley serves as Senior Vice President-Finance of NYMEX Holdings and Chief Financial Officer, and Senior Vice President-Finance of NYMEX Exchange since January 2003. Mr. Raibley also serves as Senior Vice President - Finance of COMEX and CCA. Mr. Raibley has served as Senior Vice President and

Controller at Datek Online Holdings Corp. from 2000 to 2002 and served in several senior financial roles at Morgan Stanley Dean Witter & Co., where he was employed from 1986 to 2000.

STUART A. SMITH                             SENIOR VICE PRESIDENT - OPERATIONS          55

     Mr. Smith serves as Senior Vice President-Operations of NYMEX Holdings and has been Senior Vice President-Operations of the NYMEX Exchange since May 1992. Mr. Smith currently serves as Senior Vice President - Operations of COMEX. Mr. Smith previously served as Vice President of Trading Floor Operations from 1986 to 1996.

     None of the directors, except for the Chairman, currently is or has ever been an officer or employee of the Company or any of its subsidiaries, nor were there any compensation committee interlocks or other relationships during 2002 requiring disclosure under item 402(j) of Regulation S-K of the SEC.

ITEM 11. EXECUTIVE OFFICER COMPENSATION.

     The information in the Proxy Statement, dated March 6, 2003 set forth under the captions "Executive Officer Compensation" and "Information Regarding the Current Board of Directors" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" of the Proxy Statement, dated March 6, 2003 is incorporated herein by reference.

ITEM 13. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS.

     The inherent nature of the Company's business frequently gives rise to related party transactions. The majority of the Company's shareholders, including several members of the board of directors, frequently do business with the Exchange. The Board establishes fees and usage charges and also determines the extent of any member rebate program.

     The following are descriptions of material transactions involving the Company and its directors:

     Several of the Company's directors serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company's clearing house in connection with services the Company provides. The Company believes that the services provided to these clearing firms are on terms no more favorable to those firms than terms given to unaffiliated persons.

     Pioneer Futures, Inc. ("Pioneer"), of which the Chairman of the Board of the Company is the sole shareholder, is one of the largest clearing members with whom the Company does business. For the year ended December 31, 2002, a total of $10,164,506 in revenue was derived from Pioneer from clearing and transaction fees, rental income, and various other floor fees. This amount represents 5% of the Company's total consolidated revenue.

     As of December 31, 2002, Pioneer leases from NYMEX Exchange approximately 17,693 square feet of space at the Company's headquarters. Pioneer currently has five (5) leases, the aggregate amount of rent collected from Pioneer during 2002 was $1,457,744. As of August 1, 2002, Pioneer surrendered its rights to the following lease: 18,893 square feet expiring on June 30, 2005.

     Sterling Commodities Corp. ("Sterling"), of which David Greenberg, a director of the Company, is the President, currently leases from NYMEX Exchange approximately 6,253 square feet of space at the One North End Avenue facility. The lease expires on November 30, 2007. The current annual rent for this space is $237,614. The aggregate amount of rent collected from Sterling during 2002 was $237,291. The director's father is Chief Executive Officer and 100% owner of Sterling. The clearing revenues earned from Sterling were $1,661,832.

     The Company had invested $11.9 million and $10.4 million at December 31, 2002 and 2001, respectively, in fixed income securities with a major securities firm, a senior investment officer of which is also a director of the Company.

     Genesis 10, of which Harley Lippman, a Public director of the Company, is the founder and Chief Executive Officer, is an information technology-consulting firm. Mr. Lippman owns 90% of the equity interest of Genesis 10. The Company had entered into a written contractual relationship with Genesis 10 pursuant to which Genesis 10 provided the services of a Senior Developer/Architect who was eventually hired by the Company in March 2002. A total of $173,396 was paid to Genesis 10 for services rendered in 2002 which included a fee for placement.

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to this program, the member remains primarily liable for the loan that is used to purchase an interest in the Company. The Company's guarantee is limited to the lesser of $500,000 or 50% of the purchase price of the membership interest, and the Company has the right to liquidate the interest if the member defaults on the loan. Under the program, the Company may issue guarantees totaling, in the aggregate, up to $11.0 million. As of December 31, 2002, the following director had a loan balance relating to this program greater than $60,000:
Steven Karvellas $133,000.

ITEM 14. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our annual filing under such Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         (a) Documents filed as part of this Report:

         1.  Consolidated Financial Statements

                The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-2 hereof and incorporated herein by reference.

         2.  Financial Statement Schedules

                Financial statement schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

         3.  Exhibits

                Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by NYMEX Holdings and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

EXHIBITS

2.2      Form of Agreement and Plan of Merger by and among New York
         Mercantile Exchange, Inc., NYMEX Holdings, Inc. and NYMEX
         Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of Form S-4 (file no. 333-30332)).
3.1      Amended and Restated Certificate of Incorporation of NYMEX
         Holdings, Inc. (incorporated herein by reference to Exhibit
         3.1 of Form 10-K for the year 2000 (file no. 333-30332)).
3.2 By-laws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Form S-4 (file no. 333-30332)).
4 Note Purchase Agreement among NYMEX and each of Purchasers listed in Schedule A attached thereto dated October 15, 1996
         (incorporated herein by reference to Exhibit 10.5 of Form
         S-4 (file no. 333-30332)).
10.1     NYMEX Amended and Restated Members' Retention and Retirement
         Plan effective December 31, 1998 (incorporated herein by reference to Exhibit 10.1 of Form S-4 (file no. 333-30332)).
10.2 Trust under the NYMEX Members' Retention and Retirement Plan dated December 31, 1998 (incorporated herein by reference to Exhibit 10.2 of Form S-4 (file no. 333-30332)).
10.3 Ground Lease between Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.3 of Form S-4 (file no. 333-30332)).
10.4     Funding Agreement among New York State Urban Development
         Corporation, Battery Park City Authority and NYMEX dated May
         18, 1995 (incorporated herein by reference to Exhibit 10.4 of Form S-4 (file no. 333-30332)).
10.5     NYMEX Holdings, Inc. Executive Income Deferral Program
         (incorporated herein by reference to Exhibit 10.5 of Form
         10-K for the year 2000 (file no. 333-30332)).
10.6     Network License Order Form between Oracle Corporation and
         NYMEX, accompanying Payment Plan Agreement and Payment
         Schedule between Oracle Credit Corporation and NYMEX
         (incorporated herein by reference to Exhibit 10.6 of Form
         S-4 (file no. 333-30332)).

10.7       Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Schedule between
           Oracle Credit Corporation and NYMEX and Amendment 1 to the Network License Order Form (incorporated herein by reference to Exhibit 10.7 of Form S-4 (file no. 333-30332)).
10.8       Network License Order Form between Oracle Corporation and NYMEX and accompanying Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.8 of Form
           S-4 (file no. 333-30332)).
10.8.1     Software License and Services Agreement between Oracle Corporation and NYMEX effective January 6, 1995
           (incorporated herein by reference to Exhibit 10.8.1 of Form S-4 (file no. 333-30332)).
10.9       Smartnet Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.9 of Form S-4 (file no. 333-30332)).
10.10      Network Supported Account Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996
           (incorporated herein by reference to Exhibit 10.10 of Form S-4 (file no. 333-30332)).
10.11      COMEX Members' Retention and Retirement Plan (incorporated herein by reference to Exhibit 10.11 of Form
           10-K for the year 2000 (file no. 333-30332)).
10.12.1    Employment Agreement between NYMEX Holdings and Neal L. Wolkoff, Esq. (incorporated herein by reference to Exhibit 10.12 of Form 10-K for the year 2000 (file no. 333-30332))
10.12.2    Employment Agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and J. Robert Collins,
           Jr. (incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ending March 31,
           2002) (file no. 333-30332)).
21.1       Subsidiaries of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 of Form S-4 (file
           no. 333-30332)).
99         Published report regarding the demutualization vote by Security holders on June 20, 2000 (incorporated herein by reference to Exhibit 99 of Form 10-K for the year 2000 (file no. 333-30332)).

     (b) Reports on Form 8-K

          NYMEX Holdings, Inc. filed a Current Report on Form 8-K, dated October 24, 2002, reporting the resignation of our auditors, Ernst & Young LLP.

          NYMEX Holdings, Inc. filed a Current Report on Form 8-K, dated November 7, 2002, reporting the appointment of KPMG LLP as our auditors.

          NYMEX Holdings, Inc. filed a Current Report on Form 8-K, dated November 14, 2002, reporting that our 3rd quarter 10-Q was accompanied by certifications of our Company's Chairman and Chief Financial Officer, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2003

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

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----

                  /s/ VINCENT VIOLA                    Chairman of the Board  March 5, 2003
-----------------------------------------------------
                    VINCENT VIOLA




               /s/ MITCHELL STEINHAUSE                     Vice Chairman      March 5, 2003
-----------------------------------------------------
                 MITCHELL STEINHAUSE




                /s/ RICHARD SCHAEFFER                        Treasurer        March 5, 2003
-----------------------------------------------------
                  RICHARD SCHAEFFER




                   /s/ GARY RIZZI                            Secretary        March 5, 2003
-----------------------------------------------------
                     GARY RIZZI




                  /s/ ERIC BOLLING                           Director         March 5, 2003
-----------------------------------------------------
                    ERIC BOLLING




                  /s/ MADELINE BOYD                          Director         March 5, 2003
-----------------------------------------------------
                    MADELINE BOYD




                /s/ JOSEPH CICCHETTI                         Director         March 5, 2003
-----------------------------------------------------
                  JOSEPH CICCHETTI




                 /s/ JOHN CONHEENEY                          Director         March 5, 2003
-----------------------------------------------------
                   JOHN CONHEENEY




                   /s/ JOEL FABER                            Director         March 5, 2003
-----------------------------------------------------
                     JOEL FABER




                  /s/ MELVYN FALIS                           Director         March 5, 2003
-----------------------------------------------------
                    MELVYN FALIS




                 /s/ STEPHEN FORMAN                          Director         March 5, 2003
-----------------------------------------------------
                   STEPHEN FORMAN




                 /s/ KENNETH GARLAND                         Director         March 5, 2003
-----------------------------------------------------
                   KENNETH GARLAND

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----





               /s/ ANTHONY GEORGE GERO                       Director         March 5, 2003
-----------------------------------------------------
                 ANTHONY GEORGE GERO




                 /s/ DAVID GREENBERG                         Director         March 5, 2003
-----------------------------------------------------
                   DAVID GREENBERG




              /s/ E. BULKELEY GRISWOLD                       Director         March 5, 2003
-----------------------------------------------------
                E. BULKELEY GRISWOLD




                 /s/ JESSE B. HARTE                          Director         March 5, 2003
-----------------------------------------------------
                   JESSE B. HARTE




                   /s/ SCOTT HESS                            Director         March 5, 2003
-----------------------------------------------------
                     SCOTT HESS




                /s/ STEVEN KARVELLAS                         Director         March 5, 2003
-----------------------------------------------------
                  STEVEN KARVELLAS




                 /s/ HARLEY LIPPMAN                          Director         March 5, 2003
-----------------------------------------------------
                   HARLEY LIPPMAN




                  /s/ MICHEL MARKS                           Director         March 5, 2003
-----------------------------------------------------
                    MICHEL MARKS




                 /s/ KEVIN MCDONNELL                         Director         March 5, 2003
-----------------------------------------------------
                   KEVIN MCDONNELL




                  /s/ JOHN MCNAMARA                          Director         March 5, 2003
-----------------------------------------------------
                    JOHN MCNAMARA




                 /s/ GORDON RUTLEDGE                         Director         March 5, 2003
-----------------------------------------------------
                   GORDON RUTLEDGE




                 /s/ RICHARD SAITTA                          Director         March 5, 2003
-----------------------------------------------------
                   RICHARD SAITTA




                  /s/ ROBERT STEELE                          Director         March 5, 2003
-----------------------------------------------------
                    ROBERT STEELE




             /s/ J. ROBERT COLLINS, JR.                      President        March 5, 2003
-----------------------------------------------------
               J. ROBERT COLLINS, JR.




                 /s/ NEAL L. WOLKOFF                      Executive Vice      March 5, 2003
-----------------------------------------------------   President and Chief
                   NEAL L. WOLKOFF                       Operating Officer




              /s/ LEWIS A. RAIBLEY, III                Senior Vice President  March 5, 2003
-----------------------------------------------------    Finance and Chief
                LEWIS A. RAIBLEY, III                    Financial Officer




                  /s/ JOSEPH FILKO                          Controller        March 5, 2002
-----------------------------------------------------
                    JOSEPH FILKO

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 2002

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION
                                   ITEM 15(1)

ITEM 15(1)  FINANCIAL STATEMENTS

Management's Responsibility for Financial Statements........  F-3
Report of Independent Auditors, KPMG LLP....................  F-4
Report of Independent Auditors, Ernst & Young LLP...........  F-5
Report of Independent Auditors, Deloitte & Touche LLP.......  F-6
Consolidated Balance Sheets at December 31, 2002 and 2001...  F-7
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................  F-8
Consolidated Statements of Stockholders'/Members' Equity for
  the years ended December 31, 2002, 2001 and 2000..........  F-9
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................  F-10
Notes to Consolidated Financial Statements..................  F-11

     All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item
15(1) -- Consolidated Financial Statements.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To Our Stockholders:

     Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based upon our estimates and assumptions, as required. The consolidated financial statements for the year ended December 31, 2002 have been audited by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors are valid and appropriate.

     Management maintains a system of internal accounting controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee consists of the five Public Directors of the Board. One of the Public Directors serves as chairman of the committee. The Audit Committee meets several times each year with representatives of management, including the Chief Financial Officer, the Vice President of Internal Audit and the independent auditors to review the financial reporting process and controls in place to safeguard assets. Both our independent auditors and internal auditor have unrestricted access to the Audit Committee.

     Although no cost-effective internal control system will preclude all errors or fraud, we believe our controls as of December 31, 2002 provide reasonable assurance that the consolidated financial statements are reliable and that our assets are reasonably safeguarded.

                                          /s/ VINCENT VIOLA
                                          --------------------------------------
                                          Chairman of the Board

                                          /s/ J. ROBERT COLLINS, JR.
                                          --------------------------------------
                                          President

                                          /s/ LEWIS A. RAIBLEY, III
                                          --------------------------------------
                                          Senior Vice President -- Finance
                                          Chief Financial Officer

                                          Date: March 5, 2003
                                             -----------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NYMEX Holdings, Inc.:

     We have audited the accompanying consolidated balance sheet of NYMEX Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders'/members' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of the Company as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders'/members' equity and cash flows for each of the years in the two-year period ended December 31, 2001, were audited by other auditors whose reports dated March 3, 2002 and March 9, 2001, expressed unqualified opinions on those financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMEX Holdings, Inc. and subsidiaries at December 31, 2002 and the results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

New York, New York
March 3, 2003

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

ERNST & YOUNG LLP

New York, New York
March 3, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of NYMEX Holdings, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders'/members' equity and cash flows of NYMEX Holdings, Inc. and subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of NYMEX Holdings, Inc. and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 9, 2001

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $  1,014   $  5,680
Securities purchased under agreements to resell.............    40,760      6,500
Marketable securities, at market (cost of $65,285 and
  $65,339)..................................................    66,976     65,421
Clearing and transaction fees receivable, net...............    13,884      9,337
Prepaid taxes and expenses..................................     3,595     12,985
Deferred tax assets.........................................     3,233         --
Segregated and guarantee funds..............................    75,327     46,755
Other current assets........................................     7,920     14,716
                                                              --------   --------
       Total current assets.................................   212,709    161,394
Property and equipment, net.................................   223,878    228,483
Goodwill, net...............................................    16,329     16,329
Other assets................................................     9,839      9,745
                                                              --------   --------
TOTAL ASSETS................................................  $462,755   $415,951
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................  $ 16,036   $ 20,907
Accrued salaries and related liabilities....................     5,611      5,221
Deferred tax liabilities....................................        --        139
Segregated and guarantee funds..............................    75,327     46,755
Other current liabilities...................................    22,724      8,398
                                                              --------   --------
     Total current liabilities..............................   119,698     81,420
Deferred income taxes.......................................     9,622      9,924
Notes payable...............................................    91,551     94,368
Deferred credit -- grant for building construction..........   114,745    116,890
Subordinated commitment -- members' retention program.......    11,037      9,779
Other non-current liabilities...............................    14,567      9,334
                                                              --------   --------
          Total liabilities.................................   361,220    321,715
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (See Note 14)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --         --
Additional paid-in capital..................................    93,312     93,312
Retained earnings...........................................     8,223        924
                                                              --------   --------
          Total stockholders' equity........................   101,535     94,236
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $462,755   $415,951
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001      2000
                                                              --------   --------   -------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee rebates
     of $5,245, $6,693 and $13,727 in 2002, 2001 and 2000...  $140,763   $104,302   $92,500
  Market data fees..........................................    33,459     34,313    33,622
  Other, net of rebates of $1,915, $2,090, and $2,808 in
     2002, 2001 and 2000....................................    14,982      5,666     4,747
                                                              --------   --------   -------
          Total operating revenues..........................   189,204    144,281   130,869
                                                              --------   --------   -------
OPERATING EXPENSES:
  Salaries and employee benefits............................    48,021     48,811    48,547
  General and administrative................................    18,837     14,480    15,063
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................    20,926     16,024    13,862
  Rent and facility.........................................    18,590     17,073    15,736
  Professional services.....................................    17,954     12,753    15,625
  Telecommunications, equipment rentals and maintenance.....    13,413     14,468    14,952
  Impairment and disposition loss on capitalized software
     and computer equipment.................................    12,583      5,114       857
  Marketing.................................................     2,633      1,721     2,446
  Amortization of goodwill..................................        --      2,153     2,153
  Demutualization expenses..................................        --         --     4,281
  Other.....................................................     9,445      7,203     4,905
                                                              --------   --------   -------
          Total operating expenses..........................   162,402    139,800   138,427
                                                              --------   --------   -------
INCOME (LOSS) FROM OPERATIONS...............................    26,802      4,481    (7,558)
OTHER INCOME (EXPENSES):
  Investment income, net....................................     5,714      4,643     9,355
  Interest expense..........................................    (7,455)    (7,662)   (7,718)
                                                              --------   --------   -------
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES..........    25,061      1,462    (5,921)
PROVISION (BENEFIT) FOR INCOME TAXES........................    12,762        782    (3,140)
                                                              --------   --------   -------
NET INCOME (LOSS)...........................................  $ 12,299   $    680   $(2,781)
                                                              ========   ========   =======
Basic earnings (loss) per share.............................  $ 15,072   $    833   $(3,408)
                                                              ========   ========   =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                     NO. OF MEMBERSHIPS/                                           TOTAL
                                     --------------------              ADDITIONAL              STOCKHOLDERS'/
                                       SHARES               MEMBER'S    PAID-IN     RETAINED      MEMBERS'
                                     OUTSTANDING   AMOUNT    EQUITY     CAPITAL     EARNINGS       EQUITY
                                     -----------   ------   --------   ----------   --------   --------------
Balances at December 31, 1999......      816          --    $93,202         N/A         N/A       $ 93,202
Net loss...........................                          (2,781)                                (2,781)
Net transfer to MRRP:
  NYMEX............................                          (4,959)                                (4,959)
  COMEX............................                            (803)                                  (803)
Allocation of member's equity and
  pre-demutualization loss.........                   --    (84,659)     84,415         244             --
                                         ---        ----    -------     -------     -------       --------
Balances at December 31, 2000......      816          --         --      84,415         244         84,659
Net income.........................                                                     680            680
Tax benefit related to:
  NYMEX MRRP.......................                                       5,728                      5,728
  COMEX MRRP.......................                                       3,169                      3,169
                                         ---        ----    -------     -------     -------       --------
Balances at December 31, 2001......      816          --         --      93,312         924         94,236
Net income.........................                                                  12,299         12,299
Dividends..........................                                                  (5,000)        (5,000)
                                         ---        ----    -------     -------     -------       --------
Balances at December 31, 2002......      816        $ --    $    --     $93,312     $ 8,223       $101,535
                                         ===        ====    =======     =======     =======       ========

        The accompanying notes are an integral part of these statements

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 12,299   $    680   $ (2,781)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of property and
       equipment, net of deferred credit amortization.......    20,926     16,024     13,862
     Amortization of goodwill...............................        --      2,153      2,153
     Deferred income taxes..................................    (3,674)     3,546     (2,405)
     Loss on disposition of property, equipment and
       impairment of capitalized software and computer
       equipment............................................    12,583      5,114        857
     Curtailment gain on postretirement plan................        --       (732)        --
     (Increase) decrease in operating assets:
       Marketable securities................................    (1,555)    12,603    (10,838)
       Clearing and transaction fees receivable.............    (4,547)    (1,762)     6,846
       Prepaid taxes and expenses...........................     9,390     (2,789)      (259)
       Segregated and guarantee funds.......................   (28,572)    67,961    (76,496)
       Other current assets.................................     6,796     (5,074)     1,491
     (Decrease) increase in operating liabilities:
       Accounts payable and accrued liabilities.............    (4,871)     9,622       (768)
       Accrued salaries and related liabilities.............       390      1,352      1,021
       Segregated and guarantee funds.......................    28,572    (67,961)    76,496
       Other current liabilities............................     9,326        498        (22)
       Other non-current liabilities........................     5,233        169      2,294
       Distributions under NYMEX Division members' retention
          program...........................................        --    (33,221)    (1,313)
       Subordinated commitment - members' retention
          program...........................................     1,258        566         50
                                                              --------   --------   --------
       Net cash provided by operating activities............    63,554      8,749     10,188
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in securities purchased under
     agreements to resell...................................   (34,260)    23,609       (808)
  Capital expenditures......................................   (31,049)   (27,221)   (12,797)
  (Increase) decrease in other assets.......................       (94)       488     (1,004)
                                                              --------   --------   --------
       Net cash used in investing activities................   (65,403)    (3,124)   (14,609)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt agreements........    (2,817)    (2,815)        --
                                                              --------   --------   --------
       Cash used in financing activities....................    (2,817)    (2,815)        --
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (4,666)     2,810     (4,421)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     5,680      2,870      7,291
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  1,014   $  5,680   $  2,870
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange that was established in 1872. The two principal operating subsidiaries of NYMEX Holdings are the New York Mercantile Exchange, Inc. ("NYMEX Division") and the Commodity Exchange, Inc. ("COMEX Division"), which is organized as a wholly-owned subsidiary of NYMEX Division. Where appropriate, each NYMEX Exchange operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company."

     The Company demutualized on November 17, 2000, at which time the book value of the assets and liabilities of New York Mercantile Exchange carried over to NYMEX Exchange. After the demutualization, all the assets and liabilities of NYMEX Exchange were consolidated into the parent company, NYMEX Holdings. Upon demutualization there have been no restrictions to pay dividends.

     The Company exists principally to provide facilities for buying and selling energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open-outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter ("OTC") market. These services facilitate price discovery, hedging, and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Exchange clearinghouse acts as the counter-party to every trade. Trading on the Exchange is regulated by the Commodity Futures Trading Commission. To manage the risk of financial nonperformance, the Exchange requires members to post margin. (See
Note 12.)

     BASIS OF PRESENTATION -- The accompanying consolidated financial statements are presented on an accrual basis in conformity with accounting principles generally accepted in the United States of America.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries NYMEX Division, COMEX Division, COMEX Clearing Association, Inc. ("CCA") , NYMEX Technology Corp. (which became inactive in November 1996), and Tradingear Acquisition LLC. Intercompany balances and transactions have been eliminated in consolidation. COMEX Division and CCA were acquired by the Company in 1994.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments at the balance sheet date. The carrying values of the Company's assets approximate their fair values and, where applicable, are based on current market prices. The carrying values of the Company's liabilities approximate their fair values except for the fair value of the Company's notes payable, which are based upon their future cash flows for principal and interest payments, discounted at prevailing interest rates for securities of similar terms and maturities, and approximate $119.3 million at December 31, 2002.

SIGNIFICANT ACCOUNTING POLICIES

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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

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

     SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL -- Securities purchased under agreements to resell are carried at contract value, as specified in the agreements. The market value of securities purchased under agreements to resell is monitored by the Company and additional collateral is obtained as necessary to protect against credit exposure. At December 31, 2002 and 2001, U.S. government securities held in a segregated account by a U.S. money-center bank collateralized the securities purchased under agreements to resell.

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

     Trading securities are bought and held principally for the purpose of selling them in the near future and are carried at fair value based on quoted market prices. The resulting realized and unrealized gains or losses are recognized currently in Investment Income, net in the Consolidated Statements of Operations. Realized gains or losses from the sales of marketable securities are determined on a specific identification basis.

     The Company has provided financial guarantees and pledged collateral with one of its investment managers relating to a membership seat financing program (see Note 15). The investment manager retains a collateral interest in the underlying Company investments equal to 118% of the outstanding loan balance. The Company has not set up allowances for loan losses as the Company retains the exclusive right to assert its lien on and security interest in the membership seat. At December 31, 2002 and 2001, the amounts of collateral in marketable securities were $5,932,632 and $6,774,886, respectively.

     SEGREGATED AND GUARANTEE FUNDS -- The Company holds, for clearing firms, margin funds that may be in the form of cash or securities. Margin funds that earn interest which the Exchange is entitled to keep are reflected in the accompanying consolidated balance sheets. Cash received may be invested, and any interest received accrues to the exchange. These investments are overnight transactions in U.S. Government securities acquired through and held by a broker-dealer of a subsidiary of a bank. Securities deposited by clearing firms consist primarily of short-term U.S. Treasury securities and are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping, although a portion of the clearing firms' proprietary segregated deposits may be utilized in securities lending transactions. Interest and gain or loss on securities deposited to satisfy clearing margin and security deposit requirements accrues to the clearing firm.

     REVENUE RECOGNITION -- The largest sources of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated. Clearing and transaction fees receivable are monies due from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Seats owned by NYMEX Division and COMEX Division members collateralize fees owed to the Company. At the end of December 31, 2002 and 2001, no clearing and transaction fees receivable balance was greater than the member's seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's seat in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were established and applied as reductions of clearing and transaction fees receivable at December 31, 2002 and 2001, respectively. The

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

     The allowance for member credits was reduced by $100,000 in 2002 and had an ending balance of $500,000 at December 31, 2002. This allowance was reduced by $400,000 in 2001 to an ending balance of $600,000 at December 31, 2001 and $500,000 in 2000 for an ending balance of $1,000,000 at December 31, 2000.

     The Company maintains, on a discretionary basis, a fee reduction program that is subject to periodic approval by the board of directors, pursuant to which certain clearing fees of NYMEX Division members are substantially reduced. The Company has various other discretionary rebate and cost reduction programs to reduce operating costs of certain market participants.

     The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors. The Company conducts periodic audits of the information provided. At December 31, 2002, four vendors represented a receivable balance greater than 50% of the total balance. Allowances for uncollectible receivables of $385,000 and $479,000 were applied as a reduction to the December 31, 2002 and 2001 market data fees receivable balances, respectively. These allowances are intended to cover potential non-collectible vendor receivables from the market data vendors as well as future adjustments by the market data vendor customers.

     The allowance for market data receivables was reduced by $94,000 in 2002 and had an ending balance of $385,000 at December 31, 2002. This allowance was reduced by $1,121,000 in 2001 to an ending balance of $479,000 at December 31, 2001.

     During 2000, the allowance for market data receivables increased by $1,100,000 to an ending balance of $1,600,000 at December 31, 2000.

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

     The following table summarizes the years over which significant assets are generally depreciated or amortized:

Building and improvements...................................   20 to 60 years
Information system equipment................................     4 to 7 years
Furniture, fixtures, office machinery and other.............    3 to 10 years
Internally developed software costs.........................     2 to 5 years
Leasehold improvements......................................   15 to 40 years

     Where different depreciation methods or lives are used for tax purposes, deferred income taxes are recorded. The Company capitalizes purchases of software and costs associated with internally developed software.

     The carrying value of property and equipment is assessed periodically and/or when factors indicating an impairment may be present. If an impairment is present, the assets are reported at the lower of carrying value or fair value. The loss on disposition of assets included in the Consolidated Statements of Operations represents the net book value of property retired from service; in 2001, the loss resulted primarily from the September 11 disaster. Impairment of capitalized software included in the Consolidated Statements of

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

Operations represents the carrying amounts which, based on events or changes in circumstances, management has determined are not recoverable. The impairment loss recognized is equal to the amount by which the carrying amount exceeds the fair value of the assets.

     Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized and depreciated.

     GOODWILL -- Goodwill represents the excess of the purchase price over the fair value of the net assets of the COMEX Division., As of December 31, 2002, goodwill was $32,298,478. Prior to January 1, 2002, goodwill was being amortized over a period of 15 years on a straight line basis. As of December 31, 2001, the accumulated amortization relating to goodwill was $15,969,803. Effective January 1, 2002, goodwill is no longer being amortized. Instead, the value of goodwill is measured using the impairment model. A test for impairment was made during the fourth quarter of 2002 and no impairment was noted. The Company will perform an impairment test during the 4th quarter every year. Prior to 2002, goodwill was amortized on a straight-line basis over the period of expected benefit of 15 years. The measurement of possible impairment is based on the most recent sales of COMEX Division membership interests. COMEX Division membership interests, or "seats", are purchased from existing COMEX Division members at prevailing market prices. These prices are established through a bid-and-ask system. There were no impairments recognized during any of the periods presented. The following table sets forth reported net income (loss) and earnings per share, as adjusted to exclude goodwill amortization expense (in thousands, except per share data):

                                                               2001     2000
                                                              ------   -------
Net income (loss) as reported...............................  $  680   $(2,781)
Net income (loss) as adjusted...............................   2,833      (628)
Basic earnings (loss) per share, as reported................  $  833   $(3,408)
Basic earnings (loss) per share, as adjusted................   3,472      (770)

     INCOME TAXES -- The Company accounts for income taxes in accordance Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting For Income Taxes. SFAS No. 109 requires that deferred taxes be established based upon the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. (See Note 10.)

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- The Company provides certain postretirement benefits to its employees, which are accounted for in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions "SFAS No. 106" requires the Company to accrue the estimated cost of retiree benefit payments other than pensions during the employees' active service lives. Such benefits consist principally of health care benefits. (See
Note 9.)

     SEGMENT REPORTING -- Management considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing.

     Open Outcry is the trading of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic Trading and Clearing includes transactions executed and cleared through NYMEX ACCESS(R), NYMEX ClearPort(SM) Trading and NYMEX ClearPort(SM) Clearing. (See Note 13.)

  DEFERRED CREDITS -- In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation ("EDC") and the Empire State Development Corporation ("ESDC", formerly known as the New York State Urban Development Corporation) for construction of corporate

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility. (See
Note 14.)

     In 2002, the Company entered into an agreement and received a $5 million grant from the ESDC. This agreement requires the company to maintain certain annual employment levels, and the grant is subject to recapture amounts on a declining scale over time. The grant will be recognized in income ratably in accordance with a recapture schedule.

  MARKETING COSTS -- Marketing costs include costs incurred for producing and communicating advertising and other marketing activities. These costs are expensed when incurred.

  EARNINGS PER SHARE -- The Company has only one type of earnings per share calculation, basic earnings per share. In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share are based on the weighted-average number of common shares outstanding in each year. There are no common stock equivalents and, thus, no dilution of earnings per share.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following supplemental disclosures of cash flow information for the years ended December 31, 2002, 2001, and 2000, respectively, are as follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
Dividends declared.........................................  $5,000   $   --   $   --
                                                             ======   ======   ======
Cash paid for:
  Interest.................................................  $7,477   $7,681   $7,680
                                                             ======   ======   ======
  Income taxes, net........................................  $1,232   $   --   $   39
                                                             ======   ======   ======
Noncash members' equity transactions -- transfer to
  subordinated commitment -- members' retention program:
  NYMEX Division...........................................  $   --   $   --   $4,959
                                                             ======   ======   ======
  COMEX Division...........................................  $   --   $   --   $  803
                                                             ======   ======   ======
  Increase in prepaid taxes due to NYMEX MRRP tax
     benefit...............................................  $   --   $5,728   $   --
                                                             ======   ======   ======
  Increase in deferred tax asset due to COMEX MRRP tax
     benefit...............................................  $   --   $3,169   $   --
                                                             ======   ======   ======
Transfer of short-term portion of security deposit to other
  current assets...........................................  $   --   $2,699   $   --
                                                             ======   ======   ======

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Standards Board ("APB") Opinion No. 17, Intangible Assets. This statement, effective for fiscal years beginning after December 15, 2001, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 provide for an impairment test to be performed at least annually rather than recording amortization. The adoption of SFAS No. 142 had a material effect on operations. The adoption of this standard increased annual pre-tax income by $2,153,000, or $2,638 per share, which was, prior to 2002, the amount of annual amortization of goodwill. The Company tested for an impairment during the fourth quarter of 2002 and no impairment was noted.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations to include components of entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 was effective for the Company as of January 1, 2002. The adoption of SFAS No. 144 had a material impact on our consolidated results of operations.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement ("SFAS 145"). SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 64, the criteria in APB Opinion No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company as of January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (1) termination benefits under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities to relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

     In October 2001, the Emerging Issues Task Force reached consensus on EITF No. 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. This statement, among other things, addresses how costs and insurance recoveries for business affected by this event should be accounted for in the financial statements. The provisions of EITF No. 01-10 provide guidelines for the recording of a contingent insurance recovery. The Company adopted the provisions of EITF No. 01-10 for the third quarter of 2001.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

2.  COLLATERIZATION

     In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company's banks. At December 31, 2002 and 2001, the Company accepted collateral in the form of U.S. treasury bills that it is permitted by contract or industry practice to sell or re-pledge, although it is not the Company's policy to sell or re-pledge the collateral. The fair value of such collateral at December 31, 2002 and 2001, was $40,760,000 and $6,500,009, respectively.

3.  DEMUTUALIZATION

     On May 12, 2000, the Company's Form S-4 Registration Statement, with respect to its plan to demutualize, was declared effective by the Securities and Exchange Commission ("SEC"). The demutualization was completed on November 17, 2000. As a result, NYMEX Holdings owns all of the equity of the Exchange and current NYMEX Division members received all of the stock of NYMEX Holdings, while retaining their trading privileges in NYMEX Division. The previous contract market designations of pre-demutualization New York Mercantile Exchange were transferred to NYMEX Exchange. A favorable Internal Revenue Service letter ruling was received on October 23, 2000 stating that there would be no adverse tax consequences to the Company resulting from the demutualization transaction.

     Expenses incurred for demutualization consisted of accounting, investment banking, legal, printing and SEC filing fees, are shown as a separate line item on the Consolidated Statements of Operations.

4.  PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost, less related accumulated depreciation and amortization of $77,855,000 at December 31, 2002 and $62,534,000 at December 31, 2001.

                     PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                      DECEMBER 31, 2002     DECEMBER 31, 2001
                                                     -------------------   -------------------
                                                       NET       GROSS       NET       GROSS
                                                     --------   --------   --------   --------
Building and improvements..........................  $161,555   $179,942   $164,727   $179,770
Information system equipment.......................    26,137     58,222     25,981     55,065
Furniture, fixtures, office machinery and other....    19,173     33,631     15,948     26,408
Internally developed software costs................     7,542     19,583     21,471     28,672
Leasehold improvements.............................     9,471     10,355        356      1,102
                                                     --------   --------   --------   --------
                                                     $223,878   $301,733   $228,483   $291,017
                                                     ========   ========   ========   ========

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     Building and improvements depreciation expense is presented net of amortization of the deferred credit related to the grant received for the building of $2.1 million in each of 2002, 2001 and 2000.

     In 2002, the Company recognized an impairment loss of $12.6 million in the carrying value of capitalized software and computer equipment. In 2001, the Company recognized an impairment loss of $4.3 million in the carrying value of capitalized software and computer equipment. The Company also retired from service capital assets with related accumulated amortization and depreciation totaling $1.3 million and $500,000, respectively in 2001. The resulting loss of $0.8 million was recognized in current earnings. In 2000, a similar loss of $0.8 million was recognized in earnings.

5.  NOTES PAYABLE

     The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company's trading facility and headquarters. This issue contained three series each with different maturities, interest rates, and required repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company's interest therein, or any other collateral.

     Notes payable consisted of the following at December 31:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Private Placement Notes:
  7.48%, Senior Notes, Series A, due 2011...................  $25,366   $28,183
  7.75%, Senior Notes, Series B, due 2021...................   54,000    54,000
  7.84%, Senior Notes, Series C, due 2026...................   15,000    15,000
                                                              -------   -------
                                                               94,366    97,183
  Less current maturities...................................    2,815     2,815
                                                              -------   -------
  Long-term debt............................................  $91,551   $94,368
                                                              =======   =======

     Notes payable that become due during the next five years are as follows:

                                                               (IN THOUSANDS)
                                                               --------------
2003........................................................       $2,815
2004........................................................        2,815
2005........................................................        2,815
2006........................................................        2,815
2007........................................................        2,815

     The Company would incur a redemption premium should it choose to pay off any series issue prior to its maturity. The economic benefit from refinancing at a lower interest rate would be offset by the redemption penalty incurred. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

6.  MEMBERS' RETENTION PROGRAMS

     During 2000, the Company's Board of Directors voted to terminate the NYMEX Division Members' Retention and Retirement Plan. The Company had maintained a retention program which covered NYMEX

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

Division members, based on long-term and continuous membership. The value of the assets and related liability as of December 31, 2000 was $33.2 million. The liability was classified as current on the Consolidated Balance Sheet at December 31, 2001. Program commitments were recognized by a transfer from members' equity to a subordinated commitment to the membership. For the year ended December 31, 2000, a $3.6 million company contribution was made to this program. This plan was terminated in October 2000 and fully liquidated in January 2001.

     The Company also maintains a retention program for members of the COMEX Division. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants and no new participants were permitted after the date of the merger. No payments were made prior to January 1, 2002. In addition, under the terms of the COMEX merger agreement, the COMEX Division program is funded at a minimum of $400,000 annually. In no event will the Company's liability be greater than $800,000 a year. Such amounts may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. The Company funded the COMEX program by $800,000 in 2002. Prior to the demutualization of the Company on November 17, 2000, corporate contributions to the plan were recognized as direct transfers from members' equity. After demutualization, corporate contributions and related investment earnings are charged against current operations.

     All benefits to be paid under the COMEX Division program shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the program began in the second quarter of 2002. Subject to the foregoing, the Board of Directors of the Company reserves the right to amend or terminate the program upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

7.  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution plan (the "Plan") for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Plan member. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 40% after two full years of service, and then 20% per year until fully vested at 100% after five years of service. The Company's total contributions to the Plan were $1.7 million, $1.7 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8.  DEFERRED COMPENSATION

     The Company has a nonqualified deferred compensation plan (the "Deferred Plan") for key employees to permit them to defer receipt of current compensation in order to provide retirement benefits on behalf of such employees. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company's defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be un-funded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

9.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through certain insurance companies. The Company expects to fund its share of such benefit costs principally on a pay-as-you-go basis. Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at December 31, 2002 and 2001 exceed the amount of the accumulated obligations, as indicated below.

     The following table presents the funded status of such plans, reconciled with amounts recognized in the Company's consolidated financial statements at December 31 (in thousands):

                                                             2002      2001
                                                             ----      ----
Change in accumulated postretirement benefit obligation:
  Accumulated postretirement benefit obligation, beginning
     of year..............................................  $ 5,183   $ 4,657
  Service cost............................................      428       445
  Interest cost...........................................      355       352
  Impact of special termination benefits..................       --       148
  Actuarial loss..........................................      406       499
  Impact of curtailment...................................       --      (715)
  Benefits paid...........................................     (263)     (203)
                                                            -------   -------
  Accumulated postretirement benefit obligation, end of
     year.................................................  $ 6,109   $ 5,183
                                                            =======   =======
Funded status:
  Accumulated postretirement benefit obligation, end of
     year.................................................  $ 6,109   $ 5,183
  Unrecognized transition obligation......................     (993)   (1,076)
  Unrecognized prior service cost.........................    1,075     1,176
  Unrecognized net gain...................................      278       703
                                                            -------   -------
  Accrued postretirement benefit cost, end of year........  $ 6,469   $ 5,986
                                                            =======   =======

                                                             2002      2001     2000
                                                             ----      ----     ----
Net periodic postretirement benefit cost consists of the
  following components for the years ended December 31:
  Service cost............................................  $   428   $   445   $ 339
  Interest cost...........................................      355       352     311
  Amortization of:
     Transition obligation................................       83        97      97
     Prior service cost...................................     (101)     (119)   (119)
     Net gain.............................................      (18)      (40)    (62)
                                                            -------   -------   -----
  Net periodic postretirement benefit cost................      747       735     566
  Special termination benefits cost.......................       --       148      --
  Curtailment gain........................................       --      (732)     --
                                                            -------   -------   -----
  Total net periodic postretirement benefit cost..........  $   747   $   151   $ 566
                                                            =======   =======   =====

Impact of curtailment.......................................   2001
                                                              -----
  Change in accumulated postretirement benefit obligation...  $(715)
  Recognized transition obligation..........................    182
  Recognized prior service cost.............................   (199)
                                                              -----
Curtailment gain............................................  $(732)
                                                              =====

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 6.5% and 7.0% at December 31, 2002 and 2001, respectively.

     The weighted-average annual assumed rates of increase in the per capita cost to cover benefits (i.e., health care cost trend rate) is 9.0%, 9.5%, and 10.0% for 2002, 2001, and 2000, respectively, and is assumed to decrease gradually to 5.5% by 2009 and remain level thereafter.

     The following shows the impact, in thousands of dollars, of a 1% change in the trend rate:

                                                                     2002
                                                                     ----
                                                                 1%         1%
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost................    $ 2        $ (6)
Effect on accumulated postretirement benefit obligation.....    $40        $(70)

     POSTEMPLOYMENT BENEFITS -- The Company has certain post-employment benefit plans covering its employees. The benefit plans provide severance, disability, supplemental health care, life insurance or other welfare benefits. The Company accrues the cost of certain benefits provided to former or inactive employees during the employee's active years of service.

10.  INCOME TAXES

     The provision (benefit) for income taxes in the Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000, respectively, consisted of the following (in thousands):

                                                            2002      2001      2000
                                                            ----      ----      ----
Current:
  Federal................................................  $11,666   $(2,876)  $(1,579)
  State and local........................................    4,770       112       844
                                                           -------   -------   -------
                                                            16,436    (2,764)     (735)
                                                           -------   -------   -------
Deferred:
  Federal................................................   (3,163)    3,160    (1,700)
  State and local........................................     (511)      386      (705)
                                                           -------   -------   -------
                                                            (3,674)    3,546    (2,405)
                                                           -------   -------   -------
          Total provision (benefit)......................  $12,762   $   782   $(3,140)
                                                           =======   =======   =======

     Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before tax is as follows:

                                                              2002     2001     2000
                                                              ----     ----     ----
Statutory U.S. federal tax rate...........................     34.0%    34.0%    34.0%
State and local taxes, net of federal benefit.............     10.9%    16.9%    (0.2%)
Change in estimate........................................      6.0%    34.9%   (16.2%)
Tax-exempt income.........................................     (3.0%)  (54.5%)   18.5%
Deferred credit amortization -- grant for building
  construction............................................     (2.9%)  (49.9%)   12.3%
Valuation allowance.......................................      2.3%    13.6%    (2.0%)
Amortization of goodwill..................................       --     50.1%   (12.4%)
Rate change...............................................       --       --     12.4%
Member benefits...........................................       --       --      5.8%
Other, net................................................      3.6%     8.4%     0.8%
                                                              -----    -----    -----
Effective tax rate........................................     50.9%    53.5%    53.0%
                                                              =====    =====    =====

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     At December 31, the components of net deferred tax assets (liabilities) were as follows (in thousands):

                                                                2002       2001
                                                                ----       ----
Current
  Assets:
     Accrued expenses.......................................  $  3,179   $  1,271
     Allowance for member credit adjustments................       175        220
     Unrealized loss on marketable securities...............        --        313
     Other..................................................       260         --
                                                              --------   --------
                                                                 3,614      1,804
                                                              --------   --------
  Liabilities:
     Unrealized gains on marketable securities..............       366         --
     Insurance recovery.....................................        --      1,928
     Other..................................................        15         15
                                                              --------   --------
                                                                   381      1,943
                                                              --------   --------
Total current net deferred tax assets (liabilities).........  $  3,233   $   (139)
                                                              ========   ========
Noncurrent
  Assets:
     Postretirement benefits................................  $  3,374   $  3,161
     Deferred compensation..................................       585        863
     COMEX retention and retirement program.................     3,962      3,962
     COMEX MRRP contribution and earnings...................       556        562
     Demutualization costs..................................     1,214      1,726
     Federal net operating loss carryforwards...............       486        491
     Charitable contributions carryfowards..................     3,437      2,373
     AMT credit carryforwards...............................       405        405
     State and city net operating losses....................       189        985
     Other..................................................       557        368
                                                              --------   --------
                                                                14,765     14,896
     Less valuation allowance...............................    (1,692)    (1,110)
                                                              --------   --------
     Total noncurrent deferred tax assets...................    13,073     13,786
                                                              --------   --------
  Liabilities:
     Capitalization of software.............................     5,194      6,016
     Depreciation and amortization..........................    17,501     17,694
                                                              --------   --------
     Total noncurrent deferred tax liabilities..............    22,695     23,710
                                                              --------   --------
Total net noncurrent deferred tax liabilities...............  $ (9,622)  $ (9,924)
                                                              ========   ========

     Management has determined that the realization of the recognized gross deferred tax asset of $16,687,000 at December 31, 2002 is more likely than not, based on taxable temporary differences and anticipated future taxable income. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced.

     Valuation allowanceS of $1,692,000 and $1,110,000 were established in 2002 and 2001, respectively, in accordance with the provisions of SFAS No. 109. The allowances were established due to the uncertainty of realizing certain tax carryforwards.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

11.  REDUCTION-IN-WORKFORCE

     In 2001, the Company implemented a reduction-in-workforce program which eliminated 20% of the Company's staff. These employees were notified and terminated by the end of the year. This program was adopted in an effort to establish a more cost-efficient business structure in response to competition. These staff reductions encompassed various professional and clerical positions throughout the Company. Restructuring and related costs recorded in fiscal 2001 totaled $4.7 million, or $5,760 per share. The amounts paid through the end of 2002 were $4.7 million.

     In 2000, the Company implemented a similar program which eliminated 10% of the Company's staff. Restructuring and related costs recorded in fiscal year 2000 totaled $1.9 million or $2,328 per share. All benefits were paid by the end of the year.

12.  SEGREGATED AND GUARANTEE FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. The Company is entitled to earn interest on certain cash balances. Only those cash balances which earn interest that the Company is entitled to retain are included in the accompanying consolidated financial statements.

     Each clearing member is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2,000,000, depending upon such clearing member's reported regulatory capital, in a fund known as a "Guaranty Fund" for the respective clearing division (NYMEX and/or COMEX). Separate and distinct Guaranty Funds, held by the Company, are maintained for the NYMEX and COMEX Divisions. These funds may be used by the respective divisions for any loss sustained by the Company as a result of the failure of a clearing member to discharge their obligations. These deposits, are used by members to meet their obligations to the Company for margin requirements on both open futures and options positions, as well as delivery obligations in lieu of depositing cash and/or securities. The Company invests cash deposits and earns interest thereon. All income earned on deposits of U.S. government securities accrue to the member firms depositing such securities.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     The following table below reflects segregated and guarantee fund balances held by the Company on behalf of clearing members at December 31, 2002 and 2001, respectively.

                                                 RESALE
                                      CASH     AGREEMENTS   MONEY MARKET   U.S. TREASURIES   LETTERS OF CREDIT
(IN THOUSANDS)                       -------   ----------   ------------   ---------------   -----------------
               2002
-----------------------------------
NYMEX DIVISION:
  Segregated.......................  $   340    $65,935      $1,434,975      $2,276,351          $247,580
  Guaranty.........................       --        105              --          79,721                --
COMEX DIVISION:
  Segregated.......................       --      8,030              --         937,310            61,150
  Guaranty.........................       --        917              --          74,437                --
                                     -------    -------      ----------      ----------          --------
Total..............................  $   340    $74,987      $1,434,975      $3,367,819          $308,730
                                     =======    =======      ==========      ==========          ========
               2001
-----------------------------------
NYMEX DIVISION:
  Segregated.......................  $17,111     25,000      $1,655,920      $1,876,773          $297,496
  Guaranty.........................      105         --              --          82,696                --
COMEX DIVISION:
  Segregated.......................      865        715              --         580,161            64,850
  Guaranty.........................    2,063        896              --          75,321                --
                                     -------    -------      ----------      ----------          --------
Total..............................  $20,144    $26,611      $1,655,920      $2,614,951          $362,346
                                     =======    =======      ==========      ==========          ========

13.  SEGMENT REPORTING

     The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing.

     Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS(R), NYMEX Clearport(SM) Trading and NYMEX Clearport(SM) Clearing.

     Financial information relating to these business segments is set forth below

                                                                            ELECTRONIC
                                                                             TRADING
                                                                               AND
                                                              OPEN OUTCRY    CLEARING     TOTAL
                       (IN THOUSANDS)                         -----------   ----------   --------
Year Ended December 31, 2002:
  Operating revenues........................................   $172,237      $16,967     $189,204
  Operating expenses........................................    139,931       22,471      162,402
  Operating income (loss)...................................     32,306       (5,504)      26,802
  Investment income.........................................      5,714           --        5,714
  Interest expense..........................................      7,455           --        7,455
  Depreciation and amortization, net........................     13,289        7,637       20,926
  Income tax expense (benefit)..............................     15,563       (2,801)      12,762
  Net income (loss).........................................   $ 15,002      $(2,703)    $ 12,299

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                                                                            ELECTRONIC
                                                                             TRADING
                                                                               AND
                                                              OPEN OUTCRY    CLEARING     TOTAL
                       (IN THOUSANDS)                         -----------   ----------   --------
Year Ended December 31, 2001:
  Operating revenues........................................   $135,036      $ 9,245     $144,281
  Operating expenses........................................    112,402       27,398      139,800
  Operating income (loss)...................................     22,634      (18,153)       4,481
  Investment income.........................................      4,643           --        4,643
  Interest expense..........................................      7,662           --        7,662
  Depreciation and amortization, net........................     12,651        3,373       16,024
  Income tax (benefit) expense..............................     10,494       (9,712)         782
  Net income (loss).........................................   $  9,121      $(8,441)    $    680

Year Ended December 31 2000:
  Operating revenues........................................   $123,953      $ 6,916     $130,869
  Operating expenses........................................    117,111       21,316      138,427
  Operating income (loss)...................................      6,842      (14,400)      (7,558)
  Investment income.........................................      9,355           --        9,355
  Interest expense..........................................      7,718           --        7,718
  Depreciation and amortization, net........................     10,302        3,560       13,862
  Income tax (benefit) expense..............................      4,492       (7,632)      (3,140)
  Net income (loss).........................................   $  3,987      $(6,768)    $ (2,781)

14.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2002. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case, in which the plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. The plaintiff seeks an unspecified amount of royalties. On September 15, 2000, the Court granted NYMEX Exchange's motion to sever and transfer venue to the Southern District of New York. On August 1, 2001 the Court granted Electronic Trading Systems Corporations motion to add eSpeed as a plaintiff. On August 10, 2001 the Exchange made a motion to bifurcate the issues of willfulness of infringement and damages from all other issues in the case

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
     and requested a stay of discovery on the issues of willfulness and damages. The Markman hearing was held on April 18, 2002. On June 26, 2002, the Court issued a decision in which it construed more broadly the meaning of certain elements of the patent claims than those constructions proposed by the Exchange. This decision may limit the scope of the arguments that the Exchange may have respecting non-infringement. The case is ongoing.

     Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10". This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case, in which the plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The plaintiff filed a Note of Issue on or about September 27, 2002 and the parties anticipate scheduling a pre-trial conference in the near future.

     New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County) against Global View Software, Inc. ("GlobalView"). NYMEX Exchange seeks to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it seeks to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. On June 28, 2001, NYMEX Exchange served an amended complaint on GlobalView. On or about July 24, 2001, GlobalView filed a motion to dismiss one cause of action in the amended complaint. The Second Amended Complaint was served on or about November 26, 2001. GlobalView served its answer to the Second Amended Complaint and Counterclaims on about February 14, 2002. GlobalView asserted two additional counterclaims for tortious interference each seeking an additional $9,000,000 in damages. On March 14, 2002, the Exchange served its reply to the counterclaims. On January 13, 2003, the parties participated in court-ordered mediation. The case is ongoing.

     New York Mercantile Exchange v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. ("ICE"). The amended complaint alleges claims for (a) copyright infringement by ICE arising out of ICE's uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE, and (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of
     Section 2 of the Sherman Act, 15 U.S.C. sec. 2, for NYMEX Exchange's allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (2) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange's Settlement Prices which are allegedly an "essential facility"; (4) a claim for purported violation of Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
     declaratory relief. NYMEX Exchange's response to the counterclaims was served on February 26, 2003. NYMEX Exchange believes that the counterclaims' allegations of violations of the antitrust laws, and the allegations of false advertising under the Lanham Act have no merit, and the Exchange will vigorously defend itself against the counterclaims.

     The Company occupies premises under leases, including a land lease, with various lessors which expire in 2003 through 2069. For the years ended December 31, 2002, 2001 and 2000, rental expense for the premises amounted to $3,777,242, $2,021,245 and $2,019,950, respectively. At December 31, 2002, the Company was obligated for future minimum rental payments for office and equipment leases required under the non-cancelable terms of various leases as follows:

                                                              (IN THOUSANDS)
2003........................................................     $ 4,386
2004........................................................       3,498
2005........................................................       2,894
2006........................................................       2,802
2007........................................................       2,574
2008 and thereafter.........................................      11,373
                                                                 -------
          Total.............................................     $27,527
                                                                 =======

     The Company leases space to tenants in its headquarters. Rents earned from these leases were $3,966,614, $4,331,836 and $3,385,882 during 2002, 2001 and
2000, respectively.

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

     In 1994, the Company entered into a Letter of Intent with Battery Park City Authority ("BPCA"), the New York City Economic Development Corporation ("EDC"), and the Empire State Development Corporation ("ESDC," formerly called the New York State Urban Development Corporation) to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. The Company is liable for liquidated damages on a declining scale, with an initial maximum of up to $75 million, if it violates terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy, July 7, 1997.

     In May 1995, the Company signed a ground lease (expiring June 2069) with BPCA for the site where it constructed its headquarters and trading facility. The lease establishes payments in lieu of taxes ("PILOTs") due to New York City, as follows: for the trading portion of the facility, PILOTs are entirely abated for the first 20 years after occupancy; for the office portion of the facility, PILOTs are entirely abated for one year after occupancy, at a percentage of assessment (ranging from 25% to 92.5%) for the next 10 years and, thereafter, at an amount equal to assessment. Sub-let space is not eligible for abatements.

     In 2002, the Company entered into an agreement and received a $5 million grant from Empire State Development Corp. This agreement requires the company to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, over time.

     The Company and the Board of Trade of the City of New York, Inc. ("NYBOT") entered into a lease that became effective on November 20, 2002. This lease provides that NYBOT will lease 13,170 square feet on the COMEX Division Trading Floor and 45,006 square feet of office space for a ten-year term. The rent commencement date for the trading floor space is the earlier of occupancy or July 1, 2003. The rent commencement date for the office space is the earlier of occupancy or May 20, 2003.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

15.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The inherent nature of the Company's business frequently gives rise to related party transactions. The majority of the Company's shareholders, including several members of the board of directors, frequently do business with the Exchange. The board establishes fees and usage charges and also determines the extent of any member rebate program.

     The following are descriptions of material transactions involving the Company and its directors:

     Several of the Company's directors serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company's clearing house in connection with services the Company provides. The Company believes that the services provided to these clearing firms are on terms no more favorable to those firms than terms given to unaffiliated persons.

     Pioneer Futures, Inc. ("Pioneer"), of which the Chairman of the Board of the Company is the sole shareholder, is one of the largest clearing members with whom the Company does business. For the year ended December 31, 2002, a total of $10,164,506 in revenue was derived from Pioneer from clearing and transaction fees, rental income, and various other floor fees. This amount represents 5% of the Company's total consolidated revenue.

     As of December 31, 2002, Pioneer leases from NYMEX Exchange approximately 17,693 square feet of space at the Company's headquarters. Pioneer currently has five (5) leases, the aggregate amount of rent collected from Pioneer during 2002 was $1,457,744. As of August 1, 2002, Pioneer surrendered its rights to the following lease: 18,893 square feet expiring on June 30, 2005.

     Sterling Commodities Corp. ("Sterling"), of which a director of the Company, is the President, currently leases from NYMEX Exchange approximately 6,253 square feet of space at the One North End Avenue facility. The lease expires on November 30, 2007. The current annual rent for this space is $237,614. The aggregate amount of rent collected from Sterling during 2002 was $237,291. The clearing revenues earned from Sterling were $1,661,832. The director's father is Chief Executive Officer and 100% owner of Sterling.

     Genesis 10, of which a public director of the Company is the founder and Chief Executive Officer, is an information technology-consulting firm. This director owns 90% of the equity interest of Genesis 10. The Company had a written contractual relationship with Genesis 10 pursuant to which Genesis 10 provided the services of one technology development consultant, who was hired by the Company in 2002. The Company paid approximately $173,396 to Genesis 10 for services rendered in 2002, including a fee paid to hire this consultant.

     Marketable Securities

     The Company had invested $11.9 million and $10.4 million at December 31, 2002 and 2001, respectively, in fixed income securities with a major securities firm, a senior investment officer of which is also a director of the Company.

     Seat Financing Program

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to this program, the member remains primarily liable for the loan that is used to purchase an interest in NYMEX exchange. The Company's guarantee is limited to the lesser of $500,000 or 50% of the purchase price of the membership interest, and the Company has the right to liquidate the interest if the member defaults on the loan. Under the program, the Company may issue guarantees totaling, in the aggregate, up to $11 million. As of December 31, 2002, one director had a loan balance relating to this program of $133,000.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

16.  DISASTER RECOVERY

     On September 11, 2001, terrorists attacked the World Trade Center which caused the closure of the Company's trading facility for four business days and limited trading hours through the end of the year and into 2002. The Company received an insurance recovery of $17.25 million for losses resulting from the terrorist attacks, of which $8.6 million were reimbursements for additional operating costs, and the remaining $8.65 million was for recovery of business interruption insurance as a result of limited trading hours and was recorded in other income in the consolidated statement of operations.

17.  PARENT COMPANY ONLY INFORMATION

     NYMEX Holdings, Inc., the registrant, has two assets, its investments in its wholly owned subsidiaries, New York Mercantile Exchange, Inc, or NYMEX, and Tradingear Acquisition LLC totalling $101.5 million at December 31, 2002. The registrant has only one liability, dividends payable to shareholders in the amount of $5 million. (See Note 1). Net income from these investments on the equity basis of accounting amounted to $12.3 million for the year ended December 31, 2002. Other than the dividends payable to shareholders, the registrant has no liabilities, material contingencies or guarantees. During 2002 the registrant received no cash dividends from the New York Mercantile Exchange.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     (In thousands, except per share data)

                                                                       2002
                                                  -----------------------------------------------
                                                   FIRST       SECOND       THIRD        FOURTH
                                                  QUARTER     QUARTER      QUARTER      QUARTER
                                                  --------   ----------   ----------   ----------
Quarter Ended
------------------------------------------------
Trading Volumes
NYMEX Division..................................    27,797       30,234       28,875       29,232
COMEX Division..................................     4,063        4,773        4,318        4,398
Summarized financial data
Net revenues....................................  $ 42,689   $   47,238   $   45,338   $   53,939
Income (loss) from operations...................     8,975       10,496        9,088       (1,757)
Provision (benefit) for income taxes............     3,955        5,032        4,427         (652)
Net income (loss)...............................     3,955        5,626        4,829       (2,111)
Net income (loss) per common share..............     4,847        6,895        5,918       (2,588)
Dividends paid per common share.................        --           --           --           --
Common stock prices
  High..........................................  $900,000   $1,050,000   $1,100,000   $1,300,000
  Low...........................................  $825,000   $  920,000   $1,000,000   $1,000,000

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                                                                       2001
                                                  -----------------------------------------------
                                                   FIRST       SECOND       THIRD        FOURTH
                                                  QUARTER     QUARTER      QUARTER      QUARTER
                                                  --------   ----------   ----------   ----------
Quarter Ended
---------------
Trading Volumes
NYMEX Division..................................    20,549       23,717       20,967       23,024
COMEX Division..................................     4,043        4,186        3,158        3,381
Summarized financial data
Net revenues....................................  $ 33,605   $   35,806   $   34,546   $   40,324
(Loss) income from operations...................    (1,082)      (1,165)       2,638        4,090
(Benefit) provision for income taxes............      (456)        (778)         985        1,031
Net (loss) income...............................      (829)      (1,132)       1,130        1,511
Net (loss) income per common share..............    (1,016)      (1,387)       1,385        1,851
Dividends paid per common share.................        --           --           --           --
Common stock prices
  High..........................................  $735,000   $  735,000   $  750,000   $  825,000
  Low...........................................  $710,000   $  685,000   $  750,000   $  750,000

                                    ********

CERTIFICATIONS

I, Vincent Viola, certify that:

     1. I have reviewed this annual report on Form 10-K of NYMEX Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Vincent Viola
Date: March 5, 2003                       _________________________________
                                          Name:   Vincent Viola
                                                  Title:  Chairman

I, Lewis A. Raibley, III, certify that:

     1. I have reviewed this annual report on Form 10-K of NYMEX Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003                 /s/ Lewis A. Raibley, III
                                    _________________________________
                                    Name:   Lewis A. Raibley, III
                                    Title:  Chief Financial Officer