Form 10-Q
period 2003-03-31
NYMEX HOLDINGS INC
filed 2003-05-15
CIK 1105018

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of May 15, 2003, 816 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                              ------
                           PART I: FINANCIAL INFORMATION
ITEM 1.       Financial Statements........................................         2
                Unaudited Condensed Consolidated Statements of Income And
                   Retained Earnings for the Three Months Ended March 31,
                   2003 and March 31, 2002................................         2
                Unaudited Condensed Consolidated Balance Sheets at March
                   31, 2003 and December 31, 2002.........................         3
                Unaudited Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2003 and March 31,
                   2002...................................................         4
                Notes to Unaudited Condensed Consolidated Financial
                   Statements for the Three Months Ended March 31, 2003
                   and March 31, 2002.....................................         5
ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................        11
ITEM 3.       Quantitative and Qualitative Disclosures About Market
              Risk........................................................        19
ITEM 4.       Controls and Procedures.....................................        20

                             PART II: OTHER INFORMATION
ITEM 1.       Legal Proceedings...........................................        22
ITEM 2.       Changes in Securities and Use of Proceeds...................        22
ITEM 3.       Defaults Upon Senior Securities.............................        22
ITEM 4.       Submission of Matters to a Vote of Security Holders.........        22
ITEM 5.       Other Information...........................................        22
ITEM 6.       Exhibits and Reports on Form 8-K............................        22
              Signatures..................................................        23

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                2003       2002
                                                              --------   --------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee
     rebates................................................  $ 39,391   $ 32,931
  Market data fees..........................................     8,394      8,312
  Other, net of rebates.....................................     1,840      1,446
                                                              --------   --------
          Total operating revenues..........................    49,625     42,689
                                                              --------   --------
OPERATING EXPENSES:
  Salaries and employee benefits............................    12,894     11,372
  Occupancy and equipment...................................     7,038      5,847
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................     4,717      4,416
  General and administrative................................     4,048      3,302
  Professional services.....................................     4,010      3,795
  Telecommunications........................................     1,332      2,486
  Loss on disposition of property and equipment.............       940        677
  Marketing and other.......................................     2,482      1,819
                                                              --------   --------
          Total operating expenses..........................    37,461     33,714
                                                              --------   --------
INCOME FROM OPERATIONS......................................    12,164      8,975
OTHER INCOME (EXPENSES):
  Investment income, net....................................       686        809
  Interest expense..........................................    (1,822)    (1,874)
                                                              --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    11,028      7,910
PROVISION FOR INCOME TAXES..................................     5,273      3,955
                                                              --------   --------
NET INCOME..................................................     5,755      3,955
Retained earnings, beginning of period......................     8,223        924
                                                              --------   --------
Retained earnings, end of period............................  $ 13,978   $  4,879
                                                              ========   ========
Basic and diluted net income per share (based on 816
  shares)...................................................  $  7,053   $  4,847
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2003          2002
                                                              ---------   ------------
                                        ASSETS
Cash and cash equivalents...................................  $  2,988      $  1,014
Securities purchased under agreements to resell.............    48,378        40,760
Marketable securities, at market (cost of $66,225 at March
  31, 2003 and $65,285 at December 31, 2002)................    67,503        66,976
Clearing and transaction fees receivable, net...............    15,864        13,884
Segregated and guaranty funds...............................   137,634        75,327
Other current assets........................................    13,589        14,748
                                                              --------      --------
       Total current assets.................................   285,956       212,709
Property and equipment, net.................................   219,290       223,878
Other assets................................................    29,427        26,168
                                                              --------      --------
TOTAL ASSETS................................................  $534,673      $462,755
                                                              ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................  $ 16,200      $ 16,036
Income taxes payable........................................    13,740         4,335
Accrued interest payable....................................     3,629         1,815
Segregated and guaranty funds...............................   137,634        75,327
Other current liabilities...................................    18,562        22,184
                                                              --------      --------
     Total current liabilities..............................   189,765       119,697
Notes payable...............................................    91,551        91,551
Deferred credit -- grant for building construction..........   114,209       114,745
Deferred income taxes.......................................     5,833         9,622
Other non-current liabilities...............................    14,892        14,567
Subordinated commitment -- COMEX members' retention
  program...................................................    11,133        11,038
                                                              --------      --------
          Total liabilities.................................   427,383       361,220
                                                              --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --            --
Additional paid-in capital..................................    93,312        93,312
Retained earnings...........................................    13,978         8,223
                                                              --------      --------
          Total stockholders' equity........................   107,290       101,535
                                                              --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $534,673      $462,755
                                                              ========      ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  5,755   $  3,955
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........     4,717      4,416
     Deferred income taxes..................................    (4,140)     1,852
     Loss on disposition of property and equipment..........       940        677
     Increase in:
       Segregated and guaranty fund assets..................   (62,307)   (18,390)
       Income taxes payable.................................     9,405      2,404
       Segregated and guaranty fund liabilities.............    62,307     18,390
       Increase in other current liabilities................     1,378      1,169
     Net changes in other operating assets and
      liabilities...........................................     1,401    (10,198)
                                                              --------   --------
       Net cash provided by operating activities............    19,456      4,275
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in securities purchased under agreements to
     resell.................................................    (7,618)    (4,000)
  Capital expenditures......................................    (1,605)    (2,053)
  (Increase) decrease in other assets.......................    (3,259)        87
                                                              --------   --------
       Net cash used in investing activities................   (12,482)    (5,966)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................    (5,000)        --
                                                              --------   --------
       Cash used in financing activities....................    (5,000)        --
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,974     (1,691)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     1,014      5,680
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  2,988   $  3,989
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

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

     NATURE OF BUSINESS -- The Company exists principally to provide facilities for buying and selling energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open-outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter ("OTC") market. These services facilitate price discovery, hedging, and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Exchange clearinghouse acts as the counter-party to every trade. Trading and clearing on the Exchange is regulated by the Commodity Futures Trading Commission. To manage risk of financial nonperformance, the Exchange requires members to post margin. (See Note 5.)

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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the dates and interim periods covered. Interim period operating results may not be indicative of the operating results for a full year. This information should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2002 and 2001 and for each year in the three-year period ended December 31, 2002.

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

     Certain reclassifications have been made to the prior year amounts to conform to the current presentation. All inter-company balances and transactions have been eliminated in consolidation.

     For a summary of significant accounting policies and additional information, see note 1 to the audited December 31, 2002 financial statements, which were filed with the SEC in the Company's Form 10-K on March 6, 2003.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 145, which recinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirement ("SFAS 145"). SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 64, the criteria in Accounting Principles Board ("APB") No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 became effective for the Company as of January 1, 2003. The adoption of SFAS No. 145 had no impact on the Company's consolidated results of operations, financial position, or cash flows.

     The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activity, effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity covered by SFAS No.
144. Those costs include, but are not limited to, the following: (1) termination benefits under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities to relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No.
143. The adoption of SFAS No. 146 had no impact on the Company's consolidated results of operations, financial position or cash flows.

     The Company adopted Financial Accounting Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, effective January 1, 2003. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no impact on the Company's condensed consolidated results of operations, financial position or cash flows. (See Note 7.)

3.  COLLATERALIZATION

     At March 31, 2003 and December 31, 2002, the Company accepted collateral in the form of United States Treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements with, and are held in custody by, the Company's banks. The fair value of such collateral at March 31, 2003 and December 31, 2002 was approximately $48.4 million and $40.8 million, respectively.

4.  REVENUE REBATE AND FEE REDUCTION PROGRAM

     The Company has a fee rebate program, which substantially reduces clearing fees for the NYMEX Division members. Rebates under this program totaled $4.7 million and $1.0 million for the three months ended March 31, 2003 and March 31, 2002, respectively. Clearing and transaction fees are presented in the unaudited condensed consolidated statements, net of these rebates.

     The Company has several incentive programs for members for the purpose of reducing various operating costs. These incentive programs totaled $443,558 and $470,933 for the three months ended March 31, 2003

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
and March 31, 2002, respectively. Other revenues are presented in the unaudited condensed consolidated statements, net of fee reductions related to these programs.

5.  SEGREGATED AND GUARANTY FUNDS

     The Company is required under the Commodity Exchange Act to segregate cash and securities that are deposited as margin by clearing members at banks approved by the Company for house and customer accounts. These deposits are used by members to meet their obligations to the Company, for margin requirements, on both open futures and options positions, as well as delivery obligations.

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, depending upon such clearing member firm's reported regulatory capital, in a fund known as a "Guaranty Fund". Separate and distinct Guaranty Funds, held by the Company, are maintained for the NYMEX and COMEX Divisions. These funds may be used, by the respective divisions, for any loss sustained by the Company as a result of the failure of a clearing member firm to discharge its obligations.

     The Company is entitled to earn interest on certain cash balances. Only those balances, which earn interest that the Company is entitled to retain, are included in the accompanying consolidated condensed financial statements. At March 31, 2003 and December 31, 2002 a total of $8.1 billion and $5.2 billion was held in segregated and guaranty funds, respectively. The following table below reflects segregated and guaranty fund balances held by the Company on behalf of clearing members at March 31, 2003 and December 31, 2002, respectively.

  MARCH 31, 2003

                                                            (IN THOUSANDS)
                                              CASH AND    MONEY MARKET FUNDS,
                                               RESALE      U.S. TREASURIES &
                                             AGREEMENTS    LETTERS OF CREDIT      TOTAL
                                             ----------   -------------------   ----------
Segregated Funds:
  NYMEX....................................   $125,118        $6,736,764        $6,861,882
  COMEX....................................     11,595         1,073,625         1,085,220
Guaranty Funds:
  NYMEX....................................        105            75,116            75,221
  COMEX....................................        816            71,010            71,826
                                              --------        ----------        ----------
Total......................................   $137,634        $7,956,515        $8,094,149
                                              ========        ==========        ==========

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

  DECEMBER 31, 2002

                                                            (IN THOUSANDS)
                                              CASH AND    MONEY MARKET FUNDS,
                                               RESALE      U.S. TREASURIES &
                                             AGREEMENTS   LETTERS OF CREDITS      TOTAL
                                             ----------   -------------------   ----------
Segregated Funds:
  NYMEX....................................   $66,275         $3,958,906        $4,025,181
  COMEX....................................     8,030            998,460         1,006,490
Guaranty Funds:
  NYMEX....................................       105             79,721            79,826
  COMEX....................................       917             74,437            75,354
                                              -------         ----------        ----------
Total......................................   $75,327         $5,111,524        $5,186,851
                                              =======         ==========        ==========

6.  SEGMENT REPORTING

     The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing.

     Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts which are traded on the trading floor of the Exchange. Electronic Trading and Clearing consists of trades which are executed and/or cleared through the NYMEX ACCESS(R), NYMEX Clearport(SM) Trading and NYMEX Clearport(SM) Clearing systems.

     Financial information relating to these business segments is set forth below:

                                                                ELECTRONIC TRADING
                                                  OPEN OUTCRY      AND CLEARING       TOTAL
($ IN THOUSANDS)                                  -----------   ------------------   -------
Three Months Ended March 31, 2003:
  Operating Revenues............................    $43,758           $5,867         $49,625
  Operating expenses............................     35,931            1,530          37,461
  Operating income..............................      7,827            4,337          12,164
  Investment income, net........................        686               --             686
  Interest expense..............................      1,822               --           1,822
  Depreciation and amortization, net............      4,189              528           4,717
  Income tax expense............................      3,209            2,064           5,273
  Net income....................................    $ 3,482           $2,273         $ 5,755
Three Months ended March 31, 2002
  Operating Revenues............................    $38,955           $3,734         $42,689
  Operating expenses............................     30,086            3,628          33,714
  Operating income..............................      8,869              106           8,975
  Investment income, net........................        809               --             809
  Interest expense..............................      1,874               --           1,874
  Depreciation and amortization, net............      2,994            1,422           4,416
  Income tax expense............................      3,902               53           3,955
  Net income....................................    $ 3,902           $   53         $ 3,955

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of March 31, 2003. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action is pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This is an ethnic discrimination case, in which the plaintiff alleges that throughout his employment with NYMEX Exchange he was subjected to a hostile work environment and discrimination regarding his ethnic origin. Plaintiff seeks an unspecified amount of compensatory and punitive damages. The plaintiff filed a Note of Issue on or about September 27, 2002.

     New York Mercantile Exchange v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. ("ICE"). NYMEX Exchange alleges claims for
     (a) copyright infringement by ICE arising out of ICE's uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE,
     (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE makes five counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including those relating to monopolistic behavior based upon access to NYMEX Exchange settlement prices, restraint of trade and tying of trade execution and clearing services. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange's response to the counterclaims was served on February 26, 2003. On March 31, 2003, NYMEX's motion to dismiss the counterclaims was submitted to the Court.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

  Financial Guarantees

     The Company adopted FIN 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees related to its seat-financing program as discussed below.

     The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and option transaction cleared. Specifically, through its clearinghouses, the Exchange maintains a system of guarantees for performance of obligations owed to buyers and sellers. As such, in the case of a customer or clearing member financial default, to the extent that funds are not otherwise available to the Exchange to satisfy the obligations under the applicable contract, the Exchange may perform the financial obligations. As of March 31, 2003, there were no clearing members in default.

     The Company has provided financial guarantees and pledged collateral with one of its banks relating to a membership seat-financing program. Under this program, members may borrow up to a specified percentage of the purchase price of their seats. The Company guarantees all loans under this program and must hold collateral, in the form of pledged securities, at the bank in an amount equal to 118% of the outstanding loan balances. As of March 31, 2003 and December 31, 2002 the amounts of outstanding guarantees under this program were $4.3 million and $5.0 million, respectively.

     There were no events of default during the first quarter of 2003 in either arrangement in which a liability should be recognized in accordance with FIN 45. As such, the adoption of this pronouncement had no impact on the Company's condensed consolidated results of operations, financial position, or cash flows, during the first quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

Introduction

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the three months ended March 31, 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

Forward Looking and Cautionary Statements and Factors That May Affect Future Results

     Certain information in this report (other than historical data and information) constitutes forward-looking statements regarding events and trends that may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. These statements are based on current expectations. Assumptions are inherently uncertain and are subject to risks that should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic, political and industry conditions in various markets in which the Company's contracts are traded, increased competitive activity, fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts, the ability to control costs and expenses, changes to legislation or regulations, protection and validity of our intellectual property rights and rights licensed from others, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company assumes no obligation to update publicly any forward-looking statements.

Business Overview

     NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange that was established in 1872. The two principal operating subsidiaries of NYMEX Holdings are the New York Mercantile Exchange, Inc. ("NYMEX Exchange" or "NYMEX Division") and the Commodity Exchange, Inc. ("COMEX" or "COMEX Division"), which is organized as a wholly-owned subsidiary of NYMEX Division. Where appropriate, each NYMEX Exchange operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company."

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

     The Company's NYMEX Division provides a marketplace for trading energy futures and options. Its COMEX Division provides a marketplace for trading precious and base metals futures and options. The NYMEX Division's principal markets include crude oil, natural gas, heating oil and unleaded gasoline products. The COMEX Division's principal markets include gold, silver and high grade copper products. The Company provides the physical facilities for an open-outcry auction market. The open outcry market operates during regular business hours, and trading activities in this market are, for purposes of this management discussion, referred to as floor trading. Through its NYMEX ACCESS(R) and NYMEX ClearPort(SM) Trading technology, the Company provides market participants the ability to conduct after-hours and electronic trading for floor-based products as well as 23 hours per day trading for additional products. The Company provides clearing services for all trades executed through its floor trading and electronic trading venues. Additionally, the Company's NYMEX ClearPort(SM) Clearing Services allows bilateral trades negotiated in the over-the-counter markets to be transferred to the Company as futures contracts for clearing.

     Market data information relating to contracts on the Company's exchanges is disseminated through to vendors then redistributed to market participants and others. The level of market data fees correlates to the number of vendors and end users receiving data. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers accessing the Company's market data.

MARKET CONDITIONS

     In the first quarter of 2003, total futures and options trading volume on the Company's exchange increased 21% from the first quarter 2002. Futures contract volume increased 19% and options volume increased 9%.

Energy Markets -- NYMEX Division

     In the first quarter of 2003, total futures and options trading volume for the NYMEX Division increased 12% to 31.3 million contracts as compared with the first quarter 2002. The increases were primarily driven by uncertainties arising out of political tensions in oil producing countries. Additional uncertainty was caused by an unusually cold winter in the Northeast United States. The contraction of available credit and market participants in the energy merchant sector caused Natural Gas volume to significantly decline in the first quarter of 2003. The following table sets forth trading volumes for the Company's major energy futures and options products.

                                                                                                            PERCENTAGE CHANGE
                                           1Q03                                  1Q02                   -------------------------
                             FUTURES      OPTIONS      TOTAL       FUTURES      OPTIONS      TOTAL      FUTURES   OPTIONS   TOTAL
                            ----------   ---------   ----------   ----------   ---------   ----------   -------   -------   -----
Light Sweet Crude Oil.....  12,742,776   3,624,131   16,366,907   10,421,844   2,864,824   13,286,668      22%       27%      23%
Henry Hub Natural Gas.....   5,405,897   2,323,666    7,729,563    5,992,718   2,936,193    8,928,911     -10%      -21%     -13%
Heating Oil...............   3,465,016     207,397    3,672,413    2,694,809     140,240    2,835,049      29%       48%      30%
New York Unleaded
  Gasoline................   3,033,704     234,180    3,267,884    2,482,407     199,032    2,681,439      22%       18%      22%

Metals Markets -- COMEX Division

     In the first quarter of 2003, total futures and options trading volume for the COMEX Division increased 46%. COMEX volume increases were driven primarily out of geopolitical uncertainty. Foremost among these was the Iraqi conflict. In addition, weakness of the U.S. Dollar contributed to hedging activity.

     The following table sets forth trading volumes for the Company's major metals futures and options products.

                                                                                                      PERCENTAGE CHANGE
                                           1Q03                              1Q02                 -------------------------
                               FUTURES    OPTIONS     TOTAL      FUTURES    OPTIONS     TOTAL     FUTURES   OPTIONS   TOTAL
                              ---------   -------   ---------   ---------   -------   ---------   -------   -------   -----
Gold........................  3,255,376   833,348   4,088,724   2,064,431   492,890   2,557,321     58%        69%     60%
Silver......................    917,517   128,446   1,045,963     700,964   168,645     869,609     31%       -24%     20%
High Grade Copper...........    752,033     7,161     759,194     616,049     7,250     623,299     22%        -1%     22%

Results of Operations

     In the first quarter of 2003, the Company reported net income of $5.8 million, compared to net income of $3.9 million the same period a year ago. Basic and diluted earnings per share were $7,053 in the first quarter of 2003 and $4,847 in 2002.

     Revenues

     The Company's principal sources of revenues are clearing and transaction fees derived from trades executed on its exchanges and market data fees from the dissemination of the Company's futures and options contract price information. Total operating revenues for the first quarter of 2003 of $49.6 million were 16% higher than the first quarter of 2002 due primarily to higher clearing and transaction fees.

     Clearing and transaction fees are primarily dependent upon the volume of trading activity conducted on the Company's exchanges and cleared by the Company's clearinghouse. Clearing and transaction fees increased 20% in the first quarter of 2003, due primarily to a 21% increase in the number of futures and options contracts executed through the Company's floor trading and electronic trading venues, and revenues from the over-the-counter transactions cleared through NYMEX ClearPort(SM) Clearing Services. Average clearing and transaction fee revenue per contract was $1.02 in the first quarter of 2003 compared to $1.03 in the first quarter of 2002. The Company charges higher fees for electronic trading than for floor trading and provides liquidity incentives to members by rebating a portion of member clearing transaction fees. During the first quarter of 2003, the Company increased the level of member fee rebates. This increase offset the growth in average revenue per contract that resulted from higher levels of electronic trading.

     Market Data

     Market data revenues were $8.4 million in the first quarter of 2003 compared to $8.3 million in the first quarter of 2002. Market data revenues consist primarily of fees charged to market data subscribers for the use of the Company's futures and options contract information. These fees are charged on a per-subscriber basis and fluctuate as the number of subscribers change. During the first quarter of 2003, an increase in market data revenue related to audit recovery was partially offset by a decline in subscriber fees related to a decrease in the number of market data subscribers.

     Other Revenues

     Other revenues increased 27% in the first quarter of 2003 due primarily to increased rental income. During the first quarter of 2003, the Company began recording rental income from the New York Board of Trade ("NYBOT"). The Company and NYBOT signed a lease that became effective in 2002. Under the terms of the lease, which expires in 2013, NYBOT leases from the Company certain office and trading floor space at the Company's headquarters and data center. As the full terms of the lease become effective, the Company expects the rental income from this lease to increase revenues in 2003.

      Operating Expenses

     Total operating expenses of $37.5 million for the first quarter of 2003 were 11% higher than the first quarter of 2002.

     Salaries and employee benefits for the first quarter of 2003 increased by 13% from the first quarter of 2002. Increased employment levels and higher health insurance premiums were partially offset by lower severance-related costs.

     Occupancy and equipment expenses increased 20% for the first quarter 2003 due primarily to higher rent expense for the Company's business recovery site.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, increased by 7% in the first quarter of 2003, due primarily to amortization of leasehold improvements at the Company's business recovery site, which was partially offset by lower amortization of capitalized software development costs. During 2002, in conjunction with the new electronic trading strategy, the Company wrote off capitalized computer software that management deemed to have no meaningful remaining useful life.

     Professional services increased by 6% in the first quarter of 2003, due primarily to the Company's involvement in certain ongoing litigation. Partially offsetting this increase was a decline in consulting expenses.

The Company incurred significant consulting fees in the first quarter of 2002 to support the continued development of a disaster recovery center.

     General and administrative expenses increased by 23% in the first quarter of 2003, due primarily to an increase in litigation-related expenses and higher insurance costs related to increases in property insurance premiums, which were driven by a weakened insurance market subsequent to the September 11, 2001, terrorist attacks.

     Telecommunications decreased 46% in the first quarter of 2003 due primarily to charges recorded in the first quarter of 2002 related to the termination of telecommunications services. These services supported direct customer connectivity to the NYMEX ACCESS(R) platform, which became internet-based and no longer required direct connectivity. An increase in data communications expense, related to the Company's new business recovery site, partially offset the reduction in telecommunication.

     Marketing and other expenses increased by 36% in the first quarter of 2003 due primarily to expanded member benefits and higher member benefit premium rates which became effective in the fourth quarter of 2002.

     Other Income

     Investment income, net of investment advisory fees, decreased 15%, in the first quarter of 2003, due primarily to net unrealized losses in the Company's fixed income portfolio. The Company's investment portfolio is invested principally in municipal bonds, the market value of which was unfavorably impacted by higher interest rates at the end of the quarter.

     Provision for Income Taxes

     The Company's effective tax rate was 47.8% and 50.0% in the first quarter of 2003 and 2002, respectively. The effective tax rate declined in 2003 due to the effect that permanent differences have on higher levels of pre-tax book income, as well as changes in estimates.

FINANCIAL CONDITION AND CASH FLOWS

Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. Capital expenditures were $1.6 million during the first quarter of 2003 primarily to develop and enhance its electronic trading system technology and other initiatives. Future cash flows will benefit from the occupancy of a major new tenant in the Company's headquarters building in the second quarter of this year. The Company had $118.9 million in cash, cash equivalents, reverse repurchase agreements and marketable securities at March 31, 2003. On April 14, 2003, the Exchange received a long-term AA+ and a short-term A-1+ counter-party credit ratings from Standard & Poor's Rating Services ("S&P").

     Cash Flow

                                                                AS OF       AS OF
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                      ($ IN THOUSANDS)                        ---------   ---------
Net cash provided by (used in)
  Operating activities......................................  $ 19,456     $ 4,275
  Investing activities......................................   (12,482)     (5,966)
  Financing activities......................................    (5,000)         --
                                                              --------     -------
Net increase (decrease) in cash and cash equivalents........  $  1,974     $(1,691)
                                                              ========     =======

     Net cash provided by operating activities was $19.5 million, driven by net income before non-cash depreciation expense, capital asset disposition losses and the provision for income taxes.

     Investing activities included the ongoing investment of operating cash flows in the Company's investment portfolio and the acquisition of certain assets of TradinGear.com ("TG"), a trading software development and licensing company. The primary asset purchased was TG's trade-matching engine, which the Company had been licensing from TG. The Company intends to use this software as the foundation for its electronic trading strategy, NYMEX ClearPort(SM) Trading. In January 2003, the Company distributed to its shareholders the $5 million dividend it had declared in December 2002.

     Working Capital

                                                                    (IN THOUSANDS)
                                                            ------------------------------
                                                            AT MARCH 31,   AT DECEMBER 31,
                                                                2003            2002
                                                            ------------   ---------------
Current assets............................................    $285,956        $212,709
Current liabilities.......................................     189,765         119,697
                                                              --------        --------
Working capital...........................................    $ 96,191        $ 93,012
                                                              ========        ========
Current ratio.............................................        1.51            1.78

     Current assets at March 31, 2003 increased by 34%, from year-end 2002 primarily as a result of the increase in securities purchased under agreements to resell, and increases in segregated and guaranty funds. Segregated and guaranty funds represent the cash component of clearing member deposits into the guarantee funds, which provide capital for the Company's clearing business, and the cash component of customer margin deposits held in custody by clearing members and posted with the Company's clearinghouse. The Company may invest this cash, subject to significant restrictions, for its own benefit and, therefore, reflects these funds as current income-producing assets with the equivalent offsetting liabilities to the respective clearing members.

     Current liabilities at March 31, 2003 increased by 59%, from year-end 2002, primarily due to the increases in segregated and guaranty funds and income taxes payable, partially offset by the $5 million dividend payment made in January.

     Future Cash Requirements

     As of March 31, 2003, the Company had long-term debt of $91.6 million and short-term debt of $2.8 million. This debt consisted of the following:

     - $25.4 million of 7.48% notes, of which $2.8 million is short term, with a remaining ten-year principal payout,

     - $54 million of 7.75% notes with an eleven-year principal payout beginning in 2011, and

     - $15 million of 7.84% notes with a five-year principal payout beginning in 2022.

     The Company would incur a redemption premium should it choose to pay off any debt series prior to its maturity. Management believes that in the current economic and interest rate environment, the economic benefit from refinancing at a lower rate would be offset by the redemption penalty incurred. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     In connection with its operating activities, the Company enters into certain contractual obligations. The Company's material contractual cash obligations include long-term debt, operating leases and other contracts.

     A summary of the Company's future cash payments associated with its contractual cash obligations outstanding as of March 31, 2003 as well as an estimate of the timing in which these commitments are expected to expire are set forth on the following table below, which is presented in thousands:

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                     LESS THAN                            AFTER
      CONTRACTUAL OBLIGATION          1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS     TOTAL
      ----------------------         ---------   ---------   ---------   --------   --------
Long-term debt Principal...........   $ 2,817     $ 5,634     $ 5,634    $ 80,281   $ 94,366
Debt interest......................     7,258      13,885      13,042      59,768     93,953
Operating leases...................     4,333       5,859       5,312      10,729     26,233
Other long-term obligations(1).....       732       1,853       2,401       6,879     11,865
                                      -------     -------     -------    --------   --------
Total..............................   $15,140     $27,231     $26,389    $157,657   $226,417
                                      =======     =======     =======    ========   ========

          (1) Subordinated commitment -- COMEX Members' Retention Program.

     The table above does not include the Company's financial guaranties under the "Seat Financing Program" since the Company has the right to liquidate the member's interests in case the member defaults on the loan.

     The Company and NYBOT entered into a lease that became effective on November 20, 2002. The rent commencement date for the trading floor space is the earlier of occupancy or July 1, 2003. The rent commencement date for the office space was March, 2003.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

  Clearing and Transaction Revenues

     The largest source of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated on the Company's exchanges. Clearing and transaction fees receivable are monies due the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Members' equity interests collateralize fees owed to the Company. At the end of March 31, 2003 and December 31, 2002, no clearing and transaction fees receivable balance was greater than the member's equity interests. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's equity interests in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits of $500,000 were recorded as a reductions of clearing and transaction fees receivable at March 31, 2003 and December 31, 2002, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

  Market Data Revenue

     The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. In accordance with industry practice, fees are remitted to the Exchange by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the last month reported. The Company conducts periodic audits of the information provided, and assesses, where appropriate based on audit findings, additional fees.

  Capitalization of Internally-Developed Software

     The costs incurred for the development of computer software are evaluated on a project-by-project basis and capitalized in accordance with Statement of Position 98-1. Projects are amortized over two to five year periods.

  Deferred Credits

     In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation and the Empire State Development Corporation formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility.

     In 2002, the Company entered into an agreement and received a $5 million grant from the Empire State Development Corporation This agreement requires the company to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, over time. The grant will be recognized in income ratably in accordance with a recapture schedule.

  Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 145, which recinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirement ("SFAS 145"). SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 64, the criteria in Accounting Principles Board ("APB") No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 became effective for the Company as of January 1, 2003. The adoption of SFAS No. 145 had no impact on the Company's consolidated results of operations, financial position, or cash flows.

     The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activity, effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity covered by SFAS No.
144. Those costs include, but are not limited to, the following: (1) termination benefits under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities to relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No.
143. The adoption of SFAS No. 146 had no impact on the Company's consolidated results of operations, financial position or cash flows.

     The Company adopted Financial Accounting Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, effective January 1, 2003. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no impact on the Company's consolidated results of operations, financial position or cash flows.

BUSINESS HIGHLIGHTS

     On April 14, 2003, the Exchange received a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor's Rating Services ("S&P"). S&P noted the Exchange's strong operating cash flow coverage, solid capital base, highly liquid balance sheet, and the role it plays as the largest physical commodity market in the world, based upon 133 million contracts traded in 2002.

     On March 18, 2003, the stockholders of NYMEX Holdings, elected eight (8) directors at the annual meeting. The following individuals were elected to the Company's board of directors and won with the following number of affirmative votes: Stephen Ardizzone (252), David Greenberg (321), John McNamara (440), Jesse Harte (325), Scott Hess (455), Joel Faber (496), John Conheeney (456), and
E. Bulkeley Griswold (427). The following directors' terms of office continued after the annual meeting: Vincent Viola, Mitchell Steinhause, Richard Schaeffer, Gary Rizzi, Eric Bolling, Madeline Boyd, Joseph Cicchetti, Melvyn Falis, Stephen Forman, Kenneth Garland, A. George Gero, Steven Karvellas, Harley Lippman, Michel Marks, Kevin McDonnell, Gordon Rutledge and Robert Steele.

     On April 29, 2003, a NYMEX Division seat sold for a record $1,350,000. Ownership of a seat on the NYMEX Division also represents a share of common stock in NYMEX Holdings, as well as a Class A membership on NYMEX Exchange.

  Electronic Trading and Trade Clearing -- NYMEX ClearPort(SM)

     In 2002, the Company developed the NYMEX ClearPort(SM) initiative, which is designed to provide an array of services beyond those provided by open outcry trading. There are two major components of this initiative at this time. NYMEX ClearPort(SM) Trading provides a trade execution system for certain energy futures products, which are based on commonly traded OTC instruments. The system was launched in January 2003. The Company anticipates that, assuming the system provides the anticipated reliability, flexibility and scalability, NYMEX ClearPort(SM) Trading will become the mechanism through which all electronic trading on the Exchange will be conducted. NYMEX ClearPort(SM) Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing for specified products. This includes clearing for the products that are part of the OTC clearing initiative launched in May 2002 as well as the interface used to submit Exchange of Futures for Physical ("EFP") and Exchange of Futures for Swaps ("EFS") transactions for energy futures traded as part of NYMEX ClearPort(SM) Trading and a limited number of NYMEX ACCESS(R) products.

     In January 2003, the Company through a wholly-owned subsidiary Tradingear Acquisition LLC, entered into an Asset Purchase Agreement with TradinGear.com ("TG") and its parent company TGFIN Holdings, Inc. to purchase certain of the assets of TG. The Company closed the transaction on March 31, 2003. The primary asset purchased was a trade-matching engine, which was being licensed from TG prior to the purchase. As part of this transaction, certain of TG's existing employees became employees of the Company. The Company believes that ownership of this proprietary trade matching software will provide it with strategic flexibility to pursue its own electronic trading strategy.

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

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                               AT MARCH 31, 2003

                                                                                   WEIGHTED
                                                                                    AVERAGE
YEAR                                                          PRINCIPAL AMOUNT   INTEREST RATE
----                                                          ----------------   -------------
ASSETS
MUNICIPAL BONDS
2003........................................................      $  1,847           3.89%
2004........................................................         2,160           5.55%
2005........................................................         3,902           4.99%
2006........................................................        10,039           4.23%
2007........................................................         9,699           4.52%
2008 and thereafter.........................................        34,289           4.62%
                                                                  --------
Total.......................................................      $ 61,936            N/A
Fair Value..................................................      $ 64,259            N/A
LIABILITIES
CORPORATE DEBT
2003........................................................      $  2,817           7.69%
2004........................................................         2,817           7.71%
2005........................................................         2,817           7.71%
2006........................................................         2,817           7.72%
2007........................................................         2,817           7.73%
2008 and thereafter.........................................        80,281           7.74%
                                                                  --------
Total.......................................................      $ 94,366            N/A
Fair Value..................................................      $122,549            N/A

  Interest Rate Risk

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company had net investment income of $686,000 and $5.7 million, respectively. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at March 31, 2003 and December 31, 2002 were $67.5 million and $67.0 million, respectively. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be $6.8 million for March 31, 2003 and $6.7 million for December 31, 2002, respectively. The Company also invests in U.S. government securities and reverse repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the condensed consolidated balance sheets.

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

  Credit Risk

     NYMEX's by-laws authorize its Board of Directors to fix the annual dues of NYMEX Members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX's Board of Directors may determine. The Company's Board of Directors may waive the payment of dues by all NYMEX Members or by individual Members as it determines. COMEX's By-Laws provide its Board of Directors with similar powers relating to dues, assessments and fees with respect to COMEX Members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain Merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX's Board of Directors to impose such fee is subject to the limitations.

     The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and to enforce compliance with rules pertaining to the trading, position sizes and financial condition of Members. As described herein, the Exchange has powers and procedures designed to backstop contract obligations in the event that a contract default occurs on the Exchange including authority to levy assessments on each of the NYMEX Clearing Members if, after a default by another NYMEX Clearing Member, there are insufficient funds available to cover a deficit. The maximum assessment on each NYMEX Clearing Member is the lesser of $15 million or 40% of such NYMEX Clearing Member's capital. The Board of Directors of COMEX Clearing Association, which serves as the Clearinghouse for COMEX, has substantially similar authority in the case of a default by a COMEX Clearing Member.

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

     Moreover, despite the risk mitigation techniques adopted by, and the other powers and procedures implemented by the Exchange, which are designed to, among other things, minimize the potential risks associated with the occurrence of contract defaults on the Exchange, there can be no assurance that these powers and procedures will prevent contract defaults or will otherwise function to preserve the liquidity of the Exchange. In the case of a contract default, to the extent that funds are not otherwise available to the Exchange or the Clearinghouse to satisfy the obligations under such contract, as a result of the clearinghouse's role as buyer to every seller and seller to every to buyer of futures and options contracts traded on the Exchange, the clearinghouse would be obligated to perform such obligations.

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

                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On May 7, 2003, NYMEX Exchange and GlobalView Software, Inc., entered into a complete settlement agreement in a previously disclosed litigation.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 18, 2003, the stockholders of NYMEX Holdings, elected eight (8) directors at the annual meeting. The following individuals were elected to the Company's board of directors and won with the following number of affirmative votes: Stephen Ardizzone (252), David Greenberg (321), John McNamara (440), Jesse Harte (325), Scott Hess (455), Joel Faber (496), John Conheeney (456), and
E. Bulkeley Griswold (427). The following directors' terms of office continued after the annual meeting: Vincent Viola, Mitchell Steinhause, Richard Schaeffer, Gary Rizzi, Eric Bolling, Madeline Boyd, Joseph Cicchetti, Melvyn Falis, Stephen Forman, Kenneth Garland, A. George Gero, Steven Karvellas, Harley Lippman, Michel Marks, Kevin McDonnell, Gordon Rutledge, and Robert Steele.

ITEM 5.     OTHER INFORMATION

     Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     10.14     Employment Agreement between NYMEX Holdings, Inc., and Samuel H.
Gaer.

     On March 6, 2003, NYMEX Holdings, Inc., filed a Form 8-K with the Securities and Exchange Commission disclosing that the annual report on Form 10-K for the year ended December 31, 2002 was accompanied by certifications of the Company's Chairman (i.e., its Principal Executive Officer) and its Chief Financial Officer, as required by 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. The certifications were in the form required by such Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of May, 2003.

                                          NYMEX HOLDINGS, INC.

                                          BY:   /s/ LEWIS A. RAIBLEY, III
                                            ------------------------------------
                                                Name: Lewis A. Raibley, III
                                             Title: Duly Authorized Officer and
                                                Principal Financial Officer
                                                 (Chief Financial Officer)

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

                                             /s/ VINCENT VIOLA
                                             -----------------------------------
                                             Name: Vincent Viola
                                             Title:  Chairman
Date: May 14, 2003

                                 CERTIFICATIONS

     I, Lewis A. Raibley, III, certify that:

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

                                             /s/ LEWIS A. RAIBLEY, III
                                             -----------------------------------
                                             Name: Lewis A. Raibley, III
                                             Title:  Chief Financial Officer
May 14, 2003