Form 10-Q
period 2003-06-30
NYMEX HOLDINGS INC
filed 2003-08-14
CIK 1105018

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     As of August 14, 2003, 816 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                              ------
                           PART I: FINANCIAL INFORMATION
ITEM 1.       Financial Statements........................................         2
                Unaudited Condensed Consolidated Statements of Operations
                   and Retained Earnings for the Three Months and Six
                   Months Ended June 30, 2003 and June 30, 2002...........         2
                Unaudited Condensed Consolidated Balance Sheets at June
                   30, 2003 and December 31, 2002.........................         3
                Unaudited Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30, 2003 and June 30,
                   2002...................................................         4
                Notes to Unaudited Condensed Consolidated Financial
                   Statements for the Three and Six Months Ended June 30,
                   2003 and June 30, 2002.................................         5
ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................        11
ITEM 3.       Quantitative and Qualitative Disclosures About Market
              Risk........................................................        19
ITEM 4.       Controls and Procedures.....................................        21
                             PART II: OTHER INFORMATION
ITEM 1.       Legal Proceedings...........................................        23
ITEM 2.       Changes in Securities and Use of Proceeds...................        23
ITEM 3.       Defaults Upon Senior Securities.............................        23
ITEM 4.       Submission of Matters to a Vote of Security Holders.........        23
ITEM 5.       Other Information...........................................        23
ITEM 6.       Exhibits and Reports on Form 8-K............................        23
              Signatures..................................................        24

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2003       2002      2003      2002
                                                         --------   --------   -------   -------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee
     rebates...........................................  $29,365    $37,536    $68,755   $70,467
  Market data fees.....................................    7,926      8,132     16,320    16,444
  Other, net of rebates................................    3,302      1,570      5,143     3,016
                                                         -------    -------    -------   -------
          Total operating revenues.....................   40,593     47,238     90,218    89,927
                                                         -------    -------    -------   -------
OPERATING EXPENSES:
  Salaries and employee benefits.......................   12,700     10,488     25,595    21,860
  Occupancy and equipment..............................    6,864      6,086     13,901    11,932
  General and administrative...........................    6,354      3,490     10,398     6,788
  Professional services................................    5,502      4,525      9,511     8,319
  Depreciation and amortization of property and
     equipment, net of deferred credit amortization....    4,743      5,480      9,465     9,900
  Telecommunications...................................    1,318      3,333      2,650     5,819
  Loss on disposition of property and equipment, and
     impairment of capitalized software................       37        920        977     1,597
  Marketing and other..................................    3,242      2,420      5,724     4,240
                                                         -------    -------    -------   -------
          Total operating expenses.....................   40,760     36,742     78,221    70,455
                                                         -------    -------    -------   -------
(LOSS) INCOME FROM OPERATIONS..........................     (167)    10,496     11,997    19,472
OTHER INCOME (EXPENSES):
  Investment income, net...............................    2,064      2,037      2,750     2,846
  Interest expense.....................................   (1,823)    (1,875)    (3,645)   (3,750)
                                                         -------    -------    -------   -------
INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES.....       74     10,658     11,102    18,568
(BENEFIT) PROVISION FOR INCOME TAXES...................     (103)     5,032      5,170     8,987
                                                         -------    -------    -------   -------
NET INCOME.............................................      177      5,626      5,932     9,581
Retained earnings, beginning of period.................   13,978      4,879      8,223       924
                                                         -------    -------    -------   -------
Retained earnings, end of period.......................  $14,155    $10,505    $14,155   $10,505
                                                         =======    =======    =======   =======
Net income per share (based on 816 shares).............  $   217    $ 6,895    $ 7,270   $11,741
                                                         =======    =======    =======   =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                       ASSETS
Cash and cash equivalents...................................  $    768     $  1,014
Securities purchased under agreements to resell.............    44,683       40,760
Marketable securities, at market (cost of $65,794 at June
  30, 2003 and $65,285 at December 31, 2002)................    68,116       66,976
Clearing and transaction fees receivable, net...............    11,187       13,884
Clearing deposits and guaranty funds........................    69,815       75,327
Other current assets........................................    18,402       14,748
                                                              --------     --------
       Total current assets.................................   212,971      212,709
Property and equipment, net.................................   218,881      223,878
Other assets................................................    29,989       26,168
                                                              --------     --------
TOTAL ASSETS................................................  $461,841     $462,755
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................  $ 15,085     $ 16,036
Accrued salaries and related liabilities....................     8,500        5,610
Income taxes payable........................................     9,188        4,335
Clearing deposits and guaranty funds........................    69,815       75,327
Other current liabilities...................................    14,814       18,389
                                                              --------     --------
     Total current liabilities..............................   117,402      119,697
Notes payable...............................................    91,551       91,551
Deferred credit -- grant for building construction..........   113,673      114,745
Deferred income taxes.......................................     5,474        9,622
Subordinated commitment -- COMEX members' retention
  program...................................................    11,440       11,038
Other non-current liabilities...............................    14,834       14,567
                                                              --------     --------
          Total liabilities.................................   354,374      361,220
                                                              --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................        --           --
Additional paid-in capital..................................    93,312       93,312
Retained earnings...........................................    14,155        8,223
                                                              --------     --------
          Total stockholders' equity........................   107,467      101,535
                                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $461,841     $462,755
                                                              ========     ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  5,932   $  9,581
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........     9,465      9,900
     Deferred income taxes..................................    (4,341)     3,818
     Loss on disposition of property and equipment, and
      impairment of capitalized software....................       977      1,597
     (Increase) decrease in operating assets:
       Marketable securities................................    (1,140)     4,506
       Clearing and transaction fees receivable, net........     2,697     (4,424)
       Clearing deposits and guaranty funds.................     5,512    (58,169)
       Other current assets.................................    (3,677)       844
     (Decrease) increase in operating liabilities:
       Accounts payable and accrued liabilities.............      (951)    (6,499)
       Accrued salaries and related liabilities.............     2,890      1,296
       Income taxes payable.................................     4,853      5,457
       Clearing deposits and guaranty funds.................    (5,512)    58,169
       Other current liabilities............................     1,425        760
       Subordinated commitment..............................       402        664
       Other non-current liabilities........................       267        114
                                                              --------   --------
       Net cash provided by operating activities............    18,799     27,614
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (6,301)    (8,225)
  Increase in securities purchased under agreements to
     resell.................................................    (3,923)   (22,100)
  (Increase) decrease in other assets.......................    (3,821)       199
                                                              --------   --------
       Net cash used in investing activities................   (14,045)   (30,126)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................    (5,000)        --
                                                              --------   --------
       Cash used in financing activities....................    (5,000)        --
                                                              --------   --------
Net decrease in cash and cash equivalents...................      (246)    (2,512)
Cash and cash equivalents, beginning of year................     1,014      5,680
                                                              --------   --------
Cash and cash equivalents, end of period....................  $    768   $  3,168
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Throughout this document NYMEX Holdings, Inc., will be referred to as "NYMEX Holdings" and, together with its subsidiaries, as the "Company." The two principal subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc., ("NYMEX Exchange" or "NYMEX Division"), and Commodity Exchange, Inc. ("COMEX" or "COMEX Division"), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the "Exchange."

     NATURE OF BUSINESS -- The Company exists principally to provide facilities for buying and selling energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open-outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the off-exchange market. These services facilitate price discovery, hedging, and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Exchange clearinghouse acts as the counter-party to every trade. The Exchange is regulated by the Commodity Futures Trading Commission. To manage risk of financial nonperformance, the Exchange requires members to post margin. (See
Note 5.)

     BASIS OF PRESENTATION -- The accompanying unaudited condensed consolidated financial statements of NYMEX Holdings and subsidiaries have been prepared in accordance with Accounting Principles Board Opinion No. 28 and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). These are unaudited condensed consolidated financial statements and do not include all necessary disclosures required for complete financial statements.

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

     It is the Company's policy to reclassify amounts to conform to the current presentation where appropriate. All inter-company balances and transactions have been eliminated in consolidation.

     For a summary of significant accounting policies and additional information, see note 1 to the audited December 31, 2002 financial statements, which were filed with the SEC in the Company's Form 10-K on March 6, 2003.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

Fund Requirement ("SFAS 145"). SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 64, the criteria in Accounting Principles Board ("APB") No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 became effective for the Company as of January 1, 2003. The adoption of SFAS No. 145 had no impact on the Company's consolidated results of operations, financial position, or cash flows.

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

     The Company adopted Financial Accounting Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, effective January 1, 2003. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's condensed consolidated results of operations, financial position or cash flows. (See Note 7.)

3.  COLLATERALIZATION

     At June 30, 2003 and December 31, 2002, the Company accepted collateral in the form of United States Treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements with, and is held in custody by, the Company's banks. The fair values of such collateral at June 30, 2003 and December 31, 2002 were approximately $44.7 million and $40.8 million.

4.  INCENTIVE PROGRAMS

     The Company has proprietary fee reduction programs that reduce clearing fees for Exchange members. Rebates under these programs totaled $3.4 million and $1.1 million for the three months ended June 30, 2003 and June 30, 2002, and $8.1 million and $2.1 million for the six months ended June 30, 2003 and June 30, 2002. In the unaudited condensed consolidated statements of operations and retained earnings, clearing and transaction fees are presented net of these fee reductions.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     The Company has several incentive programs that reduce certain member operating costs. These incentive programs resulted in revenue reductions of $385,000 and $333,000 for the three months ended June 30, 2003 and June 30, 2002, and $828,000 and $804,000 for the six months ended June 30, 2003 and June 30, 2002. In the unaudited condensed consolidated statements of operations and retained earnings, other revenues are presented net of fee reductions related to these programs.

     The Company expanded its broker incentive program during the second quarter of 2003. This program is designed to provide financial incentives to third party intermediaries to place business with the Company using NYMEX ClearPort(sm) clearing and execution facilities. Costs incurred under this program during the second quarter of 2003 were $838,000.

5.  CLEARING DEPOSITS AND GUARANTY FUNDS

     The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members at banks, approved by the Company, as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, per division, depending upon such clearing member firm's reported regulatory capital, in a fund known as a "Guaranty Fund". Historically, separate and distinct Guaranty Funds were maintained for the NYMEX and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits have been aggregated and are now maintained in a single Guaranty Fund which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there is now one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

     The Company is entitled to earn interest on cash balances posted as clearing deposits and guaranty funds. Only those balances that earn interest that the Company is entitled to retain are included in the accompanying unaudited condensed consolidated financial statements. The following table below reflects Clearing Deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2003 and December 31, 2002.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

  JUNE 30, 2003

                                                            (IN THOUSANDS)
                                              CASH AND    MONEY MARKET FUNDS,
                                               RESALE      U.S. TREASURIES &
                                             AGREEMENTS         LETTERS           TOTAL
                                             ----------   -------------------   ----------
Clearing Deposits..........................   $69,075         $5,961,723        $6,030,798
Guaranty Fund..............................       740            148,806           149,546
                                              -------         ----------        ----------
Total......................................   $69,815         $6,110,529        $6,180,344
                                              =======         ==========        ==========

  DECEMBER 31, 2002

                                              CASH AND    MONEY MARKET FUNDS,
                                               RESALE      U.S. TREASURIES &
                                             AGREEMENTS   LETTERS OF CREDITS      TOTAL
                                             ----------   -------------------   ----------
Clearing Deposits..........................   $74,305         $4,957,366        $5,031,671
Guaranty Fund..............................     1,022            154,158           155,180
                                              -------         ----------        ----------
Total......................................   $75,327         $5,111,524        $5,186,851
                                              =======         ==========        ==========

6.  SEGMENT REPORTING

     The Company has two business segments: Open Outcry and Electronic Trading and Clearing.

     Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts which are traded on the trading floor of the Exchange. Electronic Trading and Clearing consists of trades which are executed and/or cleared through NYMEX ACCESS(R), NYMEX ClearPort(SM) Trading and NYMEX ClearPort(SM) Clearing systems.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

     Financial information relating to these business segments is set forth below:

                                                    ELECTRONIC TRADING
                                   OPEN-OUTCRY         AND CLEARING             TOTAL
                                -----------------   -------------------   -----------------
                                3 MOS.    6 MOS.     3 MOS.     6 MOS.    3 MOS.    6 MOS.
(IN THOUSANDS)                  -------   -------   --------   --------   -------   -------
Three and Six Months Ended
  June 30, 2003:
  Operating revenues..........  $36,674   $80,432    $3,919     $9,786    $40,593   $90,218
  Operating expenses..........   39,794    75,725       966      2,496     40,760    78,221
  Operating (loss) income.....   (3,120)    4,707     2,953      7,290       (167)   11,997
  Investment income, net......    2,064     2,750        --         --      2,064     2,750
  Interest expense............    1,823     3,645        --         --      1,823     3,645
  Depreciation and
     amortization, net........    4,269     8,463       474      1,002      4,743     9,465
  Income tax (benefit)
     expense..................   (1,476)    1,671     1,373      3,499       (103)     5170
  Net (loss) income...........  $(1,403)  $ 2,141    $1,580     $3,791    $   177   $ 5,932
Three and Six Months Ended
  June 30, 2002:
  Operating revenues..........  $42,651   $81,606    $4,587     $8,321    $47,238   $89,927
  Operating expenses..........   31,722    61,807     5,020      8,648     36,742    70,455
  Operating income (loss).....   10,929    19,799      (433)      (327)    10,496    19,472
  Investment income, net......    2,037     2,846        --         --      2,037     2,846
  Interest expense............    1,875     3,750        --         --      1,875     3,750
  Depreciation and
     amortization, net........    3,196     6,194     2,284      3,706      5,480     9,900
  Income tax expense
     (benefit)................    5,236     9,145      (204)      (158)     5,032     8,987
  Net income (loss)...........  $ 5,855   $ 9,750    $ (229)    $ (169)   $ 5,626   $ 9,581

7.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of June 30, 2003. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management that, after consultation with outside legal counsel, the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has been named as a defendant in the following legal actions:

     eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and is now pending in United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This is a patent infringement case, in which the plaintiff alleges that it is the owner of United States Patent No. 4,903,201 entitled "Automated Futures Trade Exchange" and that NYMEX Exchange is infringing this patent through use of its electronic trading system. The plaintiff seeks an unspecified amount of royalties. The Markman hearing was held on April 18, 2002. On June 26, 2002, the Court issued a

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES
     decision in which it construed more broadly the meaning of certain elements of the patent claims than those constructions proposed by the Exchange. This decision may limit the scope of the arguments that the Exchange may have respecting non-infringement.

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

     New York Mercantile Exchange v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. ("ICE"). NYMEX Exchange alleges claims for
     (a) copyright infringement by ICE arising out of ICE's uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE,
     (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE makes five counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including those relating to monopolistic behavior based upon access to NYMEX Exchange settlement prices, restraint of trade and tying of trade execution and clearing services. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange's response to the counterclaims was served on February 26, 2003. On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead.

  Financial Guarantees

     The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Through its clearinghouses, the Exchange maintains a system of guarantees for performance of obligations owed to buyers and sellers. In the event of a customer or clearing member default, the Exchange draws on Clearing deposits and the Guaranty funds, to satisfy the obligations under the applicable contract. To the extent that funds are not otherwise available from these sources to satisfy the obligations under the applicable contract, the Exchange can assess its clearing members for the balance of the financial obligations. As of June 30, 2003, there were no clearing members in default.

     The Company has provided financial guarantees and pledged collateral with one of its banks relating to a membership seat financing program. Under this program, members may borrow from the lending financial institution up to a specified percentage of the purchase price of their seats. The Company guarantees all loans under this program and must hold collateral, in the form of pledged securities, at the bank in an amount equal to 118% of the outstanding loan balances. As of June 30, 2003 and December 31, 2002 the amounts of outstanding guarantees under this program were $9.5 million and $5.0 million.

     There were no events of default during the second quarter of 2003 in either arrangement discussed above in which a liability should be recognized in accordance with FIN 45. As such, the adoption of this pronouncement had no impact on the Company's condensed consolidated results of operations, financial position, or cash flows, during the second quarter of 2003.

8.  SUBSEQUENT EVENTS

     On July 9, 2003, the Company declared a $2.5 million dividend to shareholders of record as of July 15, 2003, which was paid on August 4, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

Introduction

     This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three and six months ended June 30, 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

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

     Market data information relating to contracts on the Company's exchanges is disseminated to vendors and then redistributed to market participants and others. The level of market data fees correlates to the number of vendors and end users receiving data. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers accessing the Company's market data information. The Company audits its market data vendors on a bi-annual basis. The audits include reviews of vendor entitlement processes, technical infrastructure, billing systems and financial reconciliation processes.

MARKET CONDITIONS

     Total futures and options trading and clearing volumes decreased 11% in the second quarter and increased 4% for the six months ended June 30, 2003 from the comparable periods of 2002. Volumes for metals contracts traded on the COMEX Division increased from the comparable periods in 2002. Declines in floor-traded energy contracts on the NYMEX Exchange were partially offset by energy contract volume cleared through NYMEX ClearPort(SM) Clearing Services. NYMEX ClearPort(SM) Clearing Services was launched during the second quarter of 2002 and gained significant volume during the first six months of 2003.

Energy Markets -- NYMEX Division

     Total futures and options contracts executed on the NYMEX Division floor and through NYMEX ACCESS(R) decreased 20% to 24.3 million contracts and 4% to
55.6 million contracts in the quarter and six month periods ended June 30, 2003 from the comparable periods of 2002. During the second quarter of 2003, aggregate volumes for petroleum-related contracts declined due primarily to lower volatility associated with the commencement of the war in Iraq. Volumes for these contracts for the six months ended June 30, 2003 increased from the comparable period of 2002 due to first quarter 2003 political tensions in oil producing countries, and unusually cold Winter and Spring temperatures in the Northeastern United States during 2003. The contraction of traditional market participants in the energy merchant sector caused Natural Gas volume to significantly decline in the quarter and six-month periods ended June 30, 2003 from the comparable periods of 2002. Natural Gas transactions cleared through the Company's ClearPort(SM) Clearing Services substantially offset the declines in Natural Gas trading volumes executed on the NYMEX Exchange floor and NYMEX ACCESS(R) trading venues.

     The following table sets forth transaction volumes for the Company's major energy futures and options products traded on the NYMEX Exchange floor and through NYMEX ACCESS(R).

                                                                                                            PERCENTAGE CHANGE
                                           2Q03                                  2Q02                   -------------------------
   QUARTERLY COMPARISON      FUTURES      OPTIONS      TOTAL       FUTURES      OPTIONS      TOTAL      FUTURES   OPTIONS   TOTAL
   --------------------     ----------   ---------   ----------   ----------   ---------   ----------   -------   -------   -----
Light Sweet Crude.........  10,217,456   2,094,285   12,311,741   12,061,484   2,838,175   14,899,659     -15%      -26%     -17%
Henry Hub Natural Gas.....   4,427,801   1,893,775    6,321,576    6,614,797   3,070,666    9,685,463     -33%      -38%     -35%
Heating Oil...............   2,372,174     116,692    2,488,866    2,353,959     115,540    2,469,499       1%        1%       1%
New York Unleaded
  Gasoline................   2,786,821     159,331    2,946,152    2,838,973     238,558    3,077,531      -2%      -33%      -4%

                                                                                                            PERCENTAGE CHANGE
                                           2Q03                                  2Q02                   -------------------------
 YEAR-TO-DATE COMPARISON     FUTURES      OPTIONS      TOTAL       FUTURES      OPTIONS      TOTAL      FUTURES   OPTIONS   TOTAL
 -----------------------    ----------   ---------   ----------   ----------   ---------   ----------   -------   -------   -----
Light Sweet Crude.........  22,960,232   5,718,416   28,678,648   22,483,328   5,702,999   28,186,327       2%        0%       2%
Henry Hub Natural Gas.....   9,833,698   4,217,441   14,051,139   12,607,520   6,006,859   18,614,379     -22%      -30%     -25%
Heating Oil...............   5,837,190     324,089    6,161,279    5,048,768     255,780    5,304,548      16%       27%      16%
New York Unleaded
  Gasoline................   5,820,525     393,511    6,214,036    5,321,380     437,590    5,758,970       9%      -10%       8%

Metals Markets -- COMEX Division

     Compared to the comparable periods in 2002, total futures and options trading volume for COMEX Division increased 12% to 5.3 million contracts in the second quarter of 2003, and increased 27% to 11.2 million for the six months ended June 30, 2003. Increases in Gold and Silver contract volumes were driven by weakness in the U.S. Dollar, which contributed to hedging activity. Increases in Gold and Silver contract volumes for the six months ended June 30, 2003 were also driven by political uncertainties in Iraq during the first quarter of 2003. Increases in High Grade Copper contract volumes were driven, in part, by residential construction in the United States.

     The following table sets forth trading volumes for the Company's major metals futures and options products.

                                                                                                      PERCENTAGE CHANGE
                                           2Q03                              2Q02                 -------------------------
                               FUTURES    OPTIONS     TOTAL      FUTURES    OPTIONS     TOTAL     FUTURES   OPTIONS   TOTAL
                              ---------   -------   ---------   ---------   -------   ---------   -------   -------   -----
Gold........................  2,652,370   836,899   3,489,269   2,424,950   463,984   2,888,934      9%        80%      21%
Silver......................    919,065    84,075   1,003,140     959,162   161,859   1,121,021     -4%       -48%     -11%
High Grade Copper...........    797,152     8,564     805,716     740,551     9,344     749,895      8%        -8%       7%

                                                                                                      PERCENTAGE CHANGE
                                          2Q03                               2Q02                 -------------------------
                             FUTURES     OPTIONS      TOTAL      FUTURES    OPTIONS     TOTAL     FUTURES   OPTIONS   TOTAL
                            ---------   ---------   ---------   ---------   -------   ---------   -------   -------   -----
Gold......................  5,907,746   1,670,247   7,577,993   4,489,381   956,874   5,446,255     32%        75%      39%
Silver....................  1,836,582     212,521   2,049,103   1,660,126   330,504   1,990,630     11%       -36%       3%
High Grade Copper.........  1,549,185      15,725   1,564,910   1,355,600    16,594   1,372,194     14%        -5%      14%

Results of Operations

     For the second quarter and six-months ended June 30, 2003

     Net income, as well as basic and diluted earnings per share, decreased 97% and 38% in the three and six-month periods ended June 30, 2003, from the comparable periods in 2002.

     Revenue

     The Company's principal sources of revenues are clearing and transaction fees derived from trades executed on its exchanges and market data fees derived from the dissemination of the Company's futures and options contract information. Total operating revenues decreased 14% and remained virtually unchanged in the three and six-month periods ended June 30, 2003 from the comparable periods in 2002.

     Clearing and Transaction Fees

     The levels of clearing and transaction fees are primarily dependent upon the volumes of trading activity conducted on the Company's exchanges and cleared by the Company's clearinghouse. Clearing and transaction fees decreased 22% in the second quarter and 2% in the six month period ended June 30, 2003 from the comparable periods of 2002. The decrease in the second quarter was primarily due to declines in the numbers of futures and options contracts executed through the Company's floor trading and electronic trading venues and an increase in the amount of fees refunded to members under the Company's proprietary fee reduction program. Partially offsetting these declines were revenues from contracts cleared through NYMEX Clearport(SM) Clearing Services. The decrease in the six months ended June 30, 2003 was driven by an increase in the amount of fees refunded to members under the proprietary fee reduction program, which was partially offset by revenues from increased volumes from all trading venues and NYMEX ClearPort(SM) Clearing Services. Average clearing and transaction fee revenue per contract was $0.92 and $1.07 in the second quarter of 2003 and comparable period of 2002. For the six month periods ended June 30, 2003 and 2002, average revenue per contract was $0.97 and $1.05. The Company charges higher fees for electronic trading than for floor trading. During 2003, the Company increased the level of fees refunded to members through its proprietary fee reduction program. This increase offset growth in average revenue per contract that resulted from higher proportions of electronic trading.

     Market Data

     Market data revenues consist primarily of fees charged to market data subscribers for the use of the Company's futures and options contract information. These fees are charged on a per-subscriber basis and fluctuate as the number of subscribers change. Market data revenues decreased 3% in the second quarter of 2003 and remained relatively unchanged for the six month period ended June 30, 2003, from the comparable periods of 2002.

     Other Revenues

     Other revenue increased 110% and 71% in the three and six-month periods ended June 30, 2003 from the comparable periods of 2002. The increase was primarily due to rental income from a lease agreement between the Company and the New York Board of Trade ("NYBOT").

     Operating Expenses

     Total operating expenses increased 11% in the three and six-month periods ended June 30, 2003 from the comparable periods of 2002.

     Salaries and employee benefits increased 21% and 17% in the three and six-month periods ended June 30, 2003 from the comparable periods in 2002. The increases were due to an increase in employee bonus compensation, higher staffing levels and lower levels of capitalized compensation expense related to internal software development activities.

     Occupancy and equipment expenses increased 13% and 17% in the three and six-month periods ended June 30, 2003 from the comparable periods in 2002, due primarily to rent expense for the Company's new disaster recovery site.

     General and administrative expenses increased 82% and 53% in the three and six-month periods ended June 30, 2003. The increases were primarily due to litigation-related expenses and higher insurance costs related to increases in property insurance premiums, which were driven by a weakened insurance market subsequent to the September 11, 2001 terrorist attacks.

     Professional services increased 22% and 14% in the three and six-month periods ended June 30, 2003 from the comparable periods in 2002. The increases were primarily due to the Company's involvement in certain ongoing litigation and additional expenses associated with the reconfiguration of the COMEX Division trading floor to accommodate NYBOT's trading operation.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, decreased by 13% and 4% in the three and six-month periods ended June 30, 2003 from the comparable periods in 2002. The decreases were primarily due to lower amortization of capitalized software development costs. During 2002, the Company wrote off capitalized computer software that management deemed to have no meaningful remaining useful life.

     Telecommunications decreased by 60% and 54% in the three and six-month periods ended June 30, 2003 from the comparable periods in 2002. The decreases were due to lower communications expenses to support the Company's NYMEX ACCESS(R) electronic trading platform. NYMEX ACCESS(R)became internet-based during the third quarter of 2001, eliminating expenses that supported direct connectivity to its users. However, in 2002, the Company, incurred charges to terminate the telecommunications agreement for this connectivity. An increase in data communications expense related to the Company's new business recovery site, partially offset the reduction in telecommunications costs.

     Marketing and other expenses increased 34% and 35% in the three and six-month periods ended June 30, 2003 from the comparable periods in 2002. The increases were due primarily to an increase, in the fourth quarter of 2002, in the Company's contribution toward member medical benefits.

     Other Income

     Investment income, net of investment advisory fees, increased 1% in the quarter and decreased 3% in the six-month period ended June 30, 2003 compared to the same periods in 2002. The Company's investment portfolio is invested principally in municipal bonds. Portfolio market values were favorably impacted by declining interest rates during all periods. Changes in investment income levels are driven by the relative declines in interest rates during the comparable periods of 2003 and 2002.

     Provision for Income Taxes

     The Company's effective tax rate was 46.6% and 48.4% for the six months of 2003 and 2002. The effective tax rate declined in 2003 due to a higher proportion of tax-exempt earnings to pre-tax income.

     The Company's effective tax rate for the three-month period ended June 30, 2003 was negative due to the tax benefit related to tax-exempt income.

FINANCIAL CONDITION AND CASH FLOWS

Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology to fund its future growth and increase shareholder value. Capital expenditures were $4.7 million during the second quarter of 2003 and $6.3 million year to date. Future cash flows will benefit from the occupancy of NYBOT in the Company's headquarters building in the third quarter of this year. The Company had $113.6 million in cash, cash equivalents, reverse repurchase agreements and marketable securities at June 30, 2003. On April 14, 2003, the Exchange received a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor's Rating Services ("S&P").

     Cash Flow

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
                       (IN THOUSANDS)                         ---------   ---------
Net cash provided by (used in):
  Operating activities......................................  $ 18,799     $27,614
  Investing activities......................................   (14,045)    (30,126)
  Financing activities......................................    (5,000)         --
                                                              --------     -------
Net decrease in cash and cash equivalents...................  $   (246)    $(2,512)
                                                              ========     =======

     Net cash provided by operating activities was $18.8 million, driven by net income before non-cash depreciation expense, capital asset disposition losses and the provision for income taxes.

     Investment activities included the ongoing investment of operating cash flows in the Company's investment portfolio and the acquisition of certain assets of TradinGear.com ("TG"), a trading software development and licensing company. The primary asset purchased was TG's trade-matching engine, which the Company had been licensing from TG. The Company intends to use this software as the foundation for its electronic trading strategy, NYMEX ClearPort(SM) Trading. In January 2003, the Company distributed to its shareholders the $5 million dividend it had declared in December 2002. On July 9, 2003, the Company declared a $2.5 million dividend to shareholders of record as of July 15, 2003, which was paid on August 4, 2003.

     Working Capital

                                                                    (IN THOUSANDS)
                                                            ------------------------------
                                                            AT JUNE 30,    AT DECEMBER 31,
                                                                2003            2002
                                                            ------------   ---------------
Current assets............................................    $212,971        $212,709
Current liabilities.......................................     117,402         119,697
                                                              --------        --------
Working capital...........................................    $ 95,569        $ 93,012
                                                              ========        ========
Current ratio.............................................        1.81            1.78

     Current assets at June 30, 2003 remained virtually unchanged from year-end 2002. Increases in securities purchased under agreements to resell were offset by a decrease in clearing deposits and guaranty funds. Clearing deposits and guaranty funds represent the cash component of clearing member deposits into the guaranty funds, which provide capital for the Company's clearing business, and the cash component of house and customer margin deposits posted by clearing members with the Company's clearinghouse. The Company may invest this cash, subject to significant restrictions, for its own benefit and, therefore, reflects these funds as current income-producing assets with the equivalent offsetting liabilities to the respective clearing members.

     Current liabilities at June 30, 2003 decreased by 2%, from year-end 2002, primarily due to the $5 million dividend payment made in January, partially offset by the increase in income taxes payable.

     Future Cash Requirements

     As of June 30, 2003, the Company had long-term debt of $ 91.6 million and short-term debt of $2.8 million. This debt consisted of the following:

     - $25.4 million of 7.48% notes, of which $2.8 million is short term, with a remaining ten-year principal payout,

     - $54 million of 7.75% notes with an eleven-year principal payout beginning in 2011, and

     - $15 million of 7.84% notes with a five-year principal payout beginning in 2022.

     The Company would incur a redemption premium should it choose to pay off any debt series prior to its maturity. Management believes that the economic benefit from refinancing at a lower rate would be offset by the redemption penalty incurred. These notes contain certain limitations on the Company's ability to incur additional indebtedness.

     In connection with its operating activities, the Company enters into certain contractual obligations. The Company's material contractual cash obligations include long-term debt, operating leases and other contracts.

     A summary of the Company's future cash payments associated with its contractual cash obligations outstanding as of June 30, 2003 as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table below (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                     LESS THAN                           AFTER 5
      CONTRACTUAL OBLIGATION          1 YEAR     1-3 YEARS   4-5 YEARS    YEARS      TOTAL
      ----------------------         ---------   ---------   ---------   --------   --------
Long-term debt principal...........   $ 2,817     $ 5,634     $ 5,634    $ 80,281   $ 94,366
Debt interest......................     3,629      13,885      13,042      59,768     90,324
Operating leases...................     4,353       6,001       5,249      10,086     25,689
Other long-term obligations(1).....       749       1,919       2,480       7,041     12,189
                                      -------     -------     -------    --------   --------
Total..............................   $11,548     $27,439     $26,405    $157,176   $222,568
                                      =======     =======     =======    ========   ========

          (1) Subordinated commitment -- COMEX Members' Recognition and Retention Plan.

     The table above does not include the Company's financial guarantees under the "Seat Financing Program" since the Company has the right to liquidate the member's interests in case the member defaults on the loan.

     The Company and NYBOT entered into a lease that became effective on November 20, 2002. The rent commencement date for the trading floor space was July 1, 2003. The rent commencement date for the office space was March 2003.

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

     On May 16, 2003, the Company integrated its NYMEX Division and COMEX Division clearing operations. In conjunction with this integration, the individual NYMEX Division and COMEX Division guaranty funds were combined, and the Company obtained a $100 million default insurance policy to further protect the Exchange and its clearing members from a clearing member default.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

  Clearing and Transaction Revenues

     The largest source of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated on the Company's exchanges. Clearing and transaction fees receivable are monies due the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Members' equity interests collateralize fees owed to the Company. At the end of June 30, 2003 and December 31, 2002, no clearing and transaction fees receivable balance was greater than the member's equity interests. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's equity interest in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits of $500,000 were recorded as a reduction of clearing and transaction fees receivable at June 30, 2003 and December 31, 2002. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

  Market Data Revenue

     The Company provides information to subscribers regarding futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are generally remitted to the Exchange by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the last month reported. The Company conducts periodic audits of the information provided, and assesses, where appropriate based on audit findings, additional fees.

  Capitalization of Internally-Developed Software

     The costs incurred for the development of computer software are evaluated on a project-by-project basis and capitalized in accordance with Statement of Position 98-1. Projects are amortized over two to five-year periods.

  Deferred Credits

     In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation and the Empire State Development Corporation ("ESDC", formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility.

     In 2002, the Company entered into an agreement and received a $5 million grant from the ESDC. This agreement requires the Company to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, over time. The grant is being recognized in income over the term of the recapture schedule.

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

     The Company adopted Financial Accounting Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, effective January 1, 2003. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

BUSINESS HIGHLIGHTS

     On May 16, 2003, the Company integrated the clearing operations for the COMEX Division contracts into the NYMEX Exchange clearinghouse and strengthened its system of financial guarantees by combining the previously separate guaranty funds of its two divisions. In addition, the Company obtained a $100 million default insurance policy.

     On May 28, 2003, a NYMEX Division seat sold for a record $1,356,000. Ownership of a seat on the NYMEX Division also represents a share of common stock in NYMEX Holdings, as well as a Class A membership on NYMEX Exchange.

     On June 5, 2003, the Company announced that the 3 millionth off-Exchange contract was posted for clearing through the NYMEX Exchange Clearport(sm)Clearing website, approximately one year after the system's launch. Additionally, the slate of products available for trading on NYMEX Exchange ClearPort(sm) Trading was expanded on June 29, 2003 to include the 16 remaining natural gas basis, crude oil and refined product spread, and crude oil contracts that were previously listed for clearing only. These contracts were among the 23 contracts originally listed on the system for clearing services on May 31, 2002.

     The Tokyo Commodity Exchange (TOCOM) and NYMEX Exchange signed a memorandum of understanding on June 9, 2003, for co-operation in the electronic trading of energy and metals. The arrangement would, among other things, provide for the electronic cross listing of products on the other exchange.

     On July 9, 2003, and the Company declared a dividend of $2.5 million to be distributed to stockholders of record as of July 15, 2003. Each stockholder received $3,063.73 per share of the Company's common stock paid on August 4, 2003.

     The Company expanded its broker incentive program during the second quarter of 2003. This program is designed to provide financial incentives to third party intermediaries to place business with the Company using NYMEX ClearPort(sm) clearing and execution facilities.

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

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                                AT JUNE 30, 2003

                                                                                   WEIGHTED
                                                                                    AVERAGE
YEAR                                                          PRINCIPAL AMOUNT   INTEREST RATE
----                                                          ----------------   -------------
ASSETS
MUNICIPAL BONDS
2003........................................................      $  1,151           3.84%
2004........................................................      $  1,896           5.52%
2005........................................................      $  4,402           4.72%
2006........................................................      $  8,100           4.75%
2007........................................................      $ 13,073           4.22%
2008 and thereafter.........................................      $ 33,137           4.38%
                                                                  --------
Total.......................................................      $ 61,759            N/A
Fair Value..................................................      $ 64,453            N/A
LIABILITIES
CORPORATE DEBT
2003........................................................      $  2,817           7.69%
2004........................................................      $  2,817           7.71%
2005........................................................      $  2,817           7.71%
2006........................................................      $  2,817           7.72%
2007........................................................      $  2,817           7.73%
2008 and thereafter.........................................      $ 80,281           7.74%
                                                                  --------
Total.......................................................      $ 94,366            N/A
Fair Value..................................................      $123,002            N/A

  Interest Rate Risk

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company had net investment income of $2.8 million and $5.7 million. Accordingly, a substantial portion of the Company's income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at June 30, 2003 and December 31, 2002 were $68.1 million and $67.0 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be $6.8 million for June 30, 2003 and $6.7 million for December 31, 2002. The Company also invests in U.S. government securities and reverse repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the condensed consolidated balance sheets.

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

  Credit Risk

     NYMEX's by-laws authorizes its Board of Directors to fix annual dues of NYMEX Members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX's Board of Directors may determine. The Company's Board of Directors may waive the payment of dues by all NYMEX Members or by individual Members as it determines. COMEX's By-Laws provide its Board of Directors with similar powers relating to dues, assessments and fees with respect to COMEX Members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain Merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX's Board of Directors to impose such fee is subject to the limitations.

     The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and to enforce compliance with rules pertaining to the trading, position sizes and financial condition of Members. As described herein, the Exchange has powers and procedures designed to backstop contract obligations in the event that a contract default occurs on the Exchange including authority to levy assessments on any of the NYMEX Clearing Members if, after a default by another NYMEX Clearing Member, there are insufficient funds available to cover a deficit. The maximum assessment on each NYMEX Clearing Member is the lesser of $30 million and 40% of such NYMEX Clearing Member's capital. Prior to the integration of the COMEX Division's clearing operations into the NYMEX Exchange clearinghouse, the maximum assessment was the lesser of $15 million or 40% of the clearing member's capital.

     Despite the Exchange's authority to levy assessments or impose fees, there can be no assurance that the relevant Members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Exchange believes that assessment liabilities of a Member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such Member and the proceeds from the Exchange's sale of such Member's seat to apply towards any outstanding obligations to the Exchange of such Member. Recourse to a Member's seat, however, may not be of material value in the case of large defaults that result in assessments greater in value than the seat.

     Moreover, despite the risk mitigation techniques adopted by, and the other powers and procedures implemented by the Exchange, which are designed to, among other things, minimize the potential risks associated with the occurrence of contract defaults on the Exchange, there can be no assurance that these powers and procedures will prevent contract defaults or will otherwise function to preserve the liquidity of the Exchange. In the case of a contract default, to the extent that funds are not otherwise available to the Exchange or the Clearinghouse to satisfy the obligations under such contract, as a result of the clearinghouse's role as buyer to every seller and seller to every buyer of futures and options contracts traded on the Exchange, the clearinghouse would be obligated to perform such obligations.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our periodic filings under such Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls that could significantly affect such controls.

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

     Not applicable

ITEM 5.     OTHER INFORMATION

     Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     On May 15, 2003, NYMEX Holdings, Inc., filed a Form 8-K with the Securities and Exchange Commission disclosing that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 was accompanied by certifications of the Company's Chairman (i.e., its Principal Executive Officer) and its Chief Financial Officer, as required by 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. The certifications were in the form required by such Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 14th day of August, 2003.

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