Form 10-Q
period 2003-09-30
NYMEX HOLDINGS INC
filed 2003-11-14
CIK 1105018

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 14, 2003, 816 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                              ------
                           PART I: FINANCIAL INFORMATION

ITEM 1.       Financial Statements........................................         2
                Unaudited Condensed Consolidated Statements of Operations
                   and Retained Earnings for the Three Months and Nine
                   Months Ended September 30, 2003 and September 30,
                   2002...................................................         2
                Unaudited Condensed Consolidated Balance Sheets at
                   September 30, 2003 and December 31, 2002...............         3
                Unaudited Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 2003 and
                   September 30, 2002.....................................         4
                Notes to Unaudited Condensed Consolidated Financial
                   Statements for the Three and Nine Months Ended
                   September 30, 2003 and September 30, 2002..............         5
ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................        12
ITEM 3.       Quantitative and Qualitative Disclosures About Market
              Risk........................................................        21
ITEM 4.       Controls and Procedures.....................................        23

                             PART II: OTHER INFORMATION
ITEM 1.       Legal Proceedings...........................................        24
ITEM 2.       Changes in Securities and Use of Proceeds...................        24
ITEM 3.       Defaults Upon Senior Securities.............................        24
ITEM 4.       Submission of Matters to a Vote of Security Holders.........        24
ITEM 5.       Other Information...........................................        24
ITEM 6.       Exhibits and Reports on Form 8-K............................        24
              Signatures..................................................        25

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee
     rebates.........................................  $33,337    $35,159    $102,093   $105,627
  Market data fees...................................    7,632      8,246      23,952     24,690
  Other, net of rebates..............................    4,879      2,338      10,465      5,590
                                                       -------    -------    --------   --------
          Total operating revenues...................   45,848     45,743     136,510    135,907
                                                       -------    -------    --------   --------
OPERATING EXPENSES:
  Salaries and employee benefits.....................   13,854     11,332      39,448     33,192
  Occupancy and equipment............................    7,128      5,856      21,029     17,788
  Professional services..............................    4,508      4,024      14,020     12,344
  General and administrative.........................    7,695      5,295      18,536     12,083
  Depreciation and amortization of property and
     equipment, net of deferred credit
     amortization....................................    4,895      5,330      14,360     15,231
  Telecommunications.................................    1,722        591       4,372      6,646
  Loss on disposition of property and equipment, and
     impairment of capitalized software..............       --        696         977      2,293
  Marketing and other................................    2,368      3,531       8,093      7,770
                                                       -------    -------    --------   --------
          Total operating expenses...................   42,170     36,655     120,835    107,347
                                                       -------    -------    --------   --------
INCOME FROM OPERATIONS...............................    3,678      9,088      15,675     28,560
OTHER INCOME (EXPENSES):
  Investment income, net.............................      643      2,043       3,393      4,889
  Interest expense...................................   (1,823)    (1,875)     (5,468)    (5,625)
                                                       -------    -------    --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES.............    2,498      9,256      13,600     27,824
PROVISION FOR INCOME TAXES...........................      960      4,427       6,130     13,414
                                                       -------    -------    --------   --------
NET INCOME...........................................    1,538      4,829       7,470     14,410
                                                       -------    -------    --------   --------
Net income per share (based on 816 shares)...........  $ 1,885    $ 5,918    $  9,154   $ 17,659
                                                       =======    =======    ========   ========
Retained earnings, beginning of period...............   14,155     10,505       8,223        924
Net income...........................................    1,538      4,829       7,470     14,410
Less: dividends......................................   (2,500)        --      (2,500)        --
                                                       -------    -------    --------   --------
Retained earnings, end of period.....................  $13,193    $15,334    $ 13,193   $ 15,334
                                                       =======    =======    ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                          ASSETS
Cash and cash equivalents...................................    $  3,050        $  1,014
Securities purchased under agreements to resell.............      47,000          40,760
Marketable securities, at market (cost of $62,671 at
  September 30, 2003 and $65,285 at December 31, 2002)......      66,264          66,976
Clearing and transaction fees receivable, net...............      13,326          13,884
Clearing deposits and guaranty funds........................      84,617          75,327
Other current assets........................................      21,971          14,748
                                                                --------        --------
       Total current assets.................................     236,228         212,709
Property and equipment, net.................................     216,966         223,878
Other assets................................................      29,436          26,168
                                                                --------        --------
TOTAL ASSETS................................................    $482,630        $462,755
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................    $ 13,832        $ 16,036
Accrued salaries and related liabilities....................      11,530           5,610
Income taxes payable........................................      11,342           4,335
Clearing deposits and guaranty funds........................      84,617          75,327
Other current liabilities...................................      18,443          18,389
                                                                --------        --------
     Total current liabilities..............................     139,764         119,697
Notes payable...............................................      91,551          91,551
Deferred credit -- grant for building construction..........     113,136         114,745
Deferred income taxes.......................................       5,226           9,622
Subordinated commitment -- COMEX members' retention
  program...................................................      11,528          11,038
Other non-current liabilities...............................      14,920          14,567
                                                                --------        --------
          Total liabilities.................................     376,125         361,220
                                                                --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding....................................          --              --
Additional paid-in capital..................................      93,312          93,312
Retained earnings...........................................      13,193           8,223
                                                                --------        --------
          Total stockholders' equity........................     106,505         101,535
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $482,630        $462,755
                                                                ========        ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  7,470   $14,410
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
      equipment, net of deferred credit amortization........    14,360    15,231
     Deferred income taxes..................................    (5,671)    7,376
     Loss on disposition of property and equipment, and
      impairment of capitalized software....................       977     2,293
     Decrease (increase) in operating assets:
       Marketable securities................................       712    (2,167)
       Clearing and transaction fees receivable, net........       558    (6,373)
       Clearing deposits and guaranty funds.................    (9,290)  (56,130)
       Other current assets.................................    (5,949)      554
     (Decrease) increase in operating liabilities:
       Accounts payable and accrued liabilities.............    (2,204)   (6,148)
       Accrued salaries and related liabilities.............     5,920     2,861
       Income taxes payable.................................     7,007     4,817
       Clearing deposits and guaranty funds.................     9,290    56,130
       Other current liabilities............................     5,054     6,952
       Subordinated commitment..............................       490     1,470
       Other non-current liabilities........................       353        24
                                                              --------   -------
       Net cash provided by operating activities............    29,077    41,300
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (10,033)  (16,594)
  Increase in securities purchased under agreements to
     resell.................................................    (6,240)  (28,500)
  (Increase) decrease in other assets.......................    (3,268)      174
                                                              --------   -------
       Net cash used in investing activities................   (19,541)  (44,920)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................    (7,500)       --
                                                              --------   -------
       Cash used in financing activities....................    (7,500)       --
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........     2,036    (3,620)
Cash and cash equivalents, beginning of year................     1,014     5,680
                                                              --------   -------
Cash and cash equivalents, end of period....................  $  3,050   $ 2,060
                                                              ========   =======

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

     The Company provides market data information for subscribers regarding prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors. The Company conducts periodic audits of the information provided.

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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity during the third quarter of 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 had no impact on the Company's condensed consolidated results of operations, financial position, or cash flows.

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

3.  COLLATERALIZATION

     At September 30, 2003 and December 31, 2002, the Company accepted collateral in the form of United States Treasury bills that it is permitted by contract or industry practice to sell or repledge, although it is not the Company's policy to do so. This collateral was received in connection with reverse repurchase agreements

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

with, and is held in custody by, the Company's banks. The fair values of such collateral at September 30, 2003 and December 31, 2002 were approximately $47.0 million and $40.8 million.

4.  INCENTIVE PROGRAMS

     The Company has proprietary fee reduction programs that reduce clearing fees for Exchange members. Rebates under these programs totaled $3.7 million and $1.0 million for the three months ended September 30, 2003 and September 30, 2002, and $11.8 million and $3.1 million for the nine-months ended September 30, 2003 and September 30, 2002. In the unaudited condensed consolidated statements of operations and retained earnings, clearing and transaction fees are presented net of these fee reductions. In September 2003, the Company announced that effective October 1, 2003, the level of fees paid to NYMEX Division members under its proprietary fee reduction program would be reduced by 50%, and that the program in its current form would be eliminated on December 31, 2003.

     The Company has several incentive programs that reduce certain member operating costs. These incentive programs resulted in revenue reductions of $200,000 and $461,000 for the three months ended September 30, 2003 and September 30, 2002, and $1,028,000 and $1,265,000 for the nine-months ended September 30, 2003 and September 30, 2002. Other revenues are presented net of fee reductions related to these programs in the unaudited condensed consolidated statements of operations and retained earnings. The Company also implemented certain programs designed to provide incentives to third party intermediaries to place business with the Company. Costs incurred under these programs during the third quarter of 2003 were $1,364,000 and $2,646,000 for the nine-months ended September 30, 2003. These costs are included in general and administrative expenses on the unaudited condensed consolidated statement of operations.

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

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, per division, depending upon such clearing member firm's reported regulatory capital, in a fund known as a "Guaranty Fund." Historically, separate and distinct Guaranty Funds were maintained for the NYMEX Division and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits have been aggregated and are now maintained in a single Guaranty Fund which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there is now one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

     The Company is entitled to earn interest on cash balances posted as clearing deposits and guaranty funds. Such balances are included in the accompanying unaudited condensed consolidated financial statements. The following table sets forth Clearing Deposits and Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2003 and December 31, 2002.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

  SEPTEMBER 30, 2003

                                                            (IN THOUSANDS)
                                              CASH AND    MONEY MARKET FUNDS,
                                               RESALE      U.S. TREASURIES &
                                             AGREEMENTS    LETTERS OF CREDIT      TOTAL
                                             ----------   -------------------   ----------
Clearing Deposits..........................   $81,857         $6,107,414        $6,189,271
Guaranty Fund..............................     2,760            147,546           150,306
                                              -------         ----------        ----------
Total......................................   $84,617         $6,254,960        $6,339,577
                                              =======         ==========        ==========

  DECEMBER 31, 2002

                                              CASH AND    MONEY MARKET FUNDS,
                                               RESALE      U.S. TREASURIES &
                                             AGREEMENTS    LETTERS OF CREDIT      TOTAL
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
                                              =======         ==========        ==========

6. SEGMENT REPORTING

     The Company has two business segments: (1) Open Outcry and (2) Electronic Trading and Clearing.

     Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts which are traded on the trading floor of the Exchange. Electronic Trading and Clearing consists of trades which are executed and/or cleared through NYMEX ACCESS(R), NYMEX ClearPort(SM) Trading and NYMEX ClearPort(SM) Clearing systems.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Financial information relating to these business segments is set forth below:

                                                  ELECTRONIC TRADING
                                OPEN-OUTCRY          AND CLEARING            TOTAL
                             ------------------   ------------------   ------------------
                             3 MOS.     9 MOS.    3 MOS.     9 MOS.    3 MOS.     9 MOS.
(IN THOUSANDS)               -------   --------   -------   --------   -------   --------
Three and Nine Months Ended
  September 30, 2003:
  Operating revenues.......  $39,852   $117,456   $5,996    $19,054    $45,848   $136,510
  Operating expenses.......   40,522    116,691    1,648      4,144     42,170    120,835
  Operating (loss)
     income................     (670)       765    4,348     14,910      3,678     15,675
  Investment income, net...      643      3,393       --         --        643      3,393
  Interest expense.........    1,823      5,468       --         --      1,823      5,468
  Depreciation and
     amortization, net.....    4,421     12,884      474      1,476      4,895     14,360
  Income tax (benefit)
     expense...............     (718)      (580)   1,678      6,710        960      6,130
  Net (loss) income........  $(1,132)  $   (730)  $2,670    $ 8,200    $ 1,538   $  7,470
Three and Nine Months Ended
  September 30, 2002:
  Operating revenues.......  $41,431   $123,049   $4,312    $12,858    $45,743   $135,907
  Operating expenses.......   34,149     95,449    2,506     11,898     36,655    107,347
  Operating income.........    7,282     27,600    1,806        960      9,088     28,560
  Investment income, net...    2,043      4,889       --         --      2,043      4,889
  Interest expense.........    1,875      5,625       --         --      1,875      5,625
  Depreciation and
     amortization, net.....    3,288      9,473    2,037      5,743      5,330     15,231
  Income tax expense.......    3,564     12,951      863        463      4,427     13,414
  Net income...............  $ 3,886   $ 13,913   $  943    $   497    $ 4,829   $ 14,410

7.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of September 30, 2003. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management that, after consultation with outside legal counsel, the resolution of these matters, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     New York Mercantile Exchange v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. ("ICE"). NYMEX Exchange alleges claims for
     (a) copyright infringement by ICE arising out of ICE's uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE,
     (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE makes five counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including those relating to monopolistic behavior based upon access to NYMEX Exchange settlement prices, restraint of trade and tying of trade execution and clearing services. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange's response to the counterclaims was served on February 26, 2003. On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead. On about August 28, 2003 the NYMEX Exchange was served with ICE's First Amended Counterclaims in which ICE makes four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging and sham litigation. On about September 2, 2003 ICE moved to dismiss NYMEX Exchange's first cause of action (copyright infringement). NYMEX Exchange's motion to dismiss the counterclaims and its opposition to ICE's motion to dismiss the copyright infringement claim was served on October 30, 2003.

  Financial Guarantees

     The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Through its clearinghouse, the Exchange maintains a system of guarantees for performance of obligations owed to buyers and sellers. In the event of a customer or clearing member default, the Exchange draws on Clearing deposits and the Guaranty funds, to satisfy the obligations under the applicable contract. To the extent that funds are not otherwise available from these sources to satisfy the obligations under the applicable contract, the Exchange can assess its clearing members for the balance of the financial obligations. As of September 30, 2003, there were no clearing members in default.

     The Company has provided financial guarantees and pledged collateral with one of its banks relating to a membership seat financing program. Under this program, members may borrow from the lending financial institution up to a specified percentage of the purchase price of their seats. The Company guarantees all loans under this program and must hold collateral, in the form of pledged securities, at the bank in an amount equal to 118% of the outstanding loan balances. As of September 30, 2003 and December 31, 2002 the amounts of outstanding guarantees under this program were $9.6 million and $5.0 million.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     There were no events of default during the third quarter of 2003 in either arrangement discussed above in which a liability should be recognized in accordance with FIN 45. As such, the adoption of this pronouncement had no impact on the Company's unaudited condensed consolidated results of operations, financial position, or cash flows, during the three and nine-months ended September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL
         DATA)

Introduction

     This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three and nine-months ended September 30, 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

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

     The Company's NYMEX Division provides a marketplace for trading energy futures and options contracts. Its COMEX Division provides a marketplace for trading precious and base metals futures and options contracts. The NYMEX Division's principal markets include crude oil, natural gas, heating oil and unleaded gasoline products. The COMEX Division's principal markets include gold, silver and high grade copper products. The Company provides the physical facilities for an open-outcry auction market. The open outcry market operates during regular business hours, and trading activities in this market are, for purposes of this management discussion, referred to as floor trading. Through its NYMEX ACCESS(R) and NYMEX ClearPort(SM) Trading technology, the Company provides market participants the ability to conduct after-hours and electronic trading for floor-based products as well as 23 hours per day trading for additional products. While the Company's primary electronic trading venue is NYMEX ACCESS(R), the Company continues to expect that NYMEX ClearPort(SM) Trading will become the mechanism through which all electronic trading on the Company's exchanges is conducted. The Company provides clearing services for all trades executed through its floor trading and electronic trading venues. Additionally, the Company's NYMEX ClearPort(SM) Clearing Services allows bilateral trades negotiated in the over-the-counter markets to be transferred to the Company as futures contracts for clearing.

     Market data information relating to contracts on the Company's exchanges is disseminated to vendors and then redistributed to market participants and others. The level of market data fees correlates to the number of vendors and end users receiving data. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers accessing the Company's market data information. The Company audits its market data vendors on a periodic basis.

MARKET CONDITIONS

     Total futures and options trading and clearing volumes increased 2.6% in the third quarter and increased 3.1% for the nine-months ended September 30, 2003 from the comparable periods of 2002. Volumes for metals contracts traded on the COMEX Division increased from the comparable periods in 2002. Declines in floor-traded energy contracts on the NYMEX Exchange were partially offset by energy contract volume cleared through NYMEX ClearPort(SM) Clearing Services. NYMEX ClearPort(SM) Clearing Services was launched during the second quarter of 2002 and gained significant volume during the first nine-months of 2003.

Energy Markets -- NYMEX Division

     Total futures and options contracts executed on the NYMEX Division floor and through NYMEX ACCESS(R) decreased 11.0% to 25.7 million contracts and 7.3% to 77.5 million contracts in the quarter and nine-month periods ended September 30, 2003 from the comparable periods of 2002. During the third quarter of 2003, aggregate volumes for petroleum-related contracts declined primarily due to the stabilization of the political situation in Iraq and subsiding uncertainty with regard to world production associated with global tensions.

     A relatively mild summer across the United States, anticipation for normal winter temperatures, and the contraction of traditional market participants in the energy sector caused Natural Gas volume to decline during the nine-month period ended September 30, 2003 from the comparable period a year ago.

     Higher refining margins for both Unleaded Gasoline and Heating Oil played a significant role in explaining the nine-month increase in futures volume. A general easing of world tensions and production uncertainty was offset by slowing demand. Various NYMEX initiatives, including the Exchange of Futures for Swaps ("EFS") and NYMEX ClearPort Clearing(SM) mechanisms introduced in Natural Gas in November 2002 and May 2002 respectively, helped mitigate the downturn in floor activity.

     The following table sets forth transaction volumes for the Company's major energy futures and options products traded on the NYMEX Exchange floor and through NYMEX ACCESS(R).

                                                                                                            PERCENTAGE CHANGE
                                           3Q03                                  3Q02                   -------------------------
QUARTERLY COMPARISON         FUTURES      OPTIONS      TOTAL       FUTURES      OPTIONS      TOTAL      FUTURES   OPTIONS   TOTAL
--------------------        ----------   ---------   ----------   ----------   ---------   ----------   -------   -------   -----
Light Sweet Crude.........  10,959,153   2,015,453   12,979,606   11,287,069   2,735,166   14,022,235     -2.9%    -26.3%    -7.5%
Henry Hub Natural Gas.....   4,362,736   1,904,373    6,267,109    6,371,757   2,724,339    9,096,096    -31.5%    -30.1%   -31.1%
Heating Oil...............   2,859,805     144,519    3,004,324    2,459,220     156,983    2,616,203     16.3%     -7.9%    14.8%
New York Unleaded
  Gasoline................   2,952,024     140,817    3,092,841    2,728,995     143,531    2,872,526      8.2%     -1.9%     7.7%

                                                                                                            PERCENTAGE CHANGE
                                           3Q03                                  3Q02                   -------------------------
YEAR-TO-DATE COMPARISON      FUTURES      OPTIONS      TOTAL       FUTURES      OPTIONS      TOTAL      FUTURES   OPTIONS   TOTAL
-----------------------     ----------   ---------   ----------   ----------   ---------   ----------   -------   -------   -----
Light Sweet Crude.........  33,919,385   7,733,869   41,653,254   33,770,182   8,438,165   42,208,347       .4%     -8.3%    -1.3%
Henry Hub Natural Gas.....  14,196,434   6,121,814   20,318,248   18,978,788   8,731,198   27,709,986    -25.2%    -29.9%   -26.7%
Heating Oil...............   8,696,995     468,608    9,165,603    7,507,988     412,763    7,920,751     15.8%     13.5%    15.7%
New York Unleaded
  Gasoline................   8,772,549     534,328    9,306,877    8,050,375     581,121    8,631,496      8.9%     -8.1%     7.8%

Metals Markets -- COMEX Division

     Compared to the comparable periods in 2002, total futures and options trading volume for COMEX Division increased 57.0% to 6.8 million contracts in the third quarter of 2003, and increased 35.7% to 17.4 million for the nine-months ended September 30, 2003.

     Gold trading activity soared year-to-date in 2003, with futures increasing 34.0% and options increasing 126.1% from the comparable period a year ago. The increase in the Gold contract volume was driven in part, by world tensions, a rebounding economy, and a weakening U.S. currency. Silver futures activity increased 25.8% in the nine-months ended September 30, 2003 compared to the same period a year ago. Accelerated economic growth and a weaker U.S. currency propelled the increase for this metal which serves both as an industrial and precious metal. Copper futures volume experienced strong growth year-to-date 2003. Futures volume rose nearly 10% over last year's third quarter. Increased global industrial production, particularly in the Far East, was the primary reason for this increase.

     The following table sets forth trading volumes for the Company's major metals futures and options products.

                                                                                                      PERCENTAGE CHANGE
                                          3Q03                               3Q02                 -------------------------
QUARTERLY COMPARISON         FUTURES     OPTIONS      TOTAL      FUTURES    OPTIONS     TOTAL     FUTURES   OPTIONS   TOTAL
--------------------        ---------   ---------   ---------   ---------   -------   ---------   -------   -------   -----
Gold......................  3,063,106   1,544,413   4,607,519   2,206,536   465,064   2,671,600    38.8%     232.1%   72.5%
Silver....................  1,186,201     175,327   1,361,528     742,330   116,871     859,201    59.8%      50.0%   58.8%
High Grade Copper.........    773,369       9,007     782,376     762,674     8,931     782,376     1.4%       0.9%    1.4%

                                                                                                       PERCENTAGE CHANGE
                                         3Q03                                3Q02                  -------------------------
YEAR-TO-DATE                FUTURES     OPTIONS      TOTAL      FUTURES     OPTIONS      TOTAL     FUTURES   OPTIONS   TOTAL
------------               ---------   ---------   ---------   ---------   ---------   ---------   -------   -------   -----
Gold.....................  8,970,852   3,214,660   12,185,512  6,695,917   1,421,938   8,117,855    34.0%     126.1%   50.1%
Silver...................  3,022,618     387,848   3,410,466   2,402,456     447,375   2,849,831    25.8%     -13.3%   19.7%
High Grade Copper........  2,322,554      24,732   2,347,286   2,118,274      25,525   2,143,799     9.6%      -3.1%    9.5%

Results of Operations

     For the third quarter and nine-months ended September 30, 2003

     Net income, as well as basic and diluted earnings per share, decreased 68% and 48% in the three and nine-month periods ended September 30, 2003, from the comparable periods in 2002.

     Revenue

     The Company's principal sources of revenues are clearing and transaction fees derived from trades executed on its exchanges and cleared through its clearinghouse, and market data fees derived from the dissemination of the Company's futures and options contract information. Total operating revenues were slightly higher in the three and nine-month periods ended September 30, 2003 than the comparable periods in 2002.

     Clearing and Transaction Fees

     The levels of clearing and transaction fees are primarily dependent upon the volumes of trading activity conducted on the Company's exchanges and cleared by the Company's clearinghouse. Clearing and transaction fees decreased 5% in the third quarter and 3% in the nine-month period ended September 30, 2003 from the comparable periods of 2002. The decrease in the third quarter was primarily due to an increase in the amount of fees refunded to members under the Company's proprietary fee reduction program. Partially offsetting this decline were revenues from contracts cleared through NYMEX ClearPort(SM) Clearing Services. The decrease in the nine-months ended September 30, 2003 was driven by an increase in the amount of fees refunded to members under the proprietary fee reduction program, which was partially offset by revenues from increased trading and clearing volumes. Average clearing and transaction fee revenue per contract was $0.98 and $1.06 in the third quarter of 2003 and comparable period of 2002. For the nine-month periods ended September 30, 2003 and 2002, average revenue per contract was $1.03 and $1.10. The Company charges higher fees for electronic trading than for floor trading and NYMEX ClearPort(SM) Clearing. During 2003, the Company increased the level of fees refunded to members through its proprietary fee reduction program. The effect of this increase offsets growth in average revenue per contract that resulted from higher proportions of electronic trading and clearing.

     In September 2003, the Company announced that effective October 1, 2003, the level of fees paid to NYMEX Division members under its proprietary fee reduction program would be reduced by 50%, and that the program in its current form would be eliminated on December 31, 2003. It is expected that the reduction and elimination of this will result in increased levels of clearing and transaction fees. Although the current program is being eliminated, the Company may introduce similar programs in the future.

     Market Data

     Market data revenues consist primarily of fees charged to market data subscribers for the use of the Company's futures and options contract information. These fees are charged on a per-subscriber basis and fluctuate as the number of subscribers change. Market data revenues decreased 7% in the third quarter of 2003 and 3% for the nine-month period ended September 30, 2003, from the comparable periods of 2002 as a result of a decline in the number of subscriber units.

     Other Revenue

     Other revenue increased 109% and 87% in the three and nine-month periods ended September 30, 2003 from the comparable periods of 2002. The increase was primarily due to a large compliance fine levied on one of the Company's clearing members during the third quarter 2003 and rental income from a lease agreement between the Company and the New York Board of Trade ("NYBOT").

     Operating Expenses

     Total operating expenses increased 15% and 13% in the three and nine-month periods ended September 30, 2003 from the comparable periods of 2002.

     Salaries and employee benefits increased 22% and 19% in the three and nine-month periods ended September 30, 2003 from the comparable periods in 2002. The increases were due to an increase in employee bonus accruals, severance incurred in the third quarter of 2003, higher staffing levels and lower levels of capitalized compensation expense related to internal software development activities.

     Occupancy and equipment expenses increased 22% and 18% in the three and nine-month periods ended September 30, 2003 from the comparable periods in 2002, primarily due to rent expense for the Company's new disaster recovery site.

     Professional services increased 12% and 14% in the three and nine-month periods ended September 30, 2003 from the comparable periods in 2002. The increases were primarily due to the Company's involvement in certain ongoing litigation and additional expenses associated with the reconfiguration of the COMEX Division trading floor to accommodate NYBOT's trading operation.

     General and administrative expenses increased 45% and 53% in the three and nine-month periods ended September 30, 2003. The increases were primarily due to the implementation of the certain programs designed to provide incentives to third parties to place business with the Company in 2003. These programs were not in place in 2002. Also contributing to the increase were litigation-related expenses and higher insurance costs related to increases in property insurance premiums, which were driven by a weakened insurance market subsequent to the September 11, 2001 terrorist attacks.

     Depreciation and amortization of property and equipment, net of deferred credit amortization, decreased by 8% and 6% in the three and nine-month periods ended September 30, 2003 from the comparable periods in 2002. The decreases were primarily due to lower amortization of capitalized software development costs. During 2002, the Company wrote off capitalized computer software that management deemed to have no meaningful remaining useful life.

     Telecommunications increased by 191% and decreased 34% in the three and nine-month periods ended September 30, 2003 from the comparable periods in 2002. The increase in the third quarter was due primarily to the recognition in the third quarter of 2002 of a credit which was recorded when the Company realized a more favorable charge than it had anticipated for the termination of certain telecommunications services.

     For the nine-months ended September 30, 2002, the Company recognized a net charge related to the termination of these services. Telecommunication expenses for the nine-month period ended September 30, 2003 declined due to the absence of this termination charge. An increase in data communications expense related to the Company's new business recovery site, partially offset this reduction in telecommunications costs.

     Marketing and other expenses decreased 33% in the three month period ended September 30, 2003 from the comparable periods in 2002. The decrease was primarily due to larger advertising expenditures in the third quarter of 2002 due to the launch of NYMEX ClearPort(SM) and e-miNY initiatives. These costs increased by 4% during the nine-month period due primarily to an increase, in the fourth quarter of 2002, in the Company's contribution toward member medical benefits.

     Other Income

     Investment income, net of investment advisory fees, decreased 69% in the quarter and 31% in the nine-month period ended September 30, 2003 from the comparable periods in 2002. The Company's investment portfolio is invested principally in municipal bonds. Portfolio market values were unfavorably impacted during the third quarter of 2003 due to the large sell off of bonds. Unrealized losses at September 30, 2003 were the primary reason for the quarter and year to date declines.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 45.1% and 48.2% for the nine-months of 2003 and 2002. The effective tax rate declined in 2003 due to a higher proportion of tax-exempt earnings to pre-tax income.

FINANCIAL CONDITION AND CASH FLOWS

Liquidity and Capital Resources

     The Company has made, and expects to continue to make, significant investments in technology. Capital expenditures were $3.7 million during the third quarter of 2003 and $10.0 million year to date. Future cash flows will benefit from the occupancy of NYBOT in the Company's headquarters building in the third quarter of this year. The Company had $116.3 million in cash, cash equivalents, reverse repurchase agreements and marketable securities at September 30, 2003. On April 14, 2003, the Exchange received a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor's Rating Services ("S&P").

     Cash Flow

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                       (IN THOUSANDS)                         --------   --------
Net cash provided by (used in):
  Operating activities......................................  $ 29,077   $ 41,300
  Investing activities......................................   (19,541)   (44,920)
  Financing activities......................................    (7,500)        --
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........  $  2,036   $ (3,620)
                                                              ========   ========

     Net cash provided by operating activities was $29.1 million, driven by net income before non-cash depreciation expense, capital asset disposition losses and the provision for income taxes.

     Investing activities in 2003 included the ongoing investment of operating cash flows in the Company's investment portfolio and the acquisition of certain assets of TradinGear.com ("TG"), a trading software development and licensing company. The primary asset purchased was TG's trade-matching engine, which the Company had been licensing from TG. The Company intends to use this software as the foundation for its electronic trading strategy, NYMEX ClearPort(SM) Trading. In January 2003, the Company distributed to its shareholders the $5 million dividend it had declared in December 2002. On July 9, 2003, the Company declared a $2.5 million dividend to shareholders of record as of July 15, 2003, which was paid on August 4, 2003.

     Working Capital

                                                                   (IN THOUSANDS)
                                                         ----------------------------------
                                                         AT SEPTEMBER 30,   AT DECEMBER 31,
                                                               2003              2002
                                                         ----------------   ---------------
Current assets.........................................      $236,228          $212,709
Current liabilities....................................       139,764           119,697
                                                             --------          --------
Working capital........................................      $ 96,464          $ 93,012
                                                             ========          ========
Current ratio..........................................          1.69              1.78

     Current assets at September 30, 2003 increased 11% from year-end 2002 due to increases in securities purchased under agreements to resell, clearing deposits and guaranty funds, and other current assets. Clearing deposits and guaranty funds represent the cash component of clearing member deposits into the guaranty funds, which provide capital for the Company's clearing business, and the cash component of house and customer margin deposits posted by clearing members with the Company's clearinghouse. The Company may invest this cash, subject to significant restrictions, for its own benefit and, therefore, reflects these funds as current income-producing assets with the equivalent offsetting liabilities to the respective clearing members.

     Current liabilities at September 30, 2003 increased by 17%, from year-end 2002, primarily due to accrual of bonus compensation, which is paid in December, severance costs incurred during 2003 as well as a rise in income taxes payable.

     Future Cash Requirements

     As of September 30, 2003, the Company had long-term debt of $91.6 million and short-term debt of $2.8 million. This debt consisted of the following:

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

     A summary of the Company's future cash payments associated with its contractual cash obligations outstanding as of September 30, 2003 as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table below (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                     LESS THAN                           AFTER 5
CONTRACTUAL OBLIGATION                1 YEAR     1-3 YEARS   4-5 YEARS    YEARS      TOTAL
----------------------               ---------   ---------   ---------   --------   --------
Long-term debt principal...........   $ 2,817     $ 5,634     $ 5,634    $ 80,315   $ 94,400
Debt interest......................     7,153      13,674      12,831      56,666     90,324
Operating leases...................     2,279       5,435       5,171       6,555     19,440
Other long-term obligations(1).....       934       2,243       2,921       6,218     12,316
                                      -------     -------     -------    --------   --------
Total..............................   $13,183     $26,986     $26,557    $149,754   $216,480
                                      =======     =======     =======    ========   ========

---------------

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

  Clearing and Transaction Revenues

     The largest source of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated on the Company's exchanges. Clearing and transaction fees receivable are monies due the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Members' equity interests collateralize fees owed to the Company. At the end of September 30, 2003 and December 31, 2002, no clearing and transaction fees receivable balance was greater than the member's equity interests. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's equity interest in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits of $500,000 were recorded as a reduction of clearing and transaction fees receivable at September 30, 2003 and December 31, 2002. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

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

     The Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity during the third quarter of 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 had no impact on the Company's condensed consolidated results of operations, financial position, or cash flows.

     The Company adopted Financial Accounting Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, effective January 1, 2003. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's unaudited condensed consolidated results of operations, financial position or cash flows.

BUSINESS HIGHLIGHTS

     On July 21, 2003, the Company extended its agreement with Koch Supply & Trading, LP, for Koch Metals to act as the specialist market maker for its aluminum futures contract. Koch Metals, through its designated floor broker, will maintain an orderly, two-sided market throughout the open outcry session for aluminum futures.

     On September 3, 2003, a NYMEX Division seat sold for a record $1,625,000, topping the three seats that sold for $1,500,000 on August 20, 2003. Ownership of a seat on the NYMEX Division also represents a share of common stock in NYMEX Holdings, as well as a Class A membership on NYMEX Exchange.

     On September 22, 2003, the Company announced that the 2 millionth Henry Hub natural gas swap futures contract was posted for clearing through the NYMEX Exchange ClearPort(SM) Clearing website. The Henry Hub natural gas swap is a financially settled futures contract for natural gas transactions at the Henry Hub, the principal pricing point for natural gas in North America. The contract is one of 66 energy futures contracts that can be transacted off of the Exchange and submitted to the Exchange clearinghouse.

     On September 24, 2003, the Company announced a record 4,326 heating oil futures contracts were traded on the NYMEX ACCESS(R) electronic trading system, surpassing the previous record of 3,910 contracts traded in the February 27 overnight session.

     On August 14 and 15, 2003, New York City experienced an electrical blackout, which disrupted the Company's business. The blackout did not have a material effect on the Company's unaudited condensed consolidated results of operations, financial position or cash flows and the Company expects to be reimbursed for these business losses incurred during this period from its insurance carrier.

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

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                             AT SEPTEMBER 30, 2003

                                                                                   WEIGHTED
                                                                                    AVERAGE
YEAR                                                          PRINCIPAL AMOUNT   INTEREST RATE
----                                                          ----------------   -------------
ASSETS
MUNICIPAL BONDS AND TREASURIES
2003........................................................      $    355           3.43%
2004........................................................      $    821           5.04%
2005........................................................      $  2,998           4.49%
2006........................................................      $  7,452           4.66%
2007........................................................      $ 10,886           4.64%
2008 and thereafter.........................................      $ 35,637           4.40%
                                                                  --------
Total.......................................................      $ 58,149            N/A
Fair Value..................................................      $ 62,319            N/A
LIABILITIES
CORPORATE DEBT
2003........................................................      $  2,817           7.69%
2004........................................................      $  2,817           7.71%
2005........................................................      $  2,817           7.71%
2006........................................................      $  2,817           7.72%
2007........................................................      $  2,817           7.73%
2008 and thereafter.........................................      $ 80,281           7.74%
                                                                  --------
Total.......................................................      $ 94,366            N/A
Fair Value..................................................      $123,002            N/A

  Interest Rate Risk

     Current Assets. In the normal course of business, the Company invests primarily in fixed income securities. Marketable securities bought by the Company are typically held for the purpose of selling them in the near term and are classified as trading securities. Unrealized gains and losses are included in earnings. For the nine-months ended September 30, 2003 and the year ended December 31, 2002, the Company had net investment income of $3.4 million and $5.7 million. Accordingly, a substantial portion of the Company's investment income depends upon its ability to continue to invest monies in these instruments at prevailing interest rates and market prices. The fair value of these securities at September 30, 2003 and December 31, 2002 were $66.3 million and $67.0 million. The change in fair value, using a hypothetical 10% decline in prices, is estimated to be $6.6 million for September 30, 2003 and $6.7 million for December 31, 2002. The

Company also invests in U.S. government securities and reverse repurchase agreements and maintains interest-bearing balances in its trading accounts with its investment managers. Financial instruments with maturities of three months or less when purchased are classified as cash equivalents in the unaudited condensed consolidated balance sheets.

     Debt. The interest rate on the Company's long-term debt is a weighted average fixed rate of 7.69%. The Company's fixed rate debt is exposed to the risk that the fair market value of its debt will increase in a declining interest rate environment. This would result in the Company paying a redemption premium if it should choose to refinance this debt. Management has not deemed it necessary to employ any interest rate risk management strategies, such as interest rate swap agreements. In the future, as the Company pursues its market strategy, it may become subject to a higher degree of interest rate sensitivity if it is required to borrow at higher or at variable rates. This could significantly increase the Company's future sensitivity to interest rate fluctuations and materially affect, in a negative manner, the Company's future financial position and results of operations. There have been no material changes in the Company's outstanding debt since December 31, 2002.

  Credit Risk

     NYMEX Exchange's bylaws authorizes its Board of Directors to fix annual dues of NYMEX Members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX's Board of Directors may determine. The Company's Board of Directors may waive the payment of dues by all NYMEX Members or by individual Members as it determines. COMEX's bylaws provide its Board of Directors with similar powers relating to dues, assessments and fees with respect to COMEX Members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain Merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX's Board of Directors to impose such fee is subject to the limitations.

     The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and to enforce compliance with rules pertaining to the trading, position sizes and financial condition of Members. As described herein, the Exchange has powers and procedures designed to backstop contract obligations in the event that a contract default occurs on the Exchange including authority to levy assessments on any of the NYMEX Clearing Members if, after a default by another NYMEX Clearing Member, there are insufficient funds available to cover a deficit. The maximum assessment on each NYMEX Clearing Member is the lesser of $30 million or 40% of such NYMEX Clearing Member's capital. Prior to the integration of the COMEX Division's clearing operations into the NYMEX Exchange clearinghouse, the maximum assessment was the lesser of $15 million or 40% of the clearing member's capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our periodic filings under such Exchange Act.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 14th day of November, 2003.

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