Form 10-K
period 2003-12-31
NYMEX HOLDINGS INC
filed 2004-03-05
CIK 1105018

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of February 27, 2004 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of February 27, 2004 was $1,295,400,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of February 27, 2004.

           DOCUMENTS OF WHICH PORTIONS                    PARTS OF FORM 10-K INTO WHICH PORTION
          ARE INCORPORATED BY REFERENCE                       OF DOCUMENTS ARE INCORPORATED
          -----------------------------                   -------------------------------------
Proxy Statement for NYMEX Holdings' March 16, 2004                         III
  Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                         PART I
ITEM 1.              Business....................................................      2
ITEM 2.              Properties..................................................     15
ITEM 3.              Legal Proceedings...........................................     15
ITEM 4.              Submission of Matters to a Vote of Security Holders.........     16

                                         PART II
ITEM 5.........      Market for Registrant's Common Equity and Related
                     Stockholder Matters.........................................     17
ITEM 6.              Selected Financial Data.....................................     17
ITEM 7.........      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................     19
ITEM 7A........      Quantitative and Qualitative Disclosures About Market
                     Risk........................................................     39
ITEM 8.              Financial Statements and Supplementary Data.................     40
ITEM 9.........      Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure....................................     40
ITEM 9A.             Controls and Procedures.....................................     41

                                        PART III
ITEM 10.             Directors and Executive Officers of the Registrant..........     42
ITEM 11.             Executive Compensation......................................     45
ITEM 12........      Security Ownership of Certain Beneficial Owners and
                     Management..................................................     45
ITEM 13.             Certain Business Relationships and Related Transactions.....     45
ITEM 14.             Principal Accounting Fees and Services......................     46

                                         PART IV
ITEM 15........      Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.........................................................     47
                     Signatures..................................................     49
                     Index to Financial Information..............................    F-1
                     Management's Responsibility for Financial Statements........    F-2
                     Independent Auditors' Reports...............................    F-3

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

Code of Ethics

     The Company has adopted a code of ethics for its principal executive officer and senior financial officers. A copy of the Company's code of ethics is attached to this Annual Report on Form 10-K as Exhibit 14 and is also available on the Company's website at www.nymex.com. The Company intends to post on its website material changes, or waivers from, its code of ethics, if any, within two days of any such event. As of March 4, 2004, there were no such changes or waivers.

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

     Since its founding 132 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange's trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon our 2003 volume of approximately 139 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange's markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes.

     The Exchange exists principally to provide facilities to buy, sell and clear commodities for future delivery under rules intended to protect the interests of all market participants. The Exchange itself does not own any commodities, trade futures and options contracts for its own account or otherwise engage in market activities.

The Exchange provides the physical facilities necessary to conduct an open outcry auction market and electronic trading systems and systems for the matching and clearing of all trades executed on the Exchange. Futures and options markets, such as the Exchange, facilitate price discovery and provide financial risk management instruments to a broad array of market participants including commercial entities that produce, consume, trade or have other interests in, underlying commodities. The Exchange believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function by providing the prices at which each trade occurs. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Exchange's clearinghouse helps mitigate counterparty performance risk.

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

     Product Line: The Company has had continued success in maintaining its position as a premier marketplace for the trading of energy and metals futures and options contracts. The underlying marketplace, however, particularly in the energy world, has undergone fundamental changes after the collapse of Enron and the continuing financial weakness in the merchant energy sector.

     In order to respond to these fundamental shifts, the Company has focused on developing new products that provide an array of relevant products and risk management tools to the energy industry. In 2002, the Company launched an initiative that was originally called the over-the-counter ("OTC") clearing initiative, which is now provided as the service entitled NYMEX ClearPort(SM) Clearing. This initiative, among other things, was intended to alleviate some of the credit issues in the marketplace by use of the clearinghouse and to offer market participants the advantages of reduced costs by offsetting positions. In 2002, the Company introduced 57 products for clearing only and for clearing and trading, including electricity, natural gas basis and crude oil swaps futures, based on commonly traded OTC instruments. In 2003, additional products were added to the system, and as of December 12, 2003, open interest in the NYMEX ClearPort(SM) slate of products exceeded one million contracts.

     The Company also believes that there are strategic benefits to be gained by providing ancillary services to energy and metals industry participants in order to provide a full complement of services to these industries. In 2002, the Company commenced a service called NYMEX ClearPort(SM) Confirmations, a confirmation service designed to be used by OTC market participants. While the Company discontinued this service in 2003, the Company continues to review other possible ancillary services that may be provided to the energy and metals industries and anticipates developing and providing additional services.

     Product Reputation and Integrity: As noted above, the Company believes that one of the keys to its future success relates to its financial strength and the strength of its clearinghouse. In 2003, the Company took certain steps to strengthen its clearing mechanism. In May 2003, the Company eliminated separate guaranty funds for the NYMEX and COMEX Divisions and created a single guaranty fund along with rules that increase the responsibility of clearing members for a default on either division. In addition, as an additional safeguard, the Company procured default insurance to cover financial loss beyond its available guaranty fund resources. Finally, the Company is exploring the possibility of implementing a liquidity facility to increase the Company's flexibility with respect to short-term availability of funds in the event of a clearing member default.

     As part of these efforts, the Company sought and received a credit rating from Standard & Poor's Ratings Services which resulted in a long term AA+/short term A-1+ counterparty credit rating.

     Product Distribution: As part of its ongoing strategy, the Company also undertook several measures that are intended to expand the customer base of the marketplace by broadening access to its markets. The Company believes that certain ways in which the product base can be enriched is to provide for a broader distribution network for products as well as providing products which attract an expanded class of investors other than those who have traditionally used the Company's markets.

     The Company has also looked towards use of its electronic trading systems to expand customer access to its markets. The Company continued to expand customer access to its NYMEX ACCESS(R) electronic trading system in accordance with the Company's decision to eliminate previous restrictions on users of the system. During the year 2003, the number of users on the system increased to approximately 1,800. In addition, as further discussed below, the Company phased in the use of a new trade matching system that is designed to facilitate ease of access into the markets by permitting customer proprietary or third-party software to be connected to the Company's systems by means of an application programming interface ("API").

     The Company has also endeavored to implement this strategy by means of certain domestic and international alliances. For example, in 2002, the Company commenced an alliance with the Chicago Mercantile Exchange ("CME") and offered newly created smaller sized versions of NYMEX Exchange crude oil and natural gas futures contracts ("e-miNY(SM)") for trading on the CME's GLOBEX(R) electronic trading platform and clearing through the Company's clearinghouse. This product is intended to provide not only another risk management tool to energy participants, but it is hoped that such a product will attract more public non-commercial customers to the Company's marketplace while leveraging the GLOBEX(R) system's distribution system.

     The Company also attempts to internationalize its customer base, in large part by undertaking a marketing effort to introduce risk management analysis and techniques to potential customers abroad. Toward achieving that end, the Company originally placed NYMEX ACCESS(R) terminals (now replaced by internet-based NYMEX ACCESS(R)) in various physical commodity trading centers, including the United Kingdom and in Australia (through a linkage with the Sydney Futures Exchange). The Company continues to implement this strategy by ensuring that its new initiatives, including NYMEX ClearPort(SM), have similar international distribution and has received approval for that system in additional jurisdictions including, among other locations, Switzerland and Hong Kong.

     Technology: The Company has both enhanced and improved its technology to facilitate increased efficiency and to enhance its competitive posture. In 2003, the Company has developed and continued to refine trade-matching technology that it believes can provide the flexibility required to support these expanded business needs. In the first quarter of 2003, the Company launched the NYMEX ClearPort(SM) Trading system. The Company continues to upgrade the system to support the specific functional needs of its customers. At this point, assuming that the system continues to provide the anticipated reliability, functionality, flexibility and scalability, it is anticipated that NYMEX ClearPort(SM) Trading will over time become the mechanism through which all electronic trading on the Exchange will be conducted.

     The Company has also taken a number of steps with respect to its technological infrastructure to improve the operational efficiency of the Company and its customers. These steps have included measures intended to create a common hardware and operating environment for the Company's systems. Thus, the Company hopes to combine its expertise and leadership as an exchange with state-of-the-art technology in order to provide users with a comprehensive system in commodity risk management.

Principal Products

     NYMEX Division

     NYMEX Exchange is the leading commodity exchange for trading energy futures and options contracts, including contracts for crude oil, heating oil, unleaded gasoline, propane, electricity and natural gas and is a leading exchange for trading platinum group metals futures and options, including contracts for platinum and palladium.

     The following tables set forth the annual volumes and year end open interest for futures and options products traded and cleared on the NYMEX Division. Volumes are expressed as "round turn" trades, which are matched buys and sells of the underlying contracts. Open interest represents the number of contracts at December 31, for which clearing members and their customers are obligated to the Exchange and are required to make or take future delivery of the physical commodity (or in certain cases be cash settled), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

                  NYMEX DIVISION CONTRACTS TRADED AND CLEARED
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                            2003                2002                2001                2000                1999
                      -----------------   -----------------   -----------------   -----------------   -----------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Light sweet crude
  oil...............  45,437    10,237    45,679    11,461    37,531     7,726    36,883     7,460    37,860     8,162
Henry Hub natural
  gas...............  19,037     8,742    24,358    10,966    16,468     5,974    17,875     5,336    19,165     3,849
N.Y. heating oil....  11,582       669    10,695       602     9,264       705     9,631     1,386     9,201       696
N.Y. Harbor unleaded
  gasoline..........  11,172       616    10,980       722     9,224     1,040     8,645     1,012     8,701       600
Other...............     916       251       557       117       294        31       427        66       842       114
                      ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Total...............  88,144    20,515    92,269    23,868    72,781    15,476    73,461    15,260    75,769    13,421
                      ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

                     NYMEX DIVISION CONTRACTS OPEN INTEREST
                                AT DECEMBER 31,
                                 (IN THOUSANDS)

                            2003                2002                2001                2000                1999
                      -----------------   -----------------   -----------------   -----------------   -----------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Light sweet crude
  oil...............     600       733       581     1,167       419       692      408        533      502        557
Henry Hub natural
  gas...............     318       740       380       987       404       766      353        514      247        370
N.Y. heating oil....     138        56       166        71       150        66      125        148      135         58
N.Y. Harbor unleaded
  gasoline..........     108        21       115        48       121        35       90         39       90         46
Other...............      34        20        12        17         9         2       11          6       21          7
                       -----     -----     -----     -----     -----     -----      ---      -----      ---      -----
Total...............   1,198     1,570     1,254     2,290     1,103     1,561      987      1,240      995      1,038
                       =====     =====     =====     =====     =====     =====      ===      =====      ===      =====

     COMEX Division

     The COMEX Division provides futures and options trading of precious metals including gold and silver, as well as base metals including copper and aluminum contracts. The Company's gold and silver futures and options contracts are the world's principal exchange-traded instruments for these commodities.

     The following tables set forth annual volumes and year-end open interest for futures and options contracts traded and cleared on the COMEX Division.

                  COMEX DIVISION CONTRACTS TRADED AND CLEARED
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                            2003                2002                2001                2000                1999
                      -----------------   -----------------   -----------------   -----------------   -----------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Gold................  12,236     4,310     9,018     1,949     6,785     1,975     6,643     2,084     9,576     2,816
Silver..............   4,111       560     3,136       535     2,569       483     3,117       579     4,158       726
High grade copper...   3,089        47     2,807        33     2,857        51     2,778        65     2,853       161
Other...............     107         3        74        --        48        --        88        --        59        --
                      ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
Total...............  19,543     4,920    15,035     2,517    12,259     2,509    12,626     2,728    16,646     3,703
                      ======     =====    ======     =====    ======     =====    ======     =====    ======     =====

                     COMEX DIVISION CONTRACTS OPEN INTEREST
                                AT DECEMBER 31,
                                 (IN THOUSANDS)

                            2003                2002                2001                2000                1999
                      -----------------   -----------------   -----------------   -----------------   -----------------
                      FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS   FUTURES   OPTIONS
                      -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Gold................    279       621       207       213       115       202       111       303       156       630
Silver..............    102        61        81        48        63        69        72        62        76        64
High grade copper...     88        11        80         3        74        11        70         5        72        12
Other...............      9        --         9        --         3        --         3        --         2        --
                        ---       ---       ---       ---       ---       ---       ---       ---       ---       ---
Total...............    478       693       377       264       255       282       256       370       306       706
                        ===       ===       ===       ===       ===       ===       ===       ===       ===       ===

     NYMEX ClearPort(SM) Clearing

     NYMEX ClearPort(SM) Clearing provides for the clearing, through the Company's clearinghouse, of off-exchange futures trades executed in the OTC market. The following tables set forth futures contract clearing volumes and year end open interest for NYMEX ClearPort(SM) Clearing since its launch in the second quarter of 2002.

                 NYMEX CLEARPORT(SM) CLEARING CONTRACTS CLEARED
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                FUTURES
                                                              ------------
                                                              2003    2002
                                                              -----   ----
Natural gas.................................................  5,641   527
Electricity.................................................    255     7
Petroleum products..........................................    106    --
Coal........................................................      2    --
                                                              -----   ---
Total.......................................................  6,004   534
                                                              =====   ===

                   NYMEX CLEARPORT(SM) CLEARING OPEN INTEREST
                                AT DECEMBER 31,
                                 (IN THOUSANDS)

                                                                FUTURES
                                                              ------------
                                                              2003    2002
                                                              -----   ----
Natural gas.................................................    956   287
Electricity.................................................     41     5
Petroleum products..........................................     30    --
Coal........................................................      1    --
                                                              -----   ---
Total.......................................................  1,028   292
                                                              =====   ===

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

     Open Outcry Trading

     Open outcry trading takes place at the Company's state-of-the-art facility located at One North End Avenue. Trading is conducted on trading floors, one for each division of the Exchange. Open outcry trading represented approximately 92% of total futures and options contract volume executed and/or cleared on the Exchange in 2003.

     Electronic Trading and Clearing

     The Company provides innovative, state-of-the-art trading systems and facilities to enable it to serve efficiently its customers. To support its expanding international business and product base, the Company has made sizable investments to create and to maintain a global electronic trading platform.

     Electronic Trading -- NYMEX ACCESS(R)

     The Exchange launched its NYMEX ACCESS(R) electronic trading system in June 1993. NYMEX ACCESS(R) permits the trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, platinum, gold, silver, copper, aluminum, propane and palladium. The system was originally active solely when NYMEX Exchange's trading floor was closed; however, the Exchange expanded the use of the system to enable both day and nighttime trading of certain products. As of December 31, 2003, approximately 1,800 users were enabled to trade over the system.

     Trading on NYMEX ACCESS(R) achieved a record volume level during 2003 of approximately 5.8 million contracts, which accounted for 4% of the Exchange's total trading and clearing volume. Volume on NYMEX ACCESS(R) has rapidly grown, increasing 20% in 2003, 88% in 2002, and 25% in 2001. A new upgraded version of NYMEX ACCESS(R), using a browser-based interface, was launched in September 2001. The new system retains the transaction matching speed of its predecessor while expanding capacity, and is less costly to operate than the previous version of the system as it is delivered through the internet and no longer requires dedicated telecommunications equipment. Due to the lessening of these constraints, the new version of the system has enabled easier access by a broader customer base.

     Electronic Trading and Trade Clearing -- NYMEX ClearPort(SM)

     In 2002, the Company developed the NYMEX ClearPort(SM) initiative, which is designed to provide an array of services beyond those provided by open outcry trading. There are two major components of this initiative at this time. NYMEX ClearPort(SM) Trading provides a trade execution system for certain energy futures products which are based on commonly-traded OTC instruments. The system was launched in January 2003. The Company anticipates that, assuming the system provides the anticipated reliability, flexibility and scalability, NYMEX ClearPort(SM) Trading will become the mechanism through which all electronic trading on the Exchange will be conducted. NYMEX ClearPort(SM) Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing for specified products. This includes clearing for the products that are part of the OTC clearing initiative launched in May 2002 as well as the interface used to submit Exchange of Futures for Physical ("EFP") and Exchange of Futures for Swaps ("EFS") transactions for energy futures traded as part of NYMEX ClearPort(SM) Trading and a limited number of NYMEX ACCESS(R) products. During 2003, NYMEX ClearPort(SM) Clearing volume represented approximately 4% of total contracts traded and cleared.

     Alliances

     Chicago Mercantile Exchange: In May 2002, The Company executed an agreement with the CME to offer newly created smaller sized versions of crude oil and natural gas futures contracts ("e-miNY(SM)") for trading on the CME's GLOBEX(R) electronic trading platform and clearing through the Company's clearinghouse. The Exchange has developed a smaller sized version of the platinum futures contract and anticipates launching these products in 2004. The agreement also provides for the possibility of development of additional metals and energy-based products. These products are intended to provide not only additional risk management tools to market participants with the anticipation that such products will attract more public non-commercial customers to the Company's marketplace while leveraging the GLOBEX(R) system's distribution system. In addition, the Company and CME offer a cross-margining program based upon the Company's energy products and the CME's Goldman Sachs Commodity Index futures product.

     Sydney Futures Exchange Limited: In 1995, the Company entered into an agreement with the Sydney Futures Exchange Limited ("SFE") whereby SFE members were provided with a link to NYMEX Division products on NYMEX ACCESS(R) through the SFE's SYCOM(R) after hours electronic trading system (now replaced by internet-based NYMEX ACCESS(R)). This linkage was expanded to include certain COMEX Division products in 1996. Pursuant to recent changes in Australian law, NYMEX is required to obtain an Australian Market Operators license by March 2004. NYMEX is in the process of pursuing such a license. In the event NYMEX is unable to receive a license or a temporary exemption, the linkage shall cease.

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

     Tokyo Commodity Exchange: In 2003, the Company entered into a memorandum of understanding with the Tokyo Commodity Exchange to explore mutual areas of cooperation, including the cross-listing of contracts on each others electronic trading systems and related assistance in procuring approval from the relevant regulators. The Company anticipates that the arrangement will be finalized in the first quarter of 2004.

Clearinghouse Function

     The Exchange serves a clearinghouse function, standing as a financial intermediary on every open futures and option transaction cleared. Specifically, through its clearinghouses, the Exchange guarantees financial performance of obligations owed to buyers and sellers. As such, in the case of a customer or clearing member financial default, to the extent that funds are not otherwise available to the Exchange to satisfy the obligations under the applicable contract, the Exchange may be required to perform the financial obligations.

     NYMEX Division and COMEX Division contracts are cleared through the clearinghouse department within NYMEX Exchange. Prior to May 2003, COMEX Division contracts were cleared through a wholly-owned subsidiary of COMEX, the COMEX Clearing Association, Inc. ("CCA"). In May 2003, the COMEX Division and NYMEX Division clearing operations were consolidated into the NYMEX Division clearinghouse. This consolidation included the transferring of the CCA guaranty fund into a single consolidated Exchange guaranty fund and all of CCA's rights, duties and responsibilities were transferred to NYMEX Exchange.

     As such, NYMEX Exchange provides the operational infrastructure to allow position matching, reporting and margining for each of NYMEX Division's and COMEX Division's contracts. This structure permits parties to trade with one another without individual credit determinations or counterparty credit risk, allows for the daily flow of marked-to-market variation margin payments and allows the Exchange to look to the financial strength of its clearing members.

     As a safeguard to ensure proper settlement of contracts, each clearing member is required to maintain a security deposit, in the form of cash or U.S. treasury securities, ranging from $100,000 to $2.0 million per division, depending upon such clearing member's capital, in a fund known as a guaranty fund. The guaranty fund contained approximately $154.6 million in cash and U.S. treasury securities as of December 31, 2003. The guaranty fund is controlled by NYMEX and may be used to cover the financial defaults of a clearing member on either or both divisions; these amounts on deposit in the guaranty funds, however, are not the property of the Company and are not available to pay debt service. During 2003, the Company obtained a $100 million default insurance policy. This insurance coverage is available to the Company in the event that a default in excess of $130 million occurs which depletes the available guaranty fund and defaulting member clearing deposits.

     The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. In order to guard against default risk with respect to contracts traded on the Exchange, NYMEX Exchange has instituted detailed risk management policies and procedures. In order to manage the risk of financial non-performance, the Exchange (1) has established minimum capital requirements for clearing members; (2) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member's capital; (3) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (4) pays and collects variation margin on a marked-to-market basis at least twice daily; (5) requires clearing members to collect variation margin from their customers; (6) requires deposits to the guaranty fund from clearing members which would be available to cover financial non-performance; and (7) has broad assessment authority to recoup financial losses. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members.

     As part of the Exchange's powers and procedures designed to backstop contract obligations in the event of a default, the Exchange may levy assessments on any of its clearing members if there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member is the lesser of $30 million and 40% of such clearing member's capital.

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

     The Exchange conducts clearing through its Clearing 21(R) system. This system, a highly flexible clearing system, developed jointly with the Chicago Mercantile Exchange, was rolled out in 1999 and is expected to support any anticipated growth in volume or business expansion for the subsequent five to ten years. The Clearing 21(R) system was upgraded in the fall of 2001 to permit clearing member access via the internet. as well as to accommodate an enhanced product base, including the clearing of OTC contracts. The system enables the Exchange to perform functions relating to: banking, settlement, asset management, delivery management, position management and margins.

     The Exchange has an excellent risk management track record. No significant clearing member default has occurred since 1985. The 1985 default was at the CCA prior to the COMEX acquisition, and was promptly resolved. NYMEX Exchange's clearing function enables the Company to guarantee the financial performance of all contracts traded and/or cleared on NYMEX Exchange or COMEX Division.

Market Data

     The Company sells proprietary real-time and delayed market data relating to prices of contracts traded on the Exchange to third parties. The data is distributed to customers through information vendors. Fees from customers are collected by these vendors and remitted to the Exchange. These information vendors include Reuters, Bloomberg, Thompson and DTN, who distribute the data to sub-vendors and subscribers that receive real-time and delayed data. Market data fees contributed 17%, 18%, and 24% of the Company's total consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Competitive Environment

     According to information provided by the Futures Industry Association ("FIA") for the year 2003, the Exchange is the largest physical commodity-based futures exchange in the world and the third largest futures exchange in the United States. The marketplace for the Exchange's contracts exists both in the physical format of open outcry ring trading on the trading floor facilities, and electronically through NYMEX ACCESS(R) and the NYMEX ClearPort(SM) system, which was introduced in January 2003.

     The Exchange encounters competition in all aspects of its business and competes directly with other exchanges, both domestic and foreign, and OTC entities, some having substantially greater capital and resources and offering a wider range of products and services than does NYMEX. The Exchange believes that the principal factors affecting competition involve the integrity of the marketplace provided by the Exchange, the relative prices of services and products it offers, its substantial liquidity base, its worldwide brand recognition and the quality of its clearing and execution technology and services.

     The Company faces the threat of competition from the activities of foreign and emerging exchanges or unregulated exchange-equivalents in the United States. Exchanges designated as "contract markets" or "derivatives transaction execution facilities" can compete with the Exchange in offering market trading of futures and options contracts in both of these formats. In this regard, the Commodity Futures Modernization Act ("CFMA"), enacted in 2000, has created additional opportunities for new competitors to provide trading facilities resulting in an expansion in the number of designated contract markets since the implementation of the CFMA. According to the CFTC, seven new contract market designations have been approved since the implementation of the CFMA. For example, in February 2004, the CFTC approved the designation of the U.S. Futures Exchange, L.L.C., a subsidiary of Eurex Frankfurt AG which operates Eurex Deutschland, a large futures exchange based in Frankfurt, Germany. While this exchange does not directly compete with the Company, this exchange as well as any other new entrant could potentially compete with the Company's markets.

     Moreover, the CFMA increased the ability of competitors to offer unregulated competing products that are financially-equivalent to futures contracts. For instance, the IntercontinentalExchange, Inc., an electronic trading system for various OTC energy products, was created by several large merchant energy and energy companies and currently operates as an "exempt commercial market" under the CFMA. This company is engaged in the trading of several energy instruments which are financially equivalent to those traded on the Exchange. OTC trading of contracts similar to those traded and/or cleared on the Exchange, such as swaps, forward contracts and NYMEX "look-alike" contracts, in which parties directly negotiate the terms of their contracts, represents a significant source of potential competition for the Exchange and could be a significant factor affecting the Exchange's trading volumes and operating revenues if market participants perceive OTC products and exchange-traded futures and options as competing alternatives as opposed to complementary risk management tools.

     The CFMA also expanded the ability of companies to engage in the business of clearing OTC instruments, which previously was not expressly permitted by statute. One of the advantages of a regulated cleared futures instrument versus an OTC instrument is that the existence of a clearinghouse mitigates potential counterparty credit risk in the OTC markets. As such, to the extent that companies are able to enter the business of the clearing of OTC instruments, this may represent a source of competition to the Exchange and could be a significant factor affecting the Exchange's trading volumes and operating revenues. The NYMEX ClearPort(SM) Clearing initiative is the Exchange's effort to enter into this type of business. There are other companies, such as the Guaranty Clearing Corporation, a subsidiary of the Clearing Corporation (formerly the Board of Trade Clearing Corporation), and EnergyClear, which have also commenced operations. The London Clearing House (now known as LCH.Clearnet Limited) has also been registered as a Designated Clearing Organization with the CFTC and has established a clearing arrangement in both the U.S. and the U.K. with the IntercontinentalExchange, Inc.

     Volume on foreign futures and options exchanges is growing as the benefits of risk management through futures and options trading become more appreciated throughout the world and risk management techniques are adopted to meet the needs of local economies. This growing global awareness has not only aided the growth of foreign exchanges but has, to a certain extent, also benefited NYMEX as non-U.S. enterprises become NYMEX members and customers of other NYMEX members. Under present competitive conditions, NYMEX believes that increasingly liquid foreign markets generally have not taken material volume away from NYMEX since volumes on NYMEX continue to grow. At present, the most active and fastest growing futures and options products listed on foreign exchanges (e.g.,Korean and European stock indices; Euro-based and Mexican fixed income products) have not competed with the most active and fastest growing NYMEX products. Nevertheless, such foreign futures and options exchanges may in fact have taken some volume, and may in the future take volume, away from NYMEX.

     In the past year, there has been significant consolidation in the provision of clearing services. In 2003, the CME and the Chicago Board of Trade ("CBT") announced a common clearing link whereby the CME would provide clearing and settlement services for all CBT products. This linkage became fully operational in January 2004. The CME has estimated that it would be clearing approximately 85% of all U.S. futures and futures option volume. In December 2003, the London Clearing House and Clearnet, two significant European clearinghouses, completed a merger to form the LCH.Clearnet Group. To the extent that other entities are able to provide clearing on products which compete with the Company's products and are able to provide benefits to market users from such consolidations, this may represent a source of competition to the Exchange and could be a significant factor affecting trading volumes and operating revenues.

     The Exchange, like other commodity and financial exchanges, is directly affected by such factors as national and international economic and political conditions, broad trends in business and finance, legislation and regulations affecting the national and international financial and business communities (including taxes), currency values, the level and volatility of interest rates, fluctuation in the volume, volatility and price levels in the commodities markets and the perception of stability in the commodities and financial markets. These and other factors can affect the Exchange's volume of trading and the stability and liquidity of the commodities markets. A reduced volume of commodity transactions and reduced market liquidity would result in lower revenues for the Company from transaction and clearing fees. In periods of reduced transactions, the Company's profitability would also likely be adversely affected because certain of its expenses are relatively fixed.

Intellectual Property

     The Company reviews on an ongoing basis the proprietary elements of its business to determine what intellectual property protections are available for these elements. The Company seeks to protect proprietary elements by relying upon the protections afforded by trademark, service mark, copyright, patent and other legal rights and remedies on both a domestic and an international scale. In addition, some of our products are dependent upon licensing of these rights from third parties. For instance, with respect to certain of the products traded and/or cleared on the NYMEX ClearPort(SM) system, the Company has entered into license agreements with Platts and Intelligence Press.

Business Continuity Planning

     As with all other financial institutions, the Company continues to strengthen and upgrade its disaster recovery facilities and capabilities. Some of the steps taken by the Company to achieve this goal are as follows:

     Regulatory

     There currently is limited regulatory oversight or regulations imposed upon exchanges with respect to business continuity planning or disaster recovery in the futures industry. However, the Company looks to other regulatory bodies in the equities and bond markets, and has evaluated the various proposals and white papers submitted by industry and government agencies, as well as our own industry for direction and best practices trends.

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

     Systems and Facilities

     In the past year, the Company's business continuity and disaster recovery facilities have been consolidated into one facility for potential use during an emergency in addition to the One North End Avenue facility. In April 2003, the Company fully migrated into a new back-up trading facility located on a separate power, water, and telecommunications grid. This alternative facility serves as a back-up trading floor, is fully equipped for trading and has an emergency operations center. This new back-up trading floor and data center is located outside of the primary facility's transportation infrastructure. Linking the data centers is high capacity fiber connectivity, allowing fully synchronous communications between main and back-up systems. The Company has also instituted on an annual basis a mock disaster scenario drill to test the efficiency of its business continuity planning.

     Planning

     The Company's current plan provides enterprise-wide business continuity planning that includes all business units, Exchange staff, and member staff. The Company has purchased a complex planning and incident management system and hired a Business Continuity professional to manage the Program. This planning has moved forward enabling the Exchange to build a comprehensive Business Continuity Plan. This planning includes conducting a full Risk Analysis and Business Impact Analysis in order to identify areas of opportunity for preventative measures as well as identify important business functions and prioritize them accordingly. Additionally, the Company is establishing relationships with local business community, law enforcement, and local and regional government emergency agencies to help plan appropriately as well as to provide information sources during a potential crisis.

Recent Developments

     On February 10, 2004, the CFTC issued an order which enables the Exchange to expand the products offered solely for clearing utilizing NYMEX ClearPort(SM) Clearing to include certain options contracts. These options contracts include the average price options on crude oil, heating oil, gasoline, and natural gas which are currently traded via open outcry, as well as cash-settled, European exercise versions of the Exchange's current energy options contracts. It is anticipated that the Exchange will list these products in the first quarter of 2004.

     On February 12, 2004, the Company announced that it established additional retail customer protections supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer and margin funds from the retail customer's account are used to address the default. Retail customers are defined as those who do not otherwise qualify as an "eligible contract participant" under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintain an account at the same clearing firm.

     On February 17, 2004, the Company announced that it had signed a Memorandum of Understanding ("MOU") with the Dubai Development and Investment Authority ("DDIA") to jointly explore the development of the Dubai Mercantile Exchange ("DME"), the first commodity futures exchange in that region. The DME is expected to be structured as a traditional exchange with a trading floor and clearinghouse. The project envisions the establishment of a training institution for empowering the region's talented youth to operate successfully in the modern derivatives environment. The joint project will focus on the creation of new and differentiated products, primarily revolving around commodities such as crude oil, natural gas, electricity futures and metals such as aluminum and gold.

Financial Information about Segments

     Financial information relating to NYMEX Holdings' business segments for each of the three years for the period ended December 31, 2003, can be found in the Notes to the Consolidated Financial Statements set forth in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Working Capital Requirements

     The Company believes its working capital of $99.6 million is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months. In addition, the Company has the ability, and may seek, to raise capital through the issuances of stock in the private and public capital markets. For additional information on working capital, see "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition -- Liquidity and Capital Resources", in this Annual Report on Form 10-K.

Research and Development

     The Company expends significant amounts each year on research for the development of new and improvement of existing commodity contracts, as well as on trading and clearing systems.

     During the years ended December 31, 2003, 2002 and 2001, the Company expended, directly or indirectly, $1.9 million, $9 million, and $13 million respectively, on research, development and certain software engineering activities relating to the design, development, improvement and modification of new and existing contracts, as well as the formulation and design of new processes, systems and improvements to existing ones. The Company anticipates that it will continue to have research and development expenditures to maintain its competitive position during 2004.

Effects of Environmental Regulations

     The Company's services are not subject to environmental regulations.

Number of Employees

     At December 31, 2003, NYMEX Holdings had 481 full-time employees. No employees are covered by labor unions.

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

ITEM 2.  PROPERTIES.

     The Company's primary trading facilities and corporate headquarters are located in a 16-story building in downtown Manhattan. This building, which is on land leased from the Battery Park City Authority for a term expiring on June 17, 2069, is one of five office buildings in a complex known as the World Financial Center. Construction of the 502,000 square foot building was completed in 1997. As of December 31, 2003, the Company leases approximately 157,000 square feet at this facility to 38 tenants who are member firms and non-member retail and other tenants.

     The Company's largest tenant is the Board of Trade of the City of New York, Inc. ("NYBOT"), which entered into a lease with the Company in 2002. Under this lease, which expires in 2013, NYBOT leases approximately 13,000 square feet of the trading floor that is also occupied by COMEX Division, and approximately 45,000 square feet of office space. Rent commenced on various occupancy dates during 2003.

     The Company's permanent disaster recovery site is located at a facility outside of New York City and operates on a different power grid than its headquarters building. This site has fully operational trading floors to facilitate both NYMEX Division and COMEX Division open outcry auction trading, and houses a data center that is continuously connected to the Company's headquarters to provide full systems and data redundancy. The Company leases the space for this site. The lease, which is for 39,381 square feet, began in the fourth quarter 2002 and expires in 2013. Prior to occupying this site, the Company's back-up data center was located at a temporary recovery site in New Jersey, which was occupied under a short-term lease that expired when the Company completed the transition to its permanent recovery site in April 2003.

     The Company had previously leased 17,000 square feet of space at 22 Cortlandt Street in New York, New York. This space had been used as the Company's backup data center prior to the September 11, 2001 World Trade Center terrorist attacks. The Company has not utilized this facility due to the damage it sustained as a result of the terrorist attack. The term of this lease originally expired in March 2010, and contained certain provisions for early termination in the event the premises could not be occupied. The Company believes that the inaccessibility of the premises subsequent to the World Trade Center terrorist attack satisfied the conditions for early termination, and notified the landlord to that effect. The Company is currently pursuing its rights under these provisions.

     The Company also leases office space in Houston, Texas and London, England, where it conducts marketing activities.

     The Company's management believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained for the immediate future. The Company's facilities are effectively utilized for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2003. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has been named as a defendant in the following legal actions:

eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and was transferred to United States District Court for the Southern District of New York. NYMEX

Exchange was served with a summons and complaint on or about May 10, 1999. This was a patent infringement case relating to the Company's electronic trading system. This matter was settled on December 18, 2003.

Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action was pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This was a case of alleged ethnic discrimination case. Plaintiff sought an unspecified amount of compensatory and punitive damages. The plaintiff filed a Note of Issue on or about September 27, 2002. This matter was settled on January 27, 2004.

New York Mercantile Exchange v. GlobalView Software, Inc.   On April 27, 2001,
NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County) against GlobalView Software, Inc. ("GlobalView") NYMEX Exchange sought to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it sought to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. This case was settled on May 6, 2003.

New York Mercantile Exchange v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. ("ICE"). The amended complaint alleges claims for (a) copyright infringement by ICE arising out of ICE's uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE, (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of
Section 2 of the Sherman Act, 15 U.S.C. sec. 2, for NYMEX Exchange's allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (2) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange's Settlement Prices which are allegedly an "essential facility"; (4) a claim for purported violation of
Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange's response to the counterclaims was served on February 26, 2003. On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead. On about August 28, 2003, the NYMEX Exchange was served with ICE's First Amended Counterclaims in which ICE makes four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging. This case is ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

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

     Due to the absence of an established public trading market and the limited number and disparity of bids made for shares through year-end 2003, bid prices for shares tend to be unrepresentative of the actual sales price of a share. The high and low sales prices for a share of NYMEX Holdings Common Stock coupled with NYMEX Division trading rights are reflected in the following seat sale prices for each quarter of 2003 and 2002.

2003                                                             HIGH         LOW
----                                                          ----------   ----------
First Quarter...............................................  $1,325,000   $1,150,000
Second Quarter..............................................  $1,356,000   $1,170,000
Third Quarter...............................................  $1,625,000   $1,500,000
Fourth Quarter..............................................  $1,625,000   $1,500,000

2002
----
First Quarter...............................................  $  900,000   $  825,000
Second Quarter..............................................  $1,050,000   $  920,000
Third Quarter...............................................  $1,100,000   $1,000,000
Fourth Quarter..............................................  $1,300,000   $1,000,000

     Dividend Policy -- On November 7, 2002, the Company's board of directors declared a dividend of $6,127 per share to stockholders of record as of January 2, 2003. On July 9, 2003, the board of directors declared a dividend of $3,064 per share to stockholders of record as of July 15, 2003. On December 3, 2003, the board of directors declared a dividend of $3,064 per share to stockholders of record as of December 31, 2003. Prior to the November 7, 2002 declaration, the Company had never paid dividends to its stockholders. The Company expects to pay discretionary future dividends based upon continued profitability.

     Number of Holders of Common Stock -- There were 599 holders of record of the Company's common stock as of February 27, 2004.

     Changes in Securities and use of Proceeds -- Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED).

     The following table sets forth selected consolidated financial and other information for the Company. The balance sheet and operating data as of and for each of the years in the five-year period ended December 31, 2003 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" in this document, the consolidated financial statements and the notes thereto, and other financial information, included in this report. Certain reclassifications have been made to prior periods to conform to the current presentation.

                              NYMEX HOLDINGS, INC.
                            SELECTED FINANCIAL DATA

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                      2003         2002        2001       2000       1999
                                                   ----------   ----------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS,
                                                                    RATIOS AND EMPLOYEES)
OPERATING DATA
  Revenue
    Clearing and transaction fees, net(1)........  $  139,731   $  140,763   $104,302   $ 92,500   $105,206
    Market data fees.............................      31,700       33,459     34,313     33,622     34,689
    Other(2).....................................      12,737       14,982      5,666      4,747      4,540
                                                   ----------   ----------   --------   --------   --------
    Total revenues...............................     184,168      189,204    144,281    130,869    144,435
                                                   ----------   ----------   --------   --------   --------
  Expenses
    Salaries and employee benefits...............      54,401       49,121     50,443     50,098     47,752
    Occupancy and equipment......................      26,664       24,364     20,663     19,921     16,934
    Depreciation and amortization(3).............      24,679       20,926     16,024     13,862     10,966
    General and administrative...................      23,314       17,737     12,848     13,512     12,062
    Professional fees............................      17,427       17,954     12,753     15,625      8,424
    Telecommunications...........................       5,934        7,639     10,878     10,767     11,860
    Marketing....................................       2,080        2,633      1,721      2,446      2,537
    Other expenses...............................       8,652        9,445      7,203      4,905      4,984
    Demutualization expenses(4)..................          --           --         --      4,281        593
    Amortization of goodwill(5)..................          --           --      2,153      2,153      2,153
    Impairment and disposition loss..............       2,340       12,583      5,114        857      1,298
                                                   ----------   ----------   --------   --------   --------
    Total operating expenses.....................     165,491      162,402    139,800    138,427    119,563
                                                   ----------   ----------   --------   --------   --------
    Income (loss) from operations................      18,677       26,802      4,481     (7,558)    24,872
  Other income (expenses)
    Investment income, net.......................       4,501        5,714      4,643      9,355      3,942
    Interest expense.............................      (7,237)      (7,455)    (7,662)    (7,718)    (7,721)
                                                   ----------   ----------   --------   --------   --------
  Income (loss) from operations before income tax
    provision....................................      15,941       25,061      1,462     (5,921)    21,093
  Income tax (benefit) provision.................       7,061       12,762        782     (3,140)     8,903
                                                   ----------   ----------   --------   --------   --------
  Net income (loss)..............................  $    8,880   $   12,299   $    680   $ (2,781)  $ 12,190
                                                   ==========   ==========   ========   ========   ========
BALANCE SHEET DATA (PERIOD END)
  Total assets...................................  $  477,676   $  462,755   $415,591   $500,131   $423,087
  Total tangible assets (excluding goodwill and
    other intangible assets).....................  $  459,475   $  446,387   $399,262   $481,649   $402,452
  Total liabilities..............................  $  372,261   $  361,220   $321,715   $415,471   $329,901
  Long-term borrowings...........................  $   88,732   $   91,551   $ 94,368   $ 97,185   $100,000
  Total debt (including short-term portion)......  $   91,549   $   94,368   $ 97,185   $100,000   $100,000
  Total shareholders' equity.....................  $  105,415   $  101,535   $ 94,236   $ 84,659   $ 93,202
OTHER DATA
  Book value per share(6)........................  $  129,185   $  124,430   $115,485   $103,749   $114,218
  Cash dividends declared per common share(7)....  $    9,191   $    6,127   $     --   $     --   $    N/A
  Current ratio(8)...............................         1.7          1.8        2.0        1.4        3.3
  Times interest earned(9).......................         3.2          4.4        1.2        0.2        3.7
  Cash flow coverage of fixed charges(10)........         6.4         11.2        2.2        1.9        7.7
  Working capital................................  $   99,628   $   93,011   $ 79,974   $ 74,913   $120,209
  Capital expenditures...........................  $   13,446   $   31,049   $ 27,221   $ 12,797   $ 20,022
  Cash provided by operations....................  $   31,999   $   63,554   $  8,749   $ 10,188   $ 43,204
  Number of employees at end of period...........         481          489        478        544        609
  Sales price per share(11)
    High.........................................  $1,625,000   $1,300,000   $825,000   $725,000   $630,000
    Low..........................................  $1,150,000   $  825,000   $685,000   $550,000   $551,000
  Basic and diluted earnings (loss) per share....  $   10,882   $   15,072   $    833   $ (3,408)  $ 14,939
  Total trading and clearing volume..............     139,188      133,689    103,025    104,075    109,539
  Total open interest............................       4,967        4,184      3,201      2,853      3,044

---------------

 (1) Clearing and transaction fees are presented net of payments to members under the Company's proprietary fee reduction programs, which were $14,049, $5,245, $6,693, $13,727, and $13,065 for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively. For a description of the proprietary fee reduction programs, see the Notes to the Consolidated Financial Statements contained in Item 15 of this report.

 (2) In 1998, NYMEX Division introduced various incentive programs. These programs reduced other revenue for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 by $995, $1,915, $2,090, $2,808, and $2,377,
     respectively.

 (3) Depreciation and amortization expense is net of amortization of a deferred credit for building construction of $2,145, annually.

 (4) Effective January 1, 2002, the Company is no longer required to amortize goodwill pursuant to SFAS No. 142. Instead, the carrying value of goodwill is annually measured for impairment. Such a test was performed in the fourth quarters of 2003 and 2002 and no impairment was required.

 (5) Expenses incurred for the Company's 2000 demutualization consisted of accounting, investment banking, legal, printing and SEC filing fees.

 (6) Stockholders equity divided by the number of shares outstanding.

 (7) Total cash dividends paid to stockholders divided by the number of shares outstanding.

 (8) Equals current assets divided by current liabilities.

 (9) Income before income taxes and interest expense divided by interest expense.

(10) Equals cash provided by operations plus income tax expense (or less income tax benefit) plus interest expense divided by interest expense.

(11) Shares are purchased from existing members at prevailing market prices. These prices are established through a bid-and-ask system coordinated by the Company.

     Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (IN THOUSANDS, EXCEPT STATISTICAL AND PER SHARE DATA).

Introduction

     This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2003, 2002 and 2001. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this Annual Report on Form 10-K.

Forward Looking and Cautionary Statements and Factors that May Affect Future Results

     Certain information in this report (other than historical data and information) constitutes forward-looking statements regarding events and trends that may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These statements are based on current expectations. Assumptions are inherently uncertain and are subject to risks that should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company's contracts are traded, increased competitive activity, fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts, the ability to control costs and expenses, changes to legislation or regulations, protection and validity of the Company's intellectual property rights and rights licensed from others, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company assumes no obligation to update publicly any forward-looking statements.

Business Overview

     NYMEX Holdings, Inc. ("NYMEX Holdings") was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange, which was established in 1872. The two principal operating subsidiaries of NYMEX Holdings are the New York Mercantile Exchange, Inc. ("NYMEX Division") and the Commodity Exchange, Inc. ("COMEX Division"), which is a wholly-owned subsidiary of NYMEX Division. Where appropriate, each operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the "Exchange." When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the "Company." The Company demutualized on November 17, 2000 at which time the book value of the assets and liabilities of New York Mercantile Exchange carried over to NYMEX Division. There are no restrictions limiting the payment of dividends.

     The Company facilitates the buying and selling of energy and metal commodities for future delivery under rules intended to protect the interests of market participants. The Company provides liquid marketplaces where physical commodity market participants can manage future price risk and, through the Company's clearing operations, mitigate counter-party credit risk. Through real-time and delayed dissemination of its transaction prices, the Company provides price discovery and transparency to market participants. To enhance its markets and provide market participants additional mechanisms to manage risk, the Company continuously offers new products, distribution services and clearing services. The Company does not own commodities, trade for its own account, or otherwise engage in market activities.

     The NYMEX Division provides a marketplace for trading energy futures and options. The COMEX Division provides a marketplace for trading precious and base metals futures and options. NYMEX Division's principal markets include Crude Oil, Natural Gas, Heating Oil and Unleaded Gasoline. COMEX Division's principal markets include Gold, Silver and High Grade Copper. The Company provides the physical facilities for open outcry auction markets. The open outcry markets operate during regular business hours, and trading activities in these markets are, for purposes of this management discussion, referred to as floor trading. Through its NYMEX ACCESS(R) and NYMEX ClearPort(SM) Trading technology, the Company provides market participants the ability to conduct after-hours and electronic trading for floor-based products as well as 23 hours per trading day for additional products.

     The Company provides trade-clearing services for transactions executed through its floor trading operations, transactions executed through its NYMEX ACCESS(R) and NYMEX ClearPort(SM) Trading electronic trading platforms, and e-miNY(SM) transactions executed through GLOBEX(R). In addition, during the second quarter of 2002, the Company launched an over-the-counter ("OTC") clearing initiative, which was intended, among other things, to alleviate some of the credit issues in the marketplace by using the Company's clearing operations to offer market participants the advantages of reducing costs by permitting futures and OTC positions to be offset. This initiative permits market participants to negotiate bilateral trades in the OTC market, which are then transferred to the Company's exchange as futures contracts for clearing. Subsequent to its launch, this endeavor was renamed NYMEX ClearPort(SM) Clearing.

     During 2002, the Company launched a new trading program in conjunction with the Chicago Mercantile Exchange ("CME"), where market participants can trade certain of the NYMEX Division's futures contracts through the CME's GLOBEX(R) electronic trading platform. The contracts traded through GLOBEX(R) are referred to as e-miNYs(SM) and are smaller than the size of a normal NYMEX Division futures contract. e-miNYs(SM) provide an additional risk management tool for energy market participants and are designed to attract additional public non-commercial customers to the Company's marketplace while leveraging GLOBEX(R)'s distribution system.

     To conduct floor-trading activities, market participants must own or lease a membership on the NYMEX Division or COMEX Division. Non-members may also execute floor trades on the Company's exchanges, but must do so through a member. In addition to floor trading privileges, each NYMEX Division and COMEX Division member holds one right to trade on the Company's electronic trading platforms. NYMEX Division members may lease additional electronic trading rights for a monthly fee established by the Company. In addition, non-members may purchase NYMEX Division electronic trading privileges for a fee. Each

NYMEX Division membership also has one share of NYMEX Holdings common stock. NYMEX Division members own all of NYMEX Holdings common stock.

     Certain NYMEX Division and COMEX Division members are clearing members. Clearing members provide capital to support the Company's clearing activities. All market participants trading through the Company's floor trading and electronic trading venues must have a clearing relationship with a clearing member who will clear their trades through the Company's clearinghouse. Market participants must have similar clearing member relationships to use NYMEX ClearPort(SM) Clearing.

     The Company's principal sources of revenues are clearing and transaction fees derived from trades executed on its exchanges, and/or cleared through its clearinghouse, and fees charged for the Company's proprietary futures and options contract price information.

     Clearing and transaction fees are dependent primarily upon the volume of trading activity conducted on the Company's exchanges and cleared by the Company's clearinghouse. These volumes are impacted by several factors, including:

     - National and international economic and political conditions;

     - Volatility in price levels of the underlying commodities;

     - Market perception of stability in commodities and financial markets;

     - The level and volatility of interest rates and inflation;

     - Credit quality of market participants; and

     - Weather conditions affecting certain energy commodities.

     The relative proportions of member and non-member trading activities, and the trading venues on which market participants trade also impact the levels of clearing and transaction fees. NYMEX Division and COMEX Division members are afforded more favorable transaction pricing than non-members, and are eligible to participate in certain transaction fee and cost reduction programs, which impact the level of clearing and transaction fees and other revenues.

     Market data relating to proprietary prices of contracts executed on the Company's exchanges are sold to vendors who redistribute this information to market participants and others. The level of market data fees is dependent upon the number of vendors and the number of end users receiving data through the vendor redistribution process. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers that are accessing the Company's market data.

     The Company's expenses consist primarily of employee compensation and benefits and the cost of facilities, equipment, software and communications to support the Company's trading and clearing operations. The Company also incurs marketing costs associated with the development and launch of new products and services. During 2003, 2002 and 2001, the Company invested in technology and infrastructure to support market expansion, enhance its trading and clearing technology, and develop new products and services. During 2001, the Company incurred expenses associated with the recovery of its operations after the September 11 terrorist attacks on the World Trade Center, which was located near the building that houses the Company's headquarters and primary trading floors. The terrorist attacks resulted in the closing of the Company's trading and clearing operations for four business days, and rendered the Company's back-up data and recovery center inoperable. To replace this site, the Company leased temporary space in New Jersey while it developed a plan for a permanent business recovery facility outside of New York City. In 2002, the Company leased space for a suitable permanent recovery site, where it invested in the development of back-up trading floors and a data center. The new recovery site became fully operational in the second quarter of 2003. The data center is continuously connected to the Company's primary operations to ensure immediate recovery in the event that the Company's headquarters or primary trading floors become inaccessible. During the fourth quarter of 2001, full year 2002 and the first quarter of 2003, the Company incurred incremental occupancy and telecommunications expenses relating to its temporary recovery site. In the fourth quarter of 2002, the Company received an insurance settlement relating to loss of revenue and costs incurred in its recovery activities subsequent to the World Trade Center terrorist attacks.

     During 2003, the Company continued the development of a new technology strategy, which is designed to standardize and simplify the Company's technology infrastructure. This new strategy is expected to reduce technology operating costs and capital expenditures while enhancing processing speed and capacity. In connection with this strategy, the Company recognized additional depreciation and amortization expense in 2003 resulting from changes in estimated useful lives of certain existing technology assets. The Company expects to recognize additional charges relating to the decommissioning of existing technology assets when its new technology infrastructure becomes fully operational during 2004.

     During 2002, the Company adopted the provisions of a new accounting standard for goodwill. The new standard generally provides that goodwill be carried at the lower of book value on January 1, 2002 or a value determined by regular impairment tests. During 2002, the Company ceased the amortization. The requisite impairment tests were performed in 2003 and 2002 and demonstrated no impairment of the Company's goodwill. Accordingly, the Company's results of operations for 2003 and 2002 excluded expenses related to the amortization of goodwill, which were recognized in prior periods.

MARKET CONDITIONS

     In 2003, total futures and options trading and clearing volumes increased 4% to 139.2 million contracts. Increases in COMEX Division floor trading volumes, NYMEX ACCESS(R) electronic trading volumes for both NYMEX Division and COMEX Division contracts, and NYMEX ClearPort(SM) Clearing volumes were partially offset by a decline in certain NYMEX Division floor-traded energy contract volumes.

     In 2002, total futures and options trading and clearing volumes increased 30% to 133.7 million contracts, driven by growth in all major contracts across all trading and clearing venues.

NYMEX Division

     In 2003, total futures and options trading volume for the NYMEX Division decreased 6% to 108.7 million contracts. Futures contract volume decreased 4% to
88.1 million contracts and options volume decreased 14% to 20.5 million contracts. In 2002, total futures and options volume increased 32% to a record
116.1 million contracts. In 2002, futures contract volume increased 27% to 92.3 million contracts and options volume increased 54% to 23.9 million contracts.

     The following table sets forth trading volumes for the Company's major energy futures and options products. Volumes are expressed as "round turn" trades, which are matched buys and sells of the underlying contracts. Open interest represents the number of contracts at December 31, for which clearing members and their customers are obligated to the Exchange and are required to make or take future delivery of the physical commodity (or in certain cases be cash settled), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

                  NYMEX DIVISION CONTRACTS TRADED AND CLEARED
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                             2003                          2002                          2001
                                  ---------------------------   ---------------------------   --------------------------
                                  FUTURES   OPTIONS    TOTAL    FUTURES   OPTIONS    TOTAL    FUTURES   OPTIONS   TOTAL
                                  -------   -------   -------   -------   -------   -------   -------   -------   ------
Light sweet crude oil...........  45,437    10,237     55,674   45,679    11,461     57,140   37,531     7,726    45,257
Henry Hub natural gas...........  19,037     8,742     27,779   24,358    10,966     35,324   16,468     5,974    22,442
N.Y. heating oil................  11,582       669     12,251   10,695       602     11,297    9,264       705     9,969
N.Y. Harbor unleaded gasoline...  11,172       616     11,788   10,980       722     11,702    9,224     1,040    10,264
Other...........................     916       251      1,167      557       117        674      294        31       325
                                  ------    ------    -------   ------    ------    -------   ------    ------    ------
Total...........................  88,144    20,515    108,659   92,269    23,868    116,137   72,781    15,476    88,257
                                  ======    ======    =======   ======    ======    =======   ======    ======    ======

                     NYMEX DIVISION CONTRACTS OPEN INTEREST
                                AT DECEMBER 31,
                                 (IN THOUSANDS)

                                            2003                        2002                        2001
                                  -------------------------   -------------------------   -------------------------
                                  FUTURES   OPTIONS   TOTAL   FUTURES   OPTIONS   TOTAL   FUTURES   OPTIONS   TOTAL
                                  -------   -------   -----   -------   -------   -----   -------   -------   -----
Light sweet crude oil...........     600       733    1,333      581     1,167    1,748      419       692    1,111
Henry Hub natural gas...........     318       740    1,058      380       987    1,367      404       766    1,170
N.Y. heating oil................     138        56      194      166        71      237      150        66      216
N.Y. Harbor unleaded gasoline...     108        21      129      115        48      163      121        35      156
Other...........................      34        20       54       12        17       29        9         2       11
                                   -----     -----    -----    -----     -----    -----    -----     -----    -----
Total...........................   1,198     1,570    2,768    1,254     2,290    3,544    1,103     1,561    2,664
                                   =====     =====    =====    =====     =====    =====    =====     =====    =====

     Light Sweet Crude Oil

     In 2003, futures contract volume decreased less than 1% and options contract volume decreased 11% from record-high levels in 2002. Total futures and options contract volume decreased 3% from 2002. After strong first quarter results due to increased volatility tied to the start of the Iraq War, the remaining three quarters were characterized by less hedging activity as the hostilities subsided. Consequently, as global tensions eased, the volatility levels also decreased, leading to lower options trading volumes than 2002.

     In 2002, futures contract volume increased 22% and options contract volume increased 48%. Total futures and options contract volume increased 26% from 2001. Heightened volatility levels, uncertainty with regard to world production, an oil workers strike in Venezuela, a surge in price levels, and global tensions resulted in hedging activity at near-record levels. Continued credit concerns in the OTC market, particularly the collapse of Enron and credit issues within the merchant energy sector, also contributed to the increase.

     Henry Hub Natural Gas

     In 2003, futures contract volume decreased 22% and options volume decreased 20%. Total futures and options contract volume decreased 21% from 2002. In 2002, futures contracts volume increased 48% and options contract volume increased 84%. Total futures and options volume increased 57% from 2001.

     During 2003, 2002 and 2001, the natural gas industry continued to experience a shift in the drivers of supply and demand. While overall demand remained relatively constant, the proportion of demand represented by electricity generation has increased and natural gas use by the industrial sector has decreased. Demand stemming from suppliers of electricity with peak electricity load requirements, compared to the relatively stable demand requirements of the industrial sector. Additionally, new housing construction has shifted toward natural gas heat from other fuel sources, driving increased weather-sensitive consumer demand. The Company believes that these fundamental changes in market drivers have caused changes in price volatility patterns, resulting in increased natural gas hedging activity.

     Additionally, the merchant energy sector has historically been a significant participant in the natural gas futures and options markets. During 2002, trading activity in this sector remained high, even as major market participants began reducing their positions as they addressed credit issues. In 2003, natural gas futures and options trading levels declined from 2002 due to the absence of these participants, but remained at historically high levels due to the fundamental market changes discussed above.

     Heating Oil

     In 2003, futures contract volume increased 8% and options contract volume increased 11%. Total futures and options volume increased 8% from 2002. Stronger economic activity and colder weather in the Northeastern United States led to higher demand for heating oil and increased hedging activity.

     In 2002, futures contract volume increased 15% while options volume decreased 15%. Total futures and options volume increased 13%. Heightened international tensions, unusually cold weather in the United States during the fourth quarter, and the oil worker strike in Venezuela all contributed to increases in hedging activity. Increasing price differentials with crude oil also drove higher futures volume.

     New York Harbor Unleaded Gasoline

     In 2003, futures contract volume increased 2% while options contract volume decreased 15%. Total futures and options volume increased 1% from 2002. In 2003, strong consumer demand for gasoline resulted in increased trading volume and related hedging activity. In addition, the continued strength in the price differentials between gasoline and crude oil led to increased trading activity.

     In 2002, futures contract volume increased 19% while options contract volume decreased 31%. Total futures and options contract volume increased 14% from 2001. Heightened international tensions and the oil worker strike in Venezuela contributed to increased hedging activity. Temporary improvements in economic conditions in the early part of the year contributed to increased demand for refined products. The decline in options contract volume was driven, in part, by declining differentials between unleaded gasoline and crude oil prices.

COMEX Division

     In 2003, total futures and options trading volume for the COMEX Division increased 39% to 24.5 million contracts. Futures contract volume increased 30% to 19.5 million contracts and options volume increased 96% to 4.9 million contracts. In 2002, total futures and options volume increased 19% to 17.6 million contracts. Futures contract volume increased 23% to 15.0 million contracts and options volume was unchanged at 2.5 million contracts. The following table sets forth trading volumes for the Company's major metals futures and options products.

                  COMEX DIVISION CONTRACTS TRADED AND CLEARED
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                  2003                         2002                         2001
                       --------------------------   --------------------------   --------------------------
                       FUTURES   OPTIONS   TOTAL    FUTURES   OPTIONS   TOTAL    FUTURES   OPTIONS   TOTAL
                       -------   -------   ------   -------   -------   ------   -------   -------   ------
Gold.................  12,236     4,310    16,546    9,018     1,949    10,967    6,785     1,975     8,760
Silver...............   4,111       560     4,671    3,136       535     3,671    2,569       483     3,052
High grade copper....   3,089        47     3,136    2,807        33     2,840    2,857        51     2,908
Other................     107         3       110       74        --        74       48        --        48
                       ------     -----    ------   ------     -----    ------   ------     -----    ------
Total................  19,543     4,920    24,463   15,035     2,517    17,552   12,259     2,509    14,768
                       ======     =====    ======   ======     =====    ======   ======     =====    ======

                     COMEX DIVISION CONTRACTS OPEN INTEREST
                                AT DECEMBER 31,
                                 (IN THOUSANDS)

                                  2003                        2002                        2001
                        -------------------------   -------------------------   -------------------------
                        FUTURES   OPTIONS   TOTAL   FUTURES   OPTIONS   TOTAL   FUTURES   OPTIONS   TOTAL
                        -------   -------   -----   -------   -------   -----   -------   -------   -----
Gold..................    279       621       900     207       213      420      115       202      317
Silver................    102        61       163      81        48      129       63        69      132
High grade copper.....     88        11        99      80         3       83       74        11       85
Other.................      9        --         9       9        --        9        3        --        3
                          ---       ---     -----     ---       ---      ---      ---       ---      ---
Total.................    478       693     1,171     377       264      641      255       282      537
                          ===       ===     =====     ===       ===      ===      ===       ===      ===

     Gold

     In 2003, record futures and options trading volume was established with futures volume 36% higher and options volume 121% higher than in 2002. Total futures and options volume increased 51% from 2002 levels. Uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices and a weakened United States currency led to increased hedging and speculative demand for futures and options.

     In 2002, futures contract volume increased 33% and options contract volume decreased 1%. Total futures and options contract volume increased 25%. Factors such as world tensions, a rebounding economy, and a weakening U.S. currency contributed to the increased volume. Prices rose significantly on the front-month contract from approximately $270 to about $380 per ounce.

     Silver

     In 2003, futures contract volume increased 31% and options volume increased by 5%. Total futures and options volume increased by 27% over 2002. Uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices and a weakened United States currency led to increased hedging and speculative demand for futures and options.

     In 2002, futures contract volume increased 22% and options contract volume increased 11%. Total futures and options contract volume increased 20%. Economic growth and a weak U.S. currency contributed to the increase. An increased number of options available to be traded because of the history of additional strike price intervals contributed to increased options trading volumes.

     High Grade Copper

     In 2003, futures contract volume increased 10% and options contract volume increased 42%. Total futures and options volume increased 10% from 2002. Strong housing starts in the United States, coupled with increased international demand and changes in supply patterns, contributed to increased market volatility, which resulted in significant increases in futures and options trading levels. Options represent less than 2% of total futures and options volume.

     In 2002, futures contract volume decreased 2% and options contract volume decreased 35%. Volume was relatively steady as price pressures from the increased demand for the physical commodity were offset by greater production levels and supply competition.

NYMEX ClearPort(SM) Clearing

     In 2003, futures contract clearing volume increased to 6.0 million from 0.5 million in 2002. While the Company's open outcry and electronic trading venues experienced a decline in natural gas futures and options trading volumes in 2003, there was significant growth in natural gas futures clearing volume through NYMEX ClearPort(SM) Clearing. The Company believes this growth was due, in part, to traditional OTC market participants seeking the credit risk mitigation provided by the Company's clearinghouse for their off-exchange trade execution activities. NYMEX ClearPort(SM) Clearing was launched during the second quarter of 2002. The table below sets forth clearing volumes for products cleared through NYMEX ClearPort(SM) Clearing.

                 NYMEX CLEARPORT(SM) CLEARING CONTRACTS CLEARED
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                FUTURES
                                                              ------------
                                                              2003    2002
                                                              -----   ----
Natural gas.................................................  5,641   527
Electricity.................................................    255     7
Petroleum products..........................................    106    --
Coal........................................................      2    --
                                                              -----   ---
Total.......................................................  6,004   534
                                                              =====   ===

                   NYMEX CLEARPORT(SM) CLEARING OPEN INTEREST
                                AT DECEMBER 31,
                                 (IN THOUSANDS)

                                                                FUTURES
                                                              ------------
                                                              2003    2002
                                                              -----   ----
Natural gas.................................................    956   287
Electricity.................................................     41     5
Petroleum products..........................................     30    --
Coal........................................................      1    --
                                                              -----   ---
Total.......................................................  1,028   292
                                                              =====   ===

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") has requested that all registrants discuss their three to five most "critical accounting policies" in Management's Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

Internally Developed Software

     Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The Company has capitalized certain costs to develop internal-use software, consisting primarily of software tools and systems. Because most of its capital expenditures are not exclusively used on developing internally used software, the Company allocates these costs on a project-by-project basis. The Company capitalizes these costs related to software developed for internal use based on the results of this allocation. The Company capitalized approximately $2 million, $9 million and $13 million of internal-use software costs during the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included in property and equipment, net, in the Company's consolidated balance sheets. The Company amortizes these capitalized costs to expense over an estimate of the useful life of the internal-use software, which is generally three to five years.

Clearing and Transaction Fee Revenues

     The largest source of the Company's operating revenues is clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Company's exchanges. During each of the years ended December 31, 2003, 2002 and 2001, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing a reduction of their clearing and transaction fees. Clearing and transaction fees were recorded net of these payments in the Consolidated Statements of Income. The amount of payments under this program was based on each member's individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company's board of directors. Changes in the level of this fee reduction impacted comparisons of clearing and transaction revenues in 2003, 2002 and 2001. During 2003, a similar program was implemented for COMEX Division members. For the years ended December 31, 2003, 2002 and 2001, clearing and transaction fees were reduced by $14.0 million, $5.2 million and $6.7 million, respectively, for these payments. Effective December 31, 2003, the Company eliminated the proprietary fee reduction programs for NYMEX Division and COMEX Division members, although similar programs may be implemented in the future.

     Clearing and transaction fees receivable are monies due the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each clearing member firm's financial condition. Clearing members' seats collateralize fees owed to the Company. At December 31, 2003, no clearing and transaction fees receivable balance was greater than the related clearing member's seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company has the right to liquidate a member's seat in order to satisfy its receivable.

     Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $377,000 and $500,000 at December 31, 2003 and 2002, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

Market Data Revenue

     The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized when cash is received from the market data vendor. Allowances for uncollectible receivables of $243,000 and $385,000 were applied as a reduction to the December 31, 2003 and 2002 market data fees receivable balances, respectively. These allowances are intended to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. At December 31, 2003, the combined amounts due from four vendors represented a receivable balance greater than 50% of the total balance.

Other Revenues

     Other revenues consist of rental income from tenants leasing space in the Company's headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment, long distance telephone service and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS(R) electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received.

     Accounts receivable for other revenues are included in other current assets on the Company's consolidated balance sheets. Allowances for uncollectible receivables at December 31, 2003 were $610,000. No allowances were established at December 31, 2002 as the likelihood of incurring losses due to uncollectible accounts was deemed remote.

Accounting for the Impairment or Disposal of Long-Lived Assets

     The Company reviews long-lived assets for impairment, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived assets would be compared to its carrying value to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by comparing fair market values to carrying values in accordance with SFAS No. 144.

     During fiscal years 2003, 2002 and 2001, the Company determined that an impairment loss had taken place for capitalized computer equipment and software which was deemed to be obsolete. The loss on disposition of these assets are included in the Consolidated Statements of Income representing the net book value of property retired from service and is recorded as a loss on impairment of computer equipment and software. For the years ended December 31, 2003, 2002 and 2001, the losses on impairment of computer equipment and software were $2.3 million, $12.6 million and $5.1 million, respectively. The loss in 2001 was primarily attributed to the World Trade Center terrorist attack.

Depreciation Expense

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $24.7 million, $20.9 million and $16.0 million, respectively. Buildings and improvements are recorded net of amortization of the deferred credit related to the grant for the building of $2.1 million for each year. Amortization of leasehold improvements, are included with depreciation expense in the accompanying financial statements.

     During 2003, the Company continued development of a new technology strategy, which is designed to standardize and simplify the Company's technology infrastructure. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure, resulting in a $5.3 million charge to the fourth quarter of 2003.

Deferred Credits

     In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation ("EDC") and the Empire State Development Corporation ("ESDC", formerly known as the New York State Urban Development Corporation) for construction of corporate headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility.

     In 2002, the Company entered into an agreement and received a $5 million grant from the ESDC. This agreement requires the company to maintain certain annual employment levels, and the grant is subject to recapture amounts on a declining scale over time. The grant is recognized in income ratably in accordance with a recapture schedule.

RESULTS OF OPERATIONS

     In 2003, net income decreased 28% to $8.9 million. Operating revenues declined 3% to $184.2 million and operating expenses increased 2% to $165.5 million. Growth in core revenues related to increased trading and clearing volumes was more than offset by an increase in the level of payments made under the Company's proprietary fee reduction program and a decline in other revenues. During 2002, other revenue included a one-time benefit from an insurance settlement related to the World Trade Center terrorist attack. Operating expenses increased due primarily to higher general and administrative expenses, which were driven by the introduction of certain incentive programs designed to increase trading and clearing volumes and provisions associated with the settlement of a significant legal matter.

     In 2002, net income was $12.3 million compared to $0.7 million in 2001. Operating revenues increased 31% to $189.2 million and operating expenses increased 16% to $162.4 million. The increase in operating revenues was driven by increases in trading and clearing volumes and an insurance recovery related to business losses resulting from the World Trade Center terrorist attack. Operating expenses increased due to higher occupancy and equipment costs associated with the Company's disaster recovery efforts, litigation-related expenses and the write-off of a significant component of capitalized software development costs.

REVENUES

  Clearing and Transaction Fees, Net

     Clearing and transaction fees were $139.7 million in 2003 compared to $140.8 million in 2002. Increases in revenue resulting from a 4% increase in futures and options trading and clearing volumes were more than offset by an increase in the level of fees refunded to members under the Company's proprietary fee reduction program. In 2002, clearing and transaction fees increased 35% to $140.8 million, due primarily to a 30% increase in the number of futures and options contracts traded and cleared and a reduction in the level of fees refunded under the proprietary fee reduction program.

     The following tables set forth clearing and transaction fee revenues and the average clearing and transaction revenue per contract.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
        CLEARING AND TRANSACTION FEE REVENUE             2003        2002        2001
        ------------------------------------           ---------   ---------   ---------
                                                                (IN THOUSANDS)
Gross fees...........................................  $153,780    $146,008    $110,995
Propriety fee reduction program......................   (14,049)     (5,245)     (6,693)
                                                       --------    --------    --------
Clearing and transaction fees, net...................  $139,731    $140,763    $104,302
                                                       ========    ========    ========

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
             AVERAGE CLEARING AND TRANSACTION                ------------------------
                 FEE REVENUE PER CONTRACT                     2003     2002     2001
             --------------------------------                ------   ------   ------
Gross revenue per contract.................................  $ 1.10   $ 1.09   $ 1.08
Impact of fee reduction program............................   (0.10)   (0.04)   (0.07)
                                                             ------   ------   ------
Revenue per contract, net..................................  $ 1.00   $ 1.05   $ 1.01
                                                             ======   ======   ======

     Gross revenue per contract increased in 2003 as the Company derived a higher proportion of its transaction volume from electronic trading and NYMEX ClearPort(SM) Clearing. The Company charges higher fees for these venues than for floor trading. In fiscal year 2002, gross revenue per contract increased due to increased levels of electronic trading.

     Effective December 31, 2003, the Company ended the proprietary fee reduction program. The Company expects that the elimination of this program will result in increased levels of clearing and transaction fees in 2004. The Company may introduce similar programs in the future.

  Market Data

     Market data revenues decreased 5% in 2003 to $31.7 million, and 2% in 2002 to $33.5 million, due primarily to declines in the number of subscriber units, which were driven by the consolidation of energy trading desks associated with contraction of the financial services sector of the commodities markets.

  Other Revenues

     Other revenues decreased 15% in 2003 to $12.7 million, due primarily to the inclusion in 2002 of a one-time insurance settlement related to the World Trade Center terrorist attack. Partially offsetting this decrease were a large compliance fine levied on one of the Company's clearing members during the third quarter of 2003, and an increase in lease revenue related to the trading floor and office space leased to the Board of Trade of the City of New York ("NYBOT"). In 2002, the Company and NYBOT entered into a lease for this space, which expires in 2013.

     Other revenues increased $9.3 million in 2002 to $15.0 million. During 2002, the Company received an insurance settlement related to the reimbursement of expenses associated with its business recovery efforts and revenue losses resulting from the World Trade Center terrorist attack. The portion of the insurance recovery relating to expense reimbursement was credited to deferred recovery expenses. The remainder of the insurance recovery was recorded in other revenues, driving the increase in other revenues from 2001.

OPERATING EXPENSES

     Salaries and employee benefits increased 11% in 2003 to $54.4 million, due primarily to higher levels of incentive compensation and lower levels of capitalized compensation related to internal software development activities. Partially offsetting these increases was a credit, recorded in 2003, that resulted from a reduction of the Company's post retirement benefit liability. Salaries and employee benefits decreased 3% in 2002 to $49.1 million. In 2001, salaries and employee benefits reflected a significant charge for severance costs resulting from a reduction in workforce in June 2001. The reduction in salaries and employee benefits expenses from the absence of this charge in 2002 was partially offset by higher average compensation levels in 2002.

     Occupancy and equipment increased 9% in 2003 to $26.7 million, due primarily to increased occupancy costs at the Company's headquarters facility and permanent business recovery site. During the second quarter of 2003, the Company's temporary disaster recovery site was closed when its permanent recovery site became fully operational, reducing the Company's rent expense. The Company expects occupancy and equipment expense to decline in 2004 due to the elimination of its temporary disaster recovery site. Occupancy and equipment expenses increased 18% in 2002 to $24.4 million. Rent expense increased as the Company began leasing space in its permanent business recovery site and incurred additional rental expenses at its temporary disaster recovery site. Security expense increased due to heightened security measures subsequent to the World Trade Center terrorist attack.

     Depreciation and amortization increased 18% to $24.7 million in 2003, due to a change in the estimated useful lives of certain computer equipment. During 2003, the Company continued development of a new technology strategy, which is designed to standardize and simplify the Company's technology infrastructure. Implementation of this strategy is expected to reduce technology operating costs while enhancing processing speed and capacity. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure, resulting in a $5.3 million charge to the fourth quarter of 2003. This change in useful life estimates will result in higher depreciation and amortization expense during the first nine months of 2004 than was recognized for the first nine months of 2003. Depreciation and amortization increased 31% in 2002 to $20.9 million, due primarily to amortization of capitalized costs for internally developed computer software that was placed in service near the end of 2001 and during 2002.

     General and administrative expenses increased 32% to $23.3 million in 2003. During 2003, the Company implemented certain programs designed to provide incentives to third parties to place business with the Company. Also contributing to the increase were higher insurance costs and litigation-related provisions associated with a significant legal settlement. Increases in insurance costs were driven primarily by the premium on a default insurance policy obtained in 2003 to provide protection to the Company's clearinghouse in the event of a clearing member default that exceeds the guaranty funds, and the continuing effect of increases in property insurance premiums in 2002. (For information regarding the guaranty fund, see the Notes to the Consolidated Financial Statements.) General and administrative expenses increased 38% in 2002 to $17.7 million, due primarily to an increase in litigation-related expenses and higher insurance costs resulting from increases in property insurance premiums, which were driven by a weakened insurance market subsequent to the World Trade Center terrorist attack.

     Professional services decreased 3% in 2003 to $17.4 million. Decreases in legal fees were substantially offset by consulting fees related to compliance with the Sarbanes-Oxley Act of 2002. Professional services increased 41% in 2002 to $18.0 million, due primarily to expenses relating to the Company's involvement in certain ongoing litigation, and consulting fees related to the Company's insurance recovery and evaluation of certain business processes.

     Telecommunications decreased 22% in 2003 to $5.9 million, due primarily to the inclusion in 2002 of one-time charges related to the termination of telecommunications services. Telecommunications decreased 30% in 2002 to $7.6 million, due primarily to lower communications expenses to support the Company's NYMEX ACCESS(R) electronic trading platform. NYMEX ACCESS(R) became internet-based during the third quarter of 2001, eliminating expenses that supported direct connectivity to its users. Savings from eliminating this expense were partially offset by charges the Company incurred in 2002 to terminate the telecommunications agreement for this connectivity.

     The Company recorded charges related to the impairment and disposition of capitalized software and computer equipment of $2.3 million, $12.6 million and $5.1 million in 2003, 2002 and 2001, respectively. Impairment and disposition charges in 2002 resulted primarily from the write-off of capitalized computer software which management deemed to have no meaningful remaining useful life due to a new strategy relating to implementation of electronic trading and clearing systems. In the fourth quarter of 2002, the Company entered into a software licensing agreement with TradinGear.com ("TG") to provide the Company with trade matching software and support. This software was purchased from TG in March 2003 and became the basis for the NYMEX ClearPort(SM) Trading system launched in the first quarter of 2003. During 2003, NYMEX ClearPort(SM) Trading became the venue for electronically trading NYMEX energy futures and options contracts that are not listed for trading on the NYMEX Exchange floor. The Company's assessment of the impairment of capitalized software costs was based, in part, on its expectation that NYMEX ClearPort(SM) Trading will become the mechanism through which all other electronic trading on the Company's exchanges is conducted. The Company expects to fully migrate the electronic trading onto NYMEX ClearPort(SM) Trading during 2004. Impairment and disposition charges in 2001 were primarily related to the Company's decision to reposition its internet-based electronic trading strategy through NYMEX ACCESS(R), abandoning the development of an alternative strategy. Software development costs capitalized in conjunction with that alternative strategy were written off when it was abandoned. During 2003, the Company continued development of a new technology strategy designed to standardize and simplify its technology infrastructure. Among other improvements, this new strategy consolidates several major operating systems onto one technology infrastructure platform. Future implementation of the new technology infrastructure will render certain existing technology assets obsolete. The Company expects to recognize charges in 2004 related to disposition of these assets.

     Marketing expenses decreased 21% in 2003 to $2.1 million, and increased 53% in 2002 to $2.6 million. Marketing expenses in 2002 included costs related to the introduction of e-miNY(SM) contract and the introduction of the Company's OTC clearing initiative, which is now known as NYMEX ClearPort(SM) Clearing.

     Other expenses decreased 8% in 2003 to $8.7 million, driven by lower levels of charitable contributions in 2003, which were partially offset by an increase in the Company's contribution toward member medical benefits. Other expenses increased 31% in 2002 to $9.4 million, due primarily to higher member benefit costs and higher returns allocated to the COMEX Members' Recognition and Retention Plan assets. Member benefit costs increased due to higher premium rates and expanded member medical benefits. Earnings for the COMEX Members' Recognition and Retention Plan are included in investment income, net on the consolidated statements of operations, with an equal and offsetting charge recorded in other expenses.

OTHER INCOME AND EXPENSES

     Other income and expenses consists of investment income, net of investment advisory expenses and interest expense on the Company's long-term debt. Investment income decreased 21% in 2003 to $4.5 million, and increased 23% in 2002 to $5.7 million. The decrease in 2003 was due primarily to realized and unrealized losses on the Company's fixed income portfolio. These losses were partially offset by gains on the Company's equity portfolios. The increase in 2002 was due primarily to unrealized gains on the Company's fixed income portfolio, which compared to unrealized losses in 2001. The Company's fixed income portfolio is invested principally in municipal bonds, the market value of which is impacted by changes in interest rates. Interest earned on cash and investments is a significant component of investment income. Interest revenues were relatively consistent during 2003, 2002 and 2001. Interest expense declined in 2003 and 2002 due to repayment of principal on the Company's long-term debt.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 44.3% in 2003, 50.9% in 2002 and 53.5% in 2001. The effective tax rate declined in 2003 due primarily to a higher proportion of tax-exempt income. The effective tax rate declined in 2002 due primarily to the fact that permanent differences had less of an effective tax rate impact on 2002 due to a higher level of pre-tax book income. Additionally, in 2001 and 2000, goodwill amortization was treated as a permanent difference for tax purposes. Under a new accounting standard, goodwill is no longer amortized for financial reporting purposes, thus eliminating this permanent difference in 2002. The provision reflects changes in estimates, as well as uncertainties regarding utilization of loss carry forwards. See the Notes to the Consolidated Financial Statements for a complete discussion of income taxes.

FINANCIAL CONDITION AND CASH FLOWS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003 and 2002, the Company had $111.7 million and $108.8 million, respectively, in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at December 31, 2003 and 2002 was $99.6 million and $93.0 million, respectively. On April 14, 2003, the Company received long-term AA+ and short-term A-1+ counter-party credit ratings from Standard & Poor's Rating Services.

CASH FLOW; SOURCES AND USES OF CASH

     The Company's principal sources of cash are fees collected from clearing members for trading and/or clearing futures and options transactions, fees collected from market data vendors for distribution of the Company's proprietary contract price information, and rent collected from tenants leasing space in the Company's headquarters building. Principal uses of cash include operating expenses, income taxes, capital expenditures, debt service, dividends and payments made to members and third parties under certain incentive programs. Following is a summary of significant cash flows for the years ended December 31, 2003, 2002 and 2001.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Net cash provided by operating activities............  $ 31,999    $ 63,554    $  8,749
Capital expenditures.................................   (13,446)    (31,049)    (27,221)
Principal payments on long-term debt.................    (2,819)     (2,817)     (2,815)
Dividends paid to stockholders'......................    (7,500)         --          --
Other net cash flows.................................    (3,195)        (94)        488
                                                       --------    --------    --------
Net change in cash and investments...................     5,039      29,594     (20,799)
(Increase) decrease in securities purchased under
  agreements to sell.................................    (4,290)    (34,260)     23,609
                                                       --------    --------    --------
Net change in cash and cash equivalents..............  $    749    $ (4,666)   $  2,810
                                                       ========    ========    ========

     Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows relating to operating expenses, income taxes and payments to members and third parties under certain incentive programs. In 2003, net cash provided by operating activities declined to $32.0 million due primarily to an increase in the level of payments to members under the Company's proprietary fee reduction program, payments relating to the implementation of programs designed to provide incentives to third parties to place business with the Company, and the one-time inclusion in 2002 operating cash flow of the proceeds from an insurance settlement relating to the World Trade Center terrorist attack. In 2002, net cash provided by operating activities increased $63.6 million due primarily to increased business activities, a reduction in the level of payments to members under the Company's proprietary fee reduction program, the World Trade Center terrorist attack insurance settlement, and the inclusion in 2001 of a $33.3 million payment to NYMEX Division members upon liquidation of the NYMEX Division Members' Retention and Retirement Plan. Effective December 31, 2003, the Company eliminated the NYMEX Division proprietary fee reduction program. The Company may introduce similar programs in the future. Absence of this program will benefit future operating cash flows.

     In 2003, capital expenditures were $13.4 million, related primarily to the completion of the Company's permanent disaster recovery site, upgrades of trading floor and back office technology equipment, and equipment acquired as part of the Company's new technology strategy. In 2002, capital expenditures of $31.0 million related primarily to technology equipment, software development and leasehold improvements. In 2001, capital expenditures of $27.2 million related primarily to technology equipment and capitalized software development costs. During 2003, the Company continued development of a new technology strategy, which is designed to standardize and simplify its technology infrastructure. As a result of this new strategy and the completion of its permanent disaster recovery site, the Company expects a reduction in the level of capital expenditures in 2004.

     In November 2002, the Company and NYBOT entered into a ten-year lease, under which NYBOT is leasing office and trading floor space in the Company's headquarters building. Rent commenced for the office space on various occupancy dates during 2003. Operating cash flows in 2004 will benefit from full-year rent receipts under this lease.

     Other net cash flows in 2003 include payments of $3.0 million related to the acquisition of certain assets of TG, a trading software development company. The Company utilizes TG's proprietary technology for its NYMEX ClearPort(SM) Clearing and Trading platforms.

     During 2003, the Company paid a dividend to its stockholders of $9,191 per share, which consisted of declared dividends in November 2002 and July 2003 of $6,127 and $3,064 per share, respectively. The Company's board of directors declared a $3,064 per share dividend in December 2003, which was paid in January 2004. Prior to the November 2002 declaration, the Company had never paid dividends to its shareholders. The Company reserves the right to pay discretionary future dividends.

     The Company believes that its cash flows from operations and existing working capital will be sufficient to meet its needs for the foreseeable future, including capital expenditures, debt service and dividends. Subject to certain limitations under existing long-term note agreements, the Company has the ability, and may seek to raise capital through the issuance of debt or equity in the private and public capital markets.

INVESTMENT POLICY

     The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company's investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the United

States government and its agencies. The Company also invests in equity securities. At December 31, 2003 and 2002, cash and investments were as follows (in thousands):

                                                                2003       2002
                                                              --------   --------
Cash and cash equivalents...................................  $  1,763   $  1,014
Securities purchased under agreements to resell.............    45,050     40,760
Marketable securities.......................................    64,885     66,976
                                                              --------   --------
  Total.....................................................  $111,698   $108,750
                                                              ========   ========

     Included in marketable securities at December 31, 2003 are investments totaling $11.7 million relating to the COMEX Division Members' Recognition and Retention Plan. This plan provides benefits to certain COMEX Division members based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company's acquisition of COMEX in 1994. The Company is required to fund this plan with a minimum annual contribution of $400,000, up to a maximum $800,000, until the plan is fully funded. The Company made contributions to this plan by increasing the segregated investment in marketable securities by $800,000 in each of the years ended December 31, 2003, 2002, and 2001. Based on continued funding of $800,000 per year and certain actuarial assumptions, the Company expects this plan to be fully funded by 2018.

     Also included in marketable securities are investments that are pledged as collateral with one of the Company's investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company's collateral for the amount of the default, and the Company has the right to liquidate the member's interest in NYMEX Division to reimburse its loss of collateral. At December 31, 2003, $10.4 million in securities were pledged against the seat loans.

CLEARINGHOUSE

     The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including clearing deposits and guaranty funds posted by clearing members with the Company's clearinghouse.

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

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, per division, based upon such clearing member firm's reported regulatory capital, in a fund known as a guaranty fund. Historically, separate and distinct guaranty funds were maintained for the NYMEX Division and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits were aggregated and are now maintained in a single guaranty fund which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there is now one guaranty fund for both divisions, separate contribution amounts are calculated for each division.

     Every member and non-member executing transactions on the Company's exchanges must be guaranteed by a clearing member and clear their transactions through the Company's clearinghouse. This requirement also applies to transactions conducted outside of the exchange which clear through NYMEX ClearPort(SM) Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain clearing deposits in accordance with Company margin requirements. Clearing deposits and guaranty funds are posted by clearing members with the Company's clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member's obligations on the underlying contract by drawing on the defaulting clearing member's clearing deposits and guaranty funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on guaranty funds posted by all clearing members. During 2003, the Company obtained a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs which depletes the available guaranty funds and defaulting member clearing deposits. Additionally, the Company is in the process of obtaining a line of credit that would provide temporary liquidity, prior to accessing guaranty funds, in the event of a clearing member's default, and would be collateralized by clearing deposits and guaranty funds. The Company expects to put the facility in place during the first half of 2004.

     The Company is entitled to earn interest on cash balances posted as clearing deposits and guaranty funds. Such balances are included in the Company's consolidated statement of financial condition, and are generally invested overnight in securities purchased under agreements to resell, the following table sets forth clearing deposits and guaranty fund balances held by the Company on behalf of clearing members at December 31, 2003 and 2002 (in thousands):

                                             TOTAL
                                 RESALE      RESALE      MONEY         U.S.      LETTERS OF
                        CASH   AGREEMENTS   AND CASH     MARKET     TREASURIES     CREDIT     TOTAL FUNDS
                        ----   ----------   --------   ----------   ----------   ----------   -----------
2003
  Clearing deposits...  $ 67    $92,450     $92,517    $2,099,620   $5,108,929    $408,632    $7,709,698
  Guaranty funds......    81      4,640       4,721            --      149,911          --       154,632
                        ----    -------     -------    ----------   ----------    --------    ----------
  Total Company.......  $148    $97,090     $97,238    $2,099,620   $5,258,840    $408,632    $7,864,330
                        ====    =======     =======    ==========   ==========    ========    ==========
2002
  NYMEX Division
  Clearing deposits...  $340    $65,935     $66,275    $1,434,975   $2,276,351    $247,580    $4,025,181
  Guaranty funds......    --        105         105            --       79,721          --        79,826
                        ----    -------     -------    ----------   ----------    --------    ----------
  Total NYMEX.........  $340    $66,040     $66,380    $1,434,975   $2,356,072    $247,580    $4,105,007
                        ====    =======     =======    ==========   ==========    ========    ==========
  COMEX Division
  Clearing deposits...  $ --    $ 8,030     $ 8,030    $       --   $  937,310    $ 61,150    $1,006,490
  Guaranty funds......    --        917         917            --       74,437          --        75,354
                        ----    -------     -------    ----------   ----------    --------    ----------
  Total COMEX.........  $ --    $ 8,947     $ 8,947    $       --   $1,011,747    $ 61,150    $1,081,844
                        ====    =======     =======    ==========   ==========    ========    ==========
  Total Company.......  $340    $74,987     $75,327    $1,434,975   $3,367,819    $308,730    $5,186,851
                        ====    =======     =======    ==========   ==========    ========    ==========

FUTURE CASH REQUIREMENTS

     The Company has three series of unsecured long-term debt, which mature through 2026. At December 31, 2003, notes payable consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Private placement notes
  7.48% Senior Notes, Series A, due 2001....................  $22,549   $25,366
  7.75% Senior Notes, Series B, due 2021....................   54,000    54,000
  7.84% Senior Notes, Series C, due 2026....................   15,000    15,000
                                                              -------   -------
                                                               91,549    94,366
  Less current maturities...................................   (2,817)   (2,815)
                                                              -------   -------
  Total long-term debt......................................  $88,732   $91,551
                                                              =======   =======

     Notes payable that become due during the next five years are as follows (in thousands):

2004........................................................  $2,817
2005........................................................   2,817
2006........................................................   2,817
2007........................................................   2,817
2008........................................................   2,817

     The senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company's ability to incur additional indebtedness.

     In connection with its operating activities, the Company enters into certain contractual obligations. The Company's material contractual cash obligations include long-term debt, operating leases and other contracts.

     A summary of the Company's future cash payments associated with its contractual cash obligations outstanding as of December 31, 2003 as well as an estimate of the timing in which these commitments are expected to expire are set forth on the following table below (in thousands):

                                                             PAYMENTS DUE BY PERIOD
                                             -------------------------------------------------------
                                             LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                       1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS     TOTAL
-----------------------                      ---------   ---------   ---------   --------   --------
Long-Term Debt Principal...................   $ 2,817     $ 5,634     $ 5,634    $ 77,464   $ 91,549
Debt Interest..............................     6,995      13,358      12,515      53,827     86,695
Operating Leases...........................     5,512       7,386       6,512      14,510     33,920
Other Long-Term Obligations................       800       1,600       1,600       8,251     12,251
                                              -------     -------     -------    --------   --------
Total......................................   $16,124     $27,978     $26,261    $151,052   $224,415
                                              =======     =======     =======    ========   ========

See the Notes to the Consolidated Financial Statements.

     In December 2003, the Company settled the legal action brought by eSpeed, Inc., and Electronic Trading Systems Corporation alleging that the Company infringed, through use of its electronic trading system, upon eSpeed's rights as the owner of United States Patent No. 4,903,201. Under the settlement agreement, the Company made an initial payment of $2.0 million in December 2003, and is required to make three subsequent annual payments of $2.0 million each in December 2004, 2005 and 2006. The Company had fully reserved for this settlement and, therefore, these payments will not affect the Company's future consolidated results of operations.

  Other Matters

     In February 2004, the Commodity Futures Trading Commission ("CFTC") issued an order requiring, among other things, that the Company establish and maintain a permanent retail customer protection mechanism supported by a commitment of not less than $10 million, which must be available at all times to reimburse retail customers trading on the Company's exchanges whose original margin might be lost in the default of another customer of their clearing member. Based on historical patterns, the Company believes that the likelihood of events that would require its performance under this CFTC order is remote. Therefore, the Company has not established, and does not expect in the future to establish, a liability related to this commitment.

     In 2002, the Company received a $5 million cash grant as a result of a government program to aid those affected by September 11, 2001 terrorist attack. This grant is subject to certain recapture provisions over a ten-year period, and is being recognized ratably over the recapture period as a reduction of occupancy and equipment expense. Based on its expectations as of the date of this report, the Company expects to meet all requirements of the grant and retain the entire amount. See Notes to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGES

     In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this Statement did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 64, the criteria in APB Opinion No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 became effective for the Company as of January 1, 2003. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously governed the accounting treatment for restructuring activities. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (1) termination benefits under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities to relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In December 2003, the FASB Issued Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The interpretation applies to interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for the periods ending after December 15, 2003 and for all other types of entities in the financial statements for periods ending after March 15, 2004. The Company does not have any interests that would change its current reporting entity or require additional disclosure as outlined in FIN 46R.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instrument subject to SFAS No. 133 in its entirety, or as hybrid instrument with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted by the Company on July 1, 2003 and did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

RECENT DEVELOPMENTS

     For a discussion of the Company's recent business developments see Item 1. Business. Recent Developments.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Management is responsible for the preparation, integrity and objectivity of the audited consolidated financial statements and related notes, and the other financial information contained in this Annual Report on Form 10-K. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are considered by management to present fairly the Company's consolidated financial position, results of operations and cash flows. These audited consolidated financial statements include certain amounts that are based on management's estimates and judgements, giving due consideration to materiality.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The table below provides information about the Company's marketable securities, excluding equity securities, and long-term debt including expected principal cash flows for the years 2004 through 2009 and thereafter (in thousands). The marketable securities are classified as trading.

                     PRINCIPAL AMOUNTS BY EXPECTED MATURITY
                              AT DECEMBER 31, 2003

                                                                                        WEIGHTED
                                                                                         AVERAGE
YEAR                                                PRINCIPAL   INTEREST    TOTAL     INTEREST RATE
----                                                ---------   --------   --------   -------------
ASSETS
MUNICIPAL BONDS
2004..............................................  $     --    $    --    $     --
2005..............................................     2,355        104       2,459       4.44%
2006..............................................     6,293        307       6,600       5.03%
2007..............................................     9,838        457      10,295       4.71%
2008..............................................    11,375        485      11,860       4.28%
2009 and thereafter...............................    14,784        800      15,584       4.44%
                                                    --------    -------    --------
Total.............................................  $ 44,645    $ 2,153    $ 46,798
                                                    ========    =======    ========
Fair Value........................................  $ 61,195
                                                    ========
LIABILITIES
CORPORATE DEBT
2004..............................................  $  2,817    $ 6,995    $  9,812       7.71%
2005..............................................     2,817      6,784       9,601       7.71%
2006..............................................     2,817      6,574       9,391       7.72%
2007..............................................     2,817      6,363       9,180       7.73%
2008..............................................     2,817      6,152       8,969       7.74%
2009 and thereafter...............................    77,464     53,827     131,291       7.75%
                                                    --------    -------    --------
Total.............................................  $ 91,549    $86,695    $178,244
                                                    ========    =======    ========
Fair Value........................................  $118,678
                                                    ========

INTEREST RATE RISK

Current Assets

     The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax exempt municipal bonds, and obligations of the United States government and its agencies. The Company also invests in equity securities. The Company's investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company's investment income is highly sensitive to fluctuation in interest rates. Investment income was $4.5 million, $5.7 million and $4.6 million in 2003, 2002 and 2001, respectively. The fair values of the Company's marketable securities, including equity securities, were $64.9 million and $67.0 million at December 31, 2003 and 2002, respectively. Based on portfolio compositions at December 31, 2002 and 2003, and assuming a 10% change in market values, the Company would have recognized losses of $6.5 million and $6.7 million, respectively.

Debt

     The weighted average interest rate on the Company's long-term debt is 7.73%. The debt contains a redemption premium, the amount of which varies with changes in interest rates. Therefore, the fair market value of the Company's long-term debt is highly sensitive to changes in interest rates. Although the market value of the debt will fluctuate with interest rates, the Company's interest expense will not vary with changes in market interest rates if the debt is paid off in accordance with stated principal repayment schedules. As of the date of this report, the Company does not expect to pay down any series of its long-term debt prior to stated maturities. However, the Company may pursue future financing strategies that involve early repayment of its current debt, or issuance of new debt, potentially increasing its sensitivity to changes in interest rates.

CREDIT RISK

     NYMEX Division bylaws authorize its board of directors to fix the annual dues of NYMEX Division members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX's board of directors may determine. The Company's board of directors may waive the payment of dues by all NYMEX Division members or by individual members as it determines. COMEX Division provides its board of directors with similar powers relating to dues, assessments and fees with respect to COMEX Division members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX's board of directors to impose such fee is subject to the limitations.

     The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and to enforce compliance with rules pertaining to the trading, position sizes and financial condition of members. As described herein, the Exchange has powers and procedures designed to backstop contract obligations in the event that a contract default occurs on the Exchange including authority to levy assessments on any of its clearing members if, after a default by another clearing member, there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member is the lesser of $30 million and 40% of such clearing member's capital.

     Despite the Company's authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Company believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Company's sale of such member's seat to apply towards any outstanding obligations to the Exchange of such member. Recourse to a member's seat, however, may not be of material value in the case of large defaults that result in assessments greater in value than the seat, particularly when the seat value declines markedly in price as a consequence of the default.

     Moreover, despite the risk mitigation techniques adopted by, and the other powers and procedures implemented by the Company, which are designed to, among other things, minimize the potential risks associated with the occurrence of contract defaults on the Company, there can be no assurance that these powers and procedures will prevent contract defaults or will otherwise function to preserve the liquidity of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Information in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no reports on Form 8-K required to be filed under Item 304 of Regulation S-K during the year ended December 31, 2003.

     During the two most recent fiscal years and the subsequent interim period through December 31, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) of the Company.

ITEM 9A. CONTROLS AND PROCEDURES.

     (1) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our annual filing under such Exchange Act.

     (2) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND THE EXCHANGE.

     Set forth below are: (1) the names and ages of all directors (including directors who are also executive officers) of the Company at March 4, 2004, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

                                                                                                TERM
                                                                                             EXPIRATION
NAME OF DIRECTOR AND OFFICER                                                                    DATE
----------------------------                                                                 ----------
Vincent Viola........................   48  Chairman                                            2004
Mitchell Steinhause..................   56  Vice Chairman                                       2005
Richard Schaeffer....................   51  Director, Treasurer                                 2005
Gary Rizzi...........................   49  Director, Secretary                                 2004
Stephen Ardizzone....................   42  Director                                            2006
Eric Bolling.........................   42  Director                                            2005
Joseph Cicchetti.....................   51  Director                                            2005
John Conheeney.......................   74  Public Director                                     2006
Joel Faber...........................   63  Director                                            2006
Melvyn Falis.........................   63  Public Director                                     2005
Stephen Forman.......................   48  Director                                            2004
Kenneth Garland......................   55  Director                                            2004
Anthony George Gero..................   67  Director                                            2005
David Greenberg......................   39  Director                                            2006
E. Bulkeley Griswold.................   65  Public Director                                     2006
Jesse B. Harte.......................   45  Director                                            2006
Scott Hess...........................   46  Director                                            2006
Steven Karvellas.....................   44  Director                                            2005
Harley Lippman.......................   49  Public Director                                     2004
Michel Marks.........................   54  Director                                            2004
Kevin McDonnell......................   44  Director                                            2005
John McNamara........................   47  Director                                            2006
Gordon Rutledge......................   50  Director                                            2004
Robert Steele........................   65  Public Director                                     2004
J. Robert Collins, Jr. ..............   38  President
Christopher K. Bowen, Esq. ..........   43  General Counsel and Chief Administrative
                                            Officer
Madeline J. Boyd.....................   51  Senior Vice President -- Government, Community
                                            and Philanthropic Affairs
Samuel H. Gaer.......................   37  Senior Vice President and Chief Information
                                            Officer
Nachamah Jacobovits..................   41  Senior Vice President -- Corporate
                                            Communications
Thomas F. LaSala.....................   42  Senior Vice President -- Compliance and Risk
                                            Management
Robert Levin.........................   48  Senior Vice President -- Planning and
                                            Development
Lewis A. Raibley, III................   42  Senior Vice President -- Finance and Chief
                                            Financial Officer
Stuart A. Smith......................   56  Senior Vice President -- Operations

     The Board of Directors of the Company is comprised of 25 members. There is currently one vacancy on the Board which will be filled at the 2004 annual election.

MEMBERS OF THE BOARD OF NYMEX HOLDINGS, INC.

     The information in the Proxy Statement, dated March 5, 2004 set forth under the caption "Information Regarding the Current Board of Directors" is incorporated herein by reference.

BOARD MEETINGS AND COMMITTEES

     The information in the Proxy Statement, dated March 5, 2004 set forth under the caption "Board Meetings and Committees" is incorporated herein by reference.

     Set forth below are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Company at March 4, 2004, (2) all positions with the Company presently held by each such person, and
(3) the positions held by, and principal areas of responsibility of, each such person during the last five years. Information for the Company's Directors is incorporated by reference to the Proxy Statement.

NAME                                                     POSITION(S) HELD               AGE
----                                                     ----------------               ---
VINCENT VIOLA                                                CHAIRMAN                   48

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

MITCHELL STEINHAUSE                         VICE CHAIRMAN                               56

     Mr. Steinhause was elected Vice Chairman of the Board in March 2000. He is presently a local trader. He has previously served as Corporate Secretary from 1996 to 1998 and has been a member of NYMEX Exchange since 1975 as both a floor broker and a local trader.

RICHARD SCHAEFFER                           TREASURER                                   51

     Mr. Schaeffer has been an executive of Global Energy Futures for ABN AMRO, Inc. since 1997. Mr. Schaeffer has been the NYMEX Division's Treasurer since March 1993. From 1992 to 1997, Mr. Schaeffer had been a Senior Vice President/Director of the Chicago Corp., which was a clearing member of both NYMEX Exchange and the COMEX Division until its buy-out by ABN AMRO, Inc. He is also a member of the Board of Directors of the Juvenile Diabetes Foundations.

GARY RIZZI                                  SECRETARY                                   49

     Mr. Rizzi has been the Company's Secretary since 2001. He has been a director since 1995. Mr. Rizzi has been a Vice President of AGE Commodity Clearing Corp. (now known as A.G. Edwards & Sons, Inc. since January 2004) since 2001 and was an Associate Vice President from 1985 to 2001. Mr. Rizzi has served on the Executive Committee since 2000. He is also a member of the COMEX Division and both divisions of the New York Board of Trade.

J. ROBERT COLLINS, JR.                      PRESIDENT                                   38

     Mr. Collins was appointed President of NYMEX Holdings and NYMEX Exchange on July 23, 2001. Mr. Collins was Senior Vice President of natural gas trading at El Paso Merchant Energy-Gas, L.P., a division of El Paso Energy Corp. Mr. Collins directed the natural gas derivatives portfolio. Before joining El Paso in

1997, Mr. Collins was a natural gas and crude oil options market maker with Pioneer Futures, Inc. on the floor of NYMEX Exchange. Mr. Collins had been a director in 2001 and a member of NYMEX Exchange since 1996.

CHRISTOPHER K. BOWEN                        GENERAL COUNSEL AND CHIEF ADMINISTRATIVE    43
                                            OFFICER

     Mr. Bowen was appointed General Counsel and Chief Administrative Officer of NYMEX Holdings and NYMEX Exchange in February 2002. Mr. Bowen has served as Senior Vice President and General Counsel of NYMEX Holdings since 2000 and has been Senior Vice President and General Counsel of the NYMEX Exchange since 1997. Mr. Bowen has held positions of Associate General Counsel and Senior Associate General Counsel. He has also served as Counsel/Manager of Futures Compliance at Morgan Stanley & Co., Inc. and as an attorney at the CFTC. Mr. Bowen also serves as General Counsel and Chief Administrative Officer of COMEX.

MADELINE J. BOYD                            SENIOR VICE PRESIDENT - GOVERNMENT,         51
                                            COMMUNITY AND PHILANTHROPIC AFFAIRS

     Ms. Boyd was appointed Senior Vice President - Government, Community, and Philanthropic Affairs of NYMEX Holdings and NYMEX Exchange in January 2004. Ms. Boyd was a member of NYMEX Exchange from 1984 to 2004. Ms. Boyd also served on the Board of Directors of NYMEX Exchange from 1998 to 2004 and of the Company from 2000 to 2004, including service on the Executive Committee from 2000-200l. Ms. Boyd is the Chairman of the NYMEX Charitable Assistance Fund. Ms. Boyd has also served as Chairman of the New York Mercantile Exchange Charitable Foundation Committee and Government Relations Committee. Ms. Boyd also serves as Senior Vice President - Government, Community, and Philanthropic Affairs of COMEX.

SAMUEL H. GAER                              SENIOR VICE PRESIDENT AND CHIEF             37
                                            INFORMATION OFFICER

     Mr. Gaer was appointed Senior Vice President and Chief Information Officer of NYMEX Holdings and NYMEX Exchange in March 2003. Mr. Gaer has been involved with the commodities business since he was fifteen, starting as a clerk on the COMEX floor. Mr. Gaer became a member of COMEX in 1988. In 1991 he formed Uptick Trading, which merged into Millennium Copper Group, LLC in 1993. Mr. Gaer left the trading floor in 1998 to devote more time to trading software development and architecture, and subsequently founded TradinGear.com, a trading software development company. Mr. Gaer also serves as the Senior Vice President and Chief Information Officer of COMEX.

NACHAMAH JACOBOVITS                         SENIOR VICE PRESIDENT - CORPORATE           41
                                            COMMUNICATIONS

     Ms. Jacobovits is Senior Vice President of Corporate Communications for NYMEX Holdings and NYMEX Exchange, a position she has held since September 2002. Ms. Jacobovits joined the Exchange in 1989 and has served as manager of media relations as well as director and, most recently, vice president of corporate communications. She is currently the secretary and board member of the New York Mercantile Exchange Charitable Assistance Fund. Ms. Jacobovits also serves as Senior Vice President of Corporate Communications for COMEX.

THOMAS F. LASALA                            SENIOR VICE PRESIDENT - COMPLIANCE AND      42
                                            RISK MANAGEMENT

     Mr. LaSala was appointed Senior Vice President - Compliance and Risk Management of NYMEX Holdings and NYMEX Exchange in February 2002. Mr. LaSala previously served as Vice President -

Compliance of NYMEX Holdings since 2000 and NYMEX Exchange since 1994. Mr. LaSala also serves as Senior Vice President - Compliance and Risk Management of COMEX.

ROBERT LEVIN                                SENIOR VICE PRESIDENT - PLANNING AND        48
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

LEWIS A. RAIBLEY, III                       SENIOR VICE PRESIDENT OF FINANCE AND CHIEF  42
                                            FINANCIAL OFFICER

     Mr. Raibley serves as Senior Vice President - Finance and Chief Financial Officer of NYMEX Holdings and NYMEX Exchange since January 2003. Mr. Raibley has served as Senior Vice President and Controller at Datek Online Holdings Corp. from 2000 to 2002 and served in several senior financial roles at Morgan Stanley Dean Witter & Co., where he was employed from 1986 to 2000. Mr. Raibley also currently serves as Senior Vice President - Finance and Chief Financial Officer of COMEX.

STUART A. SMITH                             SENIOR VICE PRESIDENT - OPERATIONS          56

     Mr. Smith serves as Senior Vice President - Operations of NYMEX Holdings and has been Senior Vice President - Operations of the NYMEX Exchange since May 1992. Mr. Smith currently serves as Senior Vice President - Operations of COMEX. Mr. Smith previously served as Vice President of Trading Floor Operations from 1986 to 1996.

     None of the directors, except for the Chairman, currently is or has ever been an officer or employee of the Company or any of its subsidiaries, nor were there any compensation committee interlocks or other relationships during 2003 requiring disclosure under item 402(j) of Regulation S-K of the SEC.

CODE OF ETHICS

     The Company has adopted a code of ethics for its principal executive officer and senior financial officers. A copy of the Company's code of ethics is attached to this Annual Report on Form 10-K as Exhibit 14 and is also available on the Company's website at www.nymex.com. The Company intends to post on its website material changes, or waivers from, its code of ethics, if any, within two days of any such event. As of March 4, 2004, there were no such changes or waivers.

ITEM 11. EXECUTIVE OFFICER COMPENSATION.

     The information in the Proxy Statement, dated March 5, 2004, set forth under the captions "Executive Officer Compensation" and "Information Regarding the Current Board of Directors" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" of the Proxy Statement, dated March 5, 2004, is incorporated herein by reference.

ITEM 13.  CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS.

     The inherent nature of the Company's business frequently gives rise to related party transactions. The majority of the Company's shareholders, including several members of the board of directors, frequently do business with the Exchange. The Board establishes fees and usage charges and also determines the level of payments under any proprietary fee reduction or other cost reduction programs.

     The following are descriptions of material transactions involving the Company and its directors:

     Several of the Company's directors serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company's clearinghouse in connection with services the Company provides. The Company believes that the services provided to these clearing firms are on terms no more favorable to those firms than terms given to other member firms and individual members.

     Pioneer Futures, Inc. ("Pioneer"), of which Vincent Viola the Chairman of the Board of the Company is the sole shareholder, is one of the largest clearing members with whom the Company does business. For the year ended December 31, 2003, a total of $9.2 million in revenue was derived from Pioneer from clearing and transaction fees and $0.7 million was derived from rental income. These amounts represent 5% of the Company's total consolidated revenue.

     Sterling Commodities Corp. ("Sterling"), of which David Greenberg, a director of the Company, is the President, currently leases from NYMEX Exchange space at the One North End Avenue facility. The lease expires on November 30, 2007. The aggregate amount of rent collected from Sterling during 2003 was $242,000. The director's father is Chief Executive Officer and 100% owner of Sterling. The clearing revenues earned from Sterling in 2003 were approximately $1.6 million representing approximately 1% of the Company's consolidated revenues.

     ABN-AMRO, Inc. ("ABN-AMRO"), of which Richard Schaeffer, the Treasurer of the Company, is an executive, currently leases from NYMEX Exchange space at the One North End Avenue facility. ABN-AMRO currently has two leases, one of which had a three-month rent free period. The aggregate amount of rent collected from ABN-AMRO during 2003 was $72,390.

     On January 27, 2003, a wholly-owned subsidiary of the Company, Tradingear Acquisition LLC, entered into an Asset Purchase Agreement with TGFIN Holdings, Inc. ("TGFIN") and its operating subsidiary, TradinGear.com. Pursuant to this agreement, TGFIN and TradinGear.com were paid $3 million for certain assets, including certain tangible assets and software which the Company had previously been licensing from TradinGear.com. This transaction closed on March 31, 2003. On April 2, 2003, Samuel Gaer, Chairman and CEO of TGFIN, became Senior Vice President and Chief Information Officer of the Company. Prior to that date, Mr. Gaer received approximately $82,500 in consulting fees from the Company in 2003. Mr. Gaer subsequently resigned his position as an officer and director of TGFIN. Mr. Gaer, together with his family, owned at the time of the acquisition and continue to own approximately 38% of the stock of TGFIN.

     The Company had invested assets segregated for the benefit of the COMEX Members' Recognition and Retention Plan of $11.7 million at December 31, 2003, in a portfolio of fixed income securities managed by a major securities firm of which Anthony George Gero, a director of the Company, is a senior investment officer.

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to this program, the member remains primarily liable for the loan that is used to purchase an interest in the Company. The Company's guarantee is limited by a specified dollar amount, and the Company has the right to liquidate the interest if the member defaults on the loan. As of December 31, 2003, the following director had a loan balance relating to this program in excess of $60,000:
Steven Karvellas $76,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information in the 2003 Proxy Statement set forth under the captions "Audit and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference.

                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         (a) Documents filed as part of this Report:

         1.  Consolidated Financial Statements

                The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof and incorporated herein by reference.

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

EXHIBITS

2.2      Form of Agreement and Plan of Merger by and among New York
         Mercantile Exchange, Inc., NYMEX Holdings, Inc. and NYMEX
         Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of Form S-4 (file no. 333-30332)).
3.1      Amended and Restated Certificate of Incorporation of NYMEX
         Holdings, Inc. (incorporated herein by reference to Exhibit
         3.1 of Form 10-K for the year 2000 (file no. 333-30332)).
3.2 Bylaws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Form S-4 (file no. 333-30332)).
4 Note Purchase Agreement among NYMEX and each of Purchasers listed in Schedule A attached thereto dated October 15, 1996
         (incorporated herein by reference to Exhibit 10.5 of Form
         S-4 (file no. 333-30332)).
10.1     NYMEX Amended and Restated Members' Retention and Retirement
         Plan effective December 31, 1998 (incorporated herein by reference to Exhibit 10.1 of Form S-4 (file no. 333-
         30332)).
10.2 Trust under the NYMEX Members' Retention and Retirement Plan dated December 31, 1998 (incorporated herein by reference to Exhibit 10.2 of Form S-4 (file no. 333-30332)).
10.3 Ground Lease between Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.3 of Form S-4 (file no. 333-30332)).
10.4     Funding Agreement among New York State Urban Development
         Corporation, Battery Park City Authority and NYMEX dated May
         18, 1995 (incorporated herein by reference to Exhibit 10.4 of Form S-4 (file no. 333-30332)).
10.5     NYMEX Holdings, Inc. Executive Income Deferral Program
         (incorporated herein by reference to Exhibit 10.5 of Form
         10-K for the year 2000 (file no. 333-30332)).
10.6     Network License Order Form between Oracle Corporation and
         NYMEX, accompanying Payment Plan Agreement and Payment
         Schedule between Oracle Credit Corporation and NYMEX
         (incorporated herein by reference to Exhibit 10.6 of Form
         S-4 (file no. 333-30332)).

10.7       Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Schedule between
           Oracle Credit Corporation and NYMEX and Amendment 1 to the Network License Order Form (incorporated herein by reference to Exhibit 10.7 of Form S-4 (file no. 333-30332)).
10.8       Network License Order Form between Oracle Corporation and NYMEX and accompanying Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.8 of Form
           S-4 (file no. 333-30332)).
10.8.1     Software License and Services Agreement between Oracle Corporation and NYMEX effective January 6, 1995
           (incorporated herein by reference to Exhibit 10.8.1 of Form S-4 (file no. 333-30332)).
10.9       Smartnet Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.9 of Form S-4 (file no. 333-30332)).
10.10      Network Supported Account Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996
           (incorporated herein by reference to Exhibit 10.10 of Form S-4 (file no. 333-30332)).
10.11      COMEX Members' Recognition and Retention Plan (incorporated herein by reference to Exhibit 10.11 of Form
           10-K for the year 2000 (file no. 333-30332)).
10.12.1    Employment Agreement between NYMEX Holdings and Neal L. Wolkoff, Esq. (incorporated herein by reference to Exhibit 10.12 of Form 10-K for the year 2000 (file no. 333-30332)).
10.12.2    Employment Agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and J. Robert Collins,
           Jr. (incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ending March 31,
           2002) (file no. 333-30332)).
10.12.3    Employment agreement between NYMEX Holdings, and Samuel H. Gaer (incorporated herein by reference to
           Exhibit 10.14 of Form 10-Q for the quarter ending March 31, 2003) (file no. 333-30332)).
14         Code of Ethics for principal executive officer and senior financial officers.
21.1       Subsidiaries of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 of Form S-4 (file
           no. 333-30332)).
31.0       Certifications of Chairman and Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of
           2002.
32.0       Certifications of Chairman and Chief Financial Officer pursuant to sec. 906 of the Sarbanes-Oxley Act of
           2002.
99         Published report regarding the demutualization vote by Security holders on June 20, 2000 (incorporated herein by reference to Exhibit 99 of Form 10-K for the year 2000 (file no. 333-30332)).

     (b) Reports on Form 8-K

     NYMEX Holdings, Inc. filed a Current Report on Form 8-K, dated March 6, 2003, reporting that our Annual Report on Form 10-K was accompanied by certifications of our Company's Chairman and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     NYMEX Holding, Inc. filed a Current Report on Form 8-K, dated May 15, 2003, reporting that our First Quarter Form 10-Q was accompanied by certifications of our Company's Chairman and Chief Financial Officer, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2004

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

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----

                  /s/ VINCENT VIOLA                    Chairman of the Board  March 4, 2004
-----------------------------------------------------
                    VINCENT VIOLA




               /s/ MITCHELL STEINHAUSE                     Vice Chairman      March 4, 2004
-----------------------------------------------------
                 MITCHELL STEINHAUSE




                /s/ RICHARD SCHAEFFER                        Treasurer        March 4, 2004
-----------------------------------------------------
                  RICHARD SCHAEFFER




                   /s/ GARY RIZZI                            Secretary        March 4, 2004
-----------------------------------------------------
                     GARY RIZZI




                  /s/ ERIC BOLLING                           Director         March 4, 2004
-----------------------------------------------------
                    ERIC BOLLING




                /s/ STEPHEN ARDIZZONE                        Director         March 4, 2004
-----------------------------------------------------
                  STEPHEN ARDIZZONE




                /s/ JOSEPH CICCHETTI                         Director         March 4, 2004
-----------------------------------------------------
                  JOSEPH CICCHETTI




                 /s/ JOHN CONHEENEY                          Director         March 4, 2004
-----------------------------------------------------
                   JOHN CONHEENEY




                   /s/ JOEL FABER                            Director         March 4, 2004
-----------------------------------------------------
                     JOEL FABER




                  /s/ MELVYN FALIS                           Director         March 4, 2004
-----------------------------------------------------
                    MELVYN FALIS




                 /s/ STEPHEN FORMAN                          Director         March 4, 2004
-----------------------------------------------------
                   STEPHEN FORMAN




                 /s/ KENNETH GARLAND                         Director         March 4, 2004
-----------------------------------------------------
                   KENNETH GARLAND

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----





               /s/ ANTHONY GEORGE GERO                       Director         March 4, 2004
-----------------------------------------------------
                 ANTHONY GEORGE GERO




                 /s/ DAVID GREENBERG                         Director         March 4, 2004
-----------------------------------------------------
                   DAVID GREENBERG




              /s/ E. BULKELEY GRISWOLD                       Director         March 4, 2004
-----------------------------------------------------
                E. BULKELEY GRISWOLD




                 /s/ JESSE B. HARTE                          Director         March 4, 2004
-----------------------------------------------------
                   JESSE B. HARTE




                   /s/ SCOTT HESS                            Director         March 4, 2004
-----------------------------------------------------
                     SCOTT HESS




                /s/ STEVEN KARVELLAS                         Director         March 4, 2004
-----------------------------------------------------
                  STEVEN KARVELLAS




                 /s/ HARLEY LIPPMAN                          Director         March 4, 2004
-----------------------------------------------------
                   HARLEY LIPPMAN




                  /s/ MICHEL MARKS                           Director         March 4, 2004
-----------------------------------------------------
                    MICHEL MARKS




                 /s/ KEVIN MCDONNELL                         Director         March 4, 2004
-----------------------------------------------------
                   KEVIN MCDONNELL




                  /s/ JOHN MCNAMARA                          Director         March 4, 2004
-----------------------------------------------------
                    JOHN MCNAMARA




                 /s/ GORDON RUTLEDGE                         Director         March 4, 2004
-----------------------------------------------------
                   GORDON RUTLEDGE




                  /s/ ROBERT STEELE                          Director         March 4, 2004
-----------------------------------------------------
                    ROBERT STEELE




             /s/ J. ROBERT COLLINS, JR.                      President        March 4, 2004
-----------------------------------------------------
               J. ROBERT COLLINS, JR.




              /s/ LEWIS A. RAIBLEY, III                Senior Vice President  March 4, 2004
-----------------------------------------------------    Finance and Chief
                LEWIS A. RAIBLEY, III                    Financial Officer




               /s/ KENNETH D. SHIFRIN                       Controller        March 4, 2004
-----------------------------------------------------
                 KENNETH D. SHIFRIN

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

              FISCAL YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION
                                   ITEM 15(A)

ITEM 15(A)  FINANCIAL STATEMENTS.

Management's Responsibility for Financial Statements........    F-2
Report of Independent Auditors, KPMG LLP....................    F-3
Report of Independent Auditors, Ernst & Young LLP...........    F-4
Consolidated Balance Sheets at December 31, 2003 and 2002...    F-5
Consolidated Statements of Income for the years ended
  December 31, 2003, 2002 and 2001..........................    F-6
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............    F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    F-8
Notes to Consolidated Financial Statements..................    F-9

     All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item
15(a) -- Consolidated Financial Statements.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To Our Stockholders:

     Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based upon our estimates and assumptions, as required. The consolidated financial statements for the year ended December 31, 2003 have been audited by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors are valid and appropriate.

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

     Although no cost-effective internal control system will preclude all errors or fraud, we believe our controls as of December 31, 2003 provide reasonable assurance that the consolidated financial statements are reliable and that our assets are reasonably safeguarded.

                                          /s/ VINCENT VIOLA
                                          --------------------------------------
                                          Chairman of the Board

                                          /s/ J. ROBERT COLLINS, JR.
                                          --------------------------------------
                                          President

                                          /s/ LEWIS A. RAIBLEY, III
                                          --------------------------------------
                                          Senior Vice President -- Finance
                                          Chief Financial Officer

                                          Date: March 4, 2004
                                             -----------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NYMEX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2001, were audited by other auditors whose report dated March 3, 2002, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMEX Holdings, Inc. and subsidiaries at December 31, 2003 and 2002 and the results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, in 2002 the Company changed its methods of accounting for goodwill and other intangible assets and accounting for the impairment or disposal of long-lived assets.

KPMG LLP

New York, New York
March 1, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NYMEX Holdings, Inc.:

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of NYMEX Holdings, Inc. and subsidiaries (the "Company") for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NYMEX Holdings, Inc. and subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

ERNST & YOUNG LLP

New York, New York
March 3, 2002

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $  1,763   $  1,014
Securities purchased under agreements to resell.............    45,050     40,760
Marketable securities, at market............................    64,885     66,976
Clearing and transaction fees receivable, net of
  allowance.................................................    13,277     13,884
Prepaid taxes and expenses..................................     4,115      3,595
Deferred tax assets.........................................     4,134      3,233
Clearing deposits and guaranty funds........................    97,238     75,327
Other current assets........................................     8,959      7,920
                                                              --------   --------
  Total current assets......................................   239,421    212,709
Property and equipment, net.................................   208,787    223,878
Goodwill, net...............................................    16,329     16,329
Other assets................................................    13,139      9,839
                                                              --------   --------
TOTAL ASSETS................................................  $477,676   $462,755
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities....................  $ 10,773   $ 16,036
Accrued salaries and related liabilities....................     4,292      5,611
Clearing deposits and guaranty funds........................    97,238     75,327
Income taxes payable........................................    10,364      4,335
Other current liabilities...................................    17,126     18,389
                                                              --------   --------
  Total current liabilities.................................   139,793    119,698
Deferred tax liabilities....................................     5,961      9,622
Notes payable...............................................    88,732     91,551
Deferred credit -- grant for building construction..........   112,600    114,745
Retirement benefit obligation...............................    11,729     11,037
Other non-current liabilities...............................    13,446     14,567
                                                              --------   --------
  Total liabilities.........................................   372,261    361,220
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY:
Common stock, at $0.01 par value, 816 shares authorized,
  issued and outstanding at December 31, 2003 and 2002......        --         --
Additional paid-in capital..................................    93,312     93,312
Retained earnings...........................................    12,103      8,223
                                                              --------   --------
  Total stockholders' equity................................   105,415    101,535
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $477,676   $462,755
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
OPERATING REVENUES:
  Clearing and transaction fees, net of member fee rebates
     of $14,049, $5,245 and $6,693 in 2003, 2002 and 2001,
     respectively...........................................  $139,731   $140,763   $104,302
  Market data fees..........................................    31,700     33,459     34,313
  Other, net of rebates of $995, $1,195, and $2,090 in 2003,
     2002 and 2001, respectively............................    12,737     14,982      5,666
                                                              --------   --------   --------
     Total operating revenues...............................   184,168    189,204    144,281
                                                              --------   --------   --------
OPERATING EXPENSES:
  Salaries and employee benefits............................    54,401     49,121     50,443
  Occupancy and equipment...................................    26,664     24,364     20,663
  Depreciation and amortization of property and equipment,
     net of deferred credit amortization....................    24,679     20,926     16,024
  General and administrative................................    23,314     17,737     12,848
  Professional services.....................................    17,427     17,954     12,753
  Telecommunications........................................     5,934      7,639     10,878
  Marketing.................................................     2,080      2,633      1,721
  Other expenses............................................     8,652      9,445      7,203
  Amortization of goodwill..................................        --         --      2,153
  Impairment and disposition loss on capitalized software
     and computer equipment.................................     2,340     12,583      5,114
                                                              --------   --------   --------
     Total operating expenses...............................   165,491    162,402    139,800
                                                              --------   --------   --------
INCOME FROM OPERATIONS......................................    18,677     26,802      4,481
OTHER INCOME (EXPENSES):
  Investment income, net....................................     4,501      5,714      4,643
  Interest expense..........................................    (7,237)    (7,455)    (7,662)
                                                              --------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    15,941     25,061      1,462
PROVISION FOR INCOME TAXES..................................     7,061     12,762        782
                                                              --------   --------   --------
NET INCOME..................................................  $  8,880   $ 12,299   $    680
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER SHARE........................  $ 10,882   $ 15,072   $    833
                                                              ========   ========   ========
Weighted average common shares outstanding, basic and
  diluted...................................................       816        816        816
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                            COMMON STOCK
                                        --------------------   ADDITIONAL                  TOTAL
                                          SHARES                PAID-IN     RETAINED   STOCKHOLDERS'
                                        OUTSTANDING   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                        -----------   ------   ----------   --------   -------------
Balances at December 31, 2000.........          816   $   --    $84,415     $   244      $ 84,659
Net income............................           --       --         --         680           680
Tax benefit related to:
  NYMEX MRRP..........................           --       --      5,728          --         5,728
  COMEX MRRP..........................           --       --      3,169          --         3,169
                                        -----------   ------    -------     -------      --------
Balances at December 31, 2001.........          816       --     93,312         924        94,236
Net income............................           --       --         --      12,299        12,299
Dividends.............................           --       --         --      (5,000)       (5,000)
                                        -----------   ------    -------     -------      --------
Balances at December 31, 2002.........          816       --     93,312       8,223       101,535
Net income............................           --       --         --       8,880         8,880
Dividends.............................           --       --         --      (5,000)       (5,000)
                                        -----------   ------    -------     -------      --------
Balances at December 31, 2003.........          816   $   --    $93,312     $12,103      $105,415
                                        ===========   ======    =======     =======      ========

        The accompanying notes are an integral part of these statements.

                     NYMEX HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  8,880    $ 12,299    $    680
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
       equipment, net of deferred credit....................    24,679      20,926      16,024
     Amortization of goodwill...............................        --          --       2,153
     Deferred tax asset (liability).........................    (4,562)     (3,674)      3,546
     Loss on disposition of property, equipment.............     2,340      12,583       5,114
     Curtailment gain on postretirement plan................        --          --        (732)
     (Increase) decrease in operating assets
       Marketable securities................................     2,091      (1,555)     12,603
       Clearing and transaction fees receivable.............       607      (4,547)     (1,762)
       Prepaid taxes and expenses...........................      (520)      9,390      (2,789)
       Clearing deposits and guaranty funds.................   (21,911)    (28,572)     67,961
       Other current assets.................................    (1,771)      6,796      (5,074)
     (Decrease) increase in operating liabilities:
       Accounts payable and accrued liabilities.............    (5,263)     (4,871)      9,622
       Accrued salaries and related liabilities.............    (1,319)        390       1,352
       Clearing deposits and guaranty funds.................    21,911      28,572     (67,961)
       Other current liabilities............................     1,237       4,991         498
       Income tax payable...................................     6,029       4,335          --
       Other non-current liabilities........................    (1,121)      5,233         169
       Distributions under NYMEX Division members' retention
          and retirement plan...............................        --          --     (33,221)
       Subordinated commitment for COMEX members' retention
          and retirement plan...............................       692       1,258         566
                                                              --------    --------    --------
       Net cash provided by operating activities............    31,999      63,554       8,749
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in securities purchased under
     agreements to resell...................................    (4,290)    (34,260)     23,609
  Capital expenditures......................................   (13,446)    (31,049)    (27,221)
  Net payment for purchase acquisition, net of cash
     acquired...............................................    (3,000)         --          --
  (Increase) decrease in other assets.......................      (195)        (94)        488
                                                              --------    --------    --------
       Net cash used in investing activities................   (20,931)    (65,403)     (3,124)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid.......................................    (7,500)         --          --
  Principal payments under long-term debt agreements........    (2,819)     (2,817)     (2,815)
                                                              --------    --------    --------
       Cash used in financing activities....................   (10,319)     (2,817)     (2,815)
                                                              --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENT.........       749      (4,666)      2,810
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     1,014       5,680       2,870
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  1,763    $  1,014    $  5,680
                                                              ========    ========    ========

        The accompanying notes are an integral part of these statements.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company exists principally to provide facilities for buying and selling energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter ("OTC") market. These services facilitate price discovery, hedging, and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company's clearinghouse acts as the counter-party to every trade. Trading on the Exchange is regulated by the Commodity Futures Trading Commission. To manage the risk of financial nonperformance, the Exchange requires members to post margin.

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of NYMEX Holdings and its subsidiaries. The accompanying financial statements included herein have been prepared in accordance with generally accepted accounting principles. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries NYMEX Division, COMEX Division, COMEX Clearing Association, Inc. ("CCA"), NYMEX Technology Corp. (which became inactive in November 1996), and Tradingear Acquisition LLC. Intercompany balances and transactions have been eliminated in consolidation. COMEX Division and CCA were acquired by the Company in 1994. While CCA is still in existence, its operations were consolidated into the NYMEX Division in May 2003.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments at the balance sheet date. The carrying values of the Company's assets approximate their fair values and, where applicable, are based on current market prices. The carrying values of the Company's liabilities approximate their fair values except for the fair value of the Company's notes payable, which are based upon their future cash flows for principal and interest payments, discounted at prevailing interest rates for securities of similar terms and maturities.

     USE OF ESTIMATES -- The preparation of the accompanying consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES
the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

     During fiscal year 2003, the Company changed its estimated useful lives for technology equipment from a range of 4 to 7 years to a range of 3 to 7 years. This change in estimate was based on management's belief that certain of this equipment has shorter useful lives under the Company's new technology strategy than originally estimated.

     CASH AND CASH EQUIVALENTS -- Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

     The Company maintains substantially all of its cash balances with major financial institutions.

     SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL -- Securities purchased under agreements to resell are carried at contract value, as specified in the agreements. The market value of securities purchased under agreements to resell is monitored by the Company and additional collateral is obtained as necessary to protect against credit exposure. At December 31, 2003 and 2002, U.S. government securities held in a segregated account by a U.S. money-center bank collateralized the securities purchased under agreements to resell.

     MARKETABLE SECURITIES -- The Company invests primarily in high-grade tax-exempt municipal bonds and direct obligations of the U.S. government and its agencies and money market mutual funds. Company has classified all of its investments in debt and equities as trading. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such classification at each balance sheet date.

     Trading securities are bought and held principally for the purpose of selling them in the near future and are carried at fair value based on quoted market prices and unrealized gains and losses are recognized in income currently. Realized gains and losses from the sales of marketable securities are determined on a specific identification basis.

     The Company has provided financial guarantees and pledged collateral with one of its investment managers relating to a membership seat financing program. The investment manager retains a collateral interest in the underlying Company investments equal to 118% of the outstanding loan balance. The Company has not set up allowances for loan losses as the Company retains the exclusive right to assert its lien on and security interest in the membership seat.

REVENUE RECOGNITION

Clearing and Transaction Revenue

     The largest sources of the Company's operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated. Clearing and transaction fees receivable are monies due from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm's financial condition. Seats owned by NYMEX Division and COMEX Division members collateralize fees owed to the Company. At the end of December 31, 2003 and 2002, no clearing and transaction fees receivable balance was greater than the member's seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member's seat in order to satisfy its receivable.

     The Company maintains, on a discretionary basis, a proprietary fee reduction program that is subject to periodic approval by the board of directors, pursuant to which certain clearing fees of NYMEX Division members are substantially reduced. The Company has various other discretionary rebate and cost reduction programs to reduce operating costs of certain market participants.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

Market Data Revenues

     The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors.

Other Revenues

     Other revenues consist of rental income from tenants leasing space in the Company's headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment, long distance telephone service and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS(R) electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received.

     LONG-LIVED ASSETS -- The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

     The Company reviews long-lived assets for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying value to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by comparing fair market values to carrying values in accordance with SFAS No.
144. During 2003, the Company shortened the estimated useful lives of certain technology equipment. The Company believed, as of the September 30, 2003 evaluation date, that the undiscounted cash flows expected to be generated by these assets exceeded their carrying amounts and, therefore, the assets were not impaired. As of October 1, 2003, the Company began depreciating the carrying values of these assets over the remaining periods of their new useful lives.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, less depreciation and amortization. Depreciation and amortization are provided utilizing the straight-line method over the estimated useful lives of the assets or lease terms, whichever is shorter.

     The following table summarizes the years over which significant assets are generally depreciated or amortized:

Building and improvements...................................   20 to 60 years
Information system equipment................................     3 to 7 years
Furniture, fixtures, office machinery and other.............    3 to 10 years
Internally developed software costs.........................     3 to 5 years
Leasehold improvements......................................   10 to 20 years

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

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

     GOODWILL -- Goodwill represents the excess of the purchase price over the fair value of the net assets of the COMEX Division. As of December 31, 2003, goodwill was $32.3 million. Prior to January 1, 2002, goodwill was being amortized over a period of 15 years on a straight line basis. As of December 31, 2001, the accumulated amortization relating to goodwill was $16.0 million. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and goodwill is no longer being amortized. Instead, the value of goodwill is measured using the impairment model. Tests for impairment were made during the fourth quarters of 2003 and 2002 and no impairment was noted. The Company will perform an impairment test during the fourth quarter of each year. Prior to 2002, goodwill was amortized on a straight-line basis over the period of expected benefit of 15 years. The measurement of possible impairment is based on the most recent sales of COMEX Division membership interests. COMEX Division membership interests, or "seats", are purchased from existing COMEX Division members at prevailing market prices. These prices are established through a bid-and-ask system. There were no impairments recognized during any of the periods presented.

     The following table sets forth reported net income (loss) and earnings per share, as adjusted to exclude goodwill amortization expense (in thousands, except per share data):

                                                                2001
                                                               ------
Net income as reported......................................   $  680
Net income as adjusted......................................   $2,833
Basic and diluted earnings per share, as reported...........   $  833
Basic and diluted earnings per share, as adjusted...........   $3,472

     INCOME TAXES -- The Company accounts for income taxes in accordance SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred taxes be established based upon the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS -- The Company provides certain postretirement benefits to its employees, which are accounted for in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, which requires the Company to accrue the estimated cost of retiree benefit payments other than pensions during the employees' active service lives. Such benefits consist principally of health care benefits. In addition, the Company offers various post-employment benefits to employees after employment but before retirement. The benefits are accounted for in accordance with SFAS No. 112, Employers' Accounting for Post-employment Retirement Benefits, which requires the Company to accrue the estimated cost of future post-employment benefits, which are funded on a pay-as-you-go basis. Post-employment benefits include both short-term disability, income benefits and long-term disability-related health benefits.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

     EARNINGS PER SHARE -- The Company has only one type of earnings per share calculation, basic earnings per share. In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share are based on the weighted-average number of common shares outstanding in each year. There are no common stock equivalents and, thus, no dilution of earnings per share. Earnings per share were $10,882, $15,072 and $833 in 2003, 2002 and 2001, respectively.

     SEGMENT REPORTING -- The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. The Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS(R), NYMEX ClearPort(SM) Trading and NYMEX ClearPort(SM) Clearing. The Company reports income on a segment basis, but does not allocate assets or goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGES

     In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement, effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this Statement did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 64, the criteria in APB Opinion No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 became effective for the Company as of January 1, 2003. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously governed the accounting treatment for restructuring activities. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (1) termination benefits under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities to relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No.
143. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In December 2003, the FASB Issued Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The interpretation applies to interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for the periods ending after December 15, 2003 and for all other types of entities in the financial statements for periods ending after March 15, 2004. The Company does not have any interests that would change its current reporting entity or require additional disclosure as outlined in FIN 46R.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instrument subject to SFAS No. 133 in its entirety, or as hybrid instrument with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted by the Company on July 1, 2003 and did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

NOTE 2.  COLLATERIZATION

     In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company's banks. At December 31, 2003, 2002 and 2001, the Company accepted collateral in the form of U.S. treasury bills that it is permitted by contract or industry practice to sell or re-pledge, although it is not the Company's policy to sell or re-pledge the collateral. The fair value of such collateral at December 31, 2003 and 2002 were $45.1 million and $40.8 million, respectively.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

NOTE 3.  PROPERTY AND EQUIPMENT, NET

     Property, plant and equipment consisted of the following;

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Buildings and improvements..................................  $180,938   $179,942
Information systems equipment...............................    49,287     58,222
Office furniture, fixtures, machinery and equipment.........    38,194     33,631
Internally developed software...............................    21,079     19,583
Leasehold improvements......................................    13,040     10,355
                                                              --------   --------
                                                               302,538    301,733
Less accumulated depreciation and amortization..............   (93,751)   (77,855)
                                                              --------   --------
                                                              $208,787   $223,878
                                                              ========   ========

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $24.7 million, $20.9 million and $16.0 million, respectively. Buildings and improvements are recorded net of amortization of the deferred credit related to the grant for the building of $2.1 million for each year. Amortization of leasehold improvements is included with depreciation expense in the accompanying financial statements.

     During 2003, the Company continued development of a new technology strategy, which is designed to standardize and simplify the Company's technology infrastructure. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure, resulting in a $5.3 million charge in the fourth quarter of 2003.

     During fiscal years 2003, 2002 and 2001, the Company determined that impairment losses had taken place for certain computer equipment, capitalized software development costs and other equipment that were deemed to be obsolete. The losses on disposition of these assets are included in the Consolidated Statements of Income. For the years ended December 31, 2003, 2002 and 2001, impairment and disposition losses on capitalized software, computer equipment and other fixed assets were $2.3 million, $12.6 million and $5.1 million, respectively.

NOTE 4.  NOTES PAYABLE

     The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company's trading facility and headquarters. This issue contained three series, each with different maturities, interest rates, and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES
senior unsecured obligations of the Company and are not secured by the facility, the Company's interest therein, or any other collateral.

                                                               (IN THOUSANDS)
                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Private Placement Notes
  7.48% Senior Notes, Series A, due 2011....................  $22,549   $25,366
  7.75% Senior Notes, Series B, due 2021....................   54,000    54,000
  7.84% Senior Notes, Series C, due 2026....................   15,000    15,000
                                                              -------   -------
                                                               91,549    94,366
  Less current maturities...................................   (2,817)   (2,815)
                                                              -------   -------
  Total long-term debt, excluding current maturities........  $88,732   $91,551
                                                              =======   =======

     Notes payable that become due during the next five years are as follows (in thousands):

2004........................................................   $2,817
2005........................................................    2,817
2006........................................................    2,817
2007........................................................    2,817
2008........................................................    2,817

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following supplemental disclosures of cash flow information for the years ended December 31, 2003, 2002, and 2001, respectively, are as follows (in thousands):

                                                              2003     2002     2001
                                                             ------   ------   ------
Dividends declared.........................................  $5,000   $5,000   $   --
                                                             ======   ======   ======
Cash paid for:
  Interest.................................................  $7,258   $7,477   $7,681
                                                             ======   ======   ======
  Dividends................................................  $7,500   $   --   $   --
                                                             ======   ======   ======
  Income taxes.............................................  $5,595   $1,232   $   --
                                                             ======   ======   ======
  Increase in prepaid taxes due to NYMEX MRRP tax
     benefit...............................................  $   --   $   --   $5,728
                                                             ======   ======   ======
  Increase in deferred tax asset due to COMEX MRRP tax
     benefit...............................................  $   --   $   --   $3,169
                                                             ======   ======   ======
Transfer of short-term portion of security deposit to other
  current assets...........................................  $   --   $   --   $2,699
                                                             ======   ======   ======

NOTE 6.  MEMBERS' RETIREMENT PLAN AND BENEFITS

     During 2000, the Company's board of directors voted to terminate the NYMEX Division Members' Retention and Retirement Plan. The Company had maintained a retention program which covered NYMEX Division members, based on long-term and continuous membership. This plan was terminated in October 2000 and fully liquidated in January 2001.

     The Company continues to maintain a similar program for members of the COMEX Division. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants and no new participants were permitted after the date of the merger. No payments were made prior to January 1,

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

2002. In addition, under the terms of the COMEX merger agreement, the COMEX Division program is funded at a minimum of $400,000 annually. In no event will the Company's contribution be greater than $800,000 a year. Such amounts may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. The Company funded the COMEX program by $800,000 in 2003. Corporate contributions and related investment earnings are charged against current operations.

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

NOTE 7.  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution plan (the "Plan") for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Plan member. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 40% after two full years of service, and then 20% per year until fully vested at 100% after five years of service. The Company's total contributions to the Plan were $1.8 million, $1.7 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 8.  DEFERRED COMPENSATION

     The Company has a nonqualified deferred compensation plan (the "Deferred Plan") for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company's defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At December 31, 2003 and 2002, deferred compensation amounted to $2.0 million and $1.3 million, respectively and is included in the consolidated balance sheet.

NOTE 9.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company's postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in our postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, and changes in asset levels.

     The Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES
certain insurance companies. The Company expects to fund its share of such benefit costs principally on a pay-as-you-go basis.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

     Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at December 31, 2003 and 2002 exceed the amount of the accumulated obligations, as indicated below.

     The following table presents the funded status of such plans, reconciled with amounts recognized in the Company's consolidated financial statements at December 31 (in thousands):

                                                               2003      2002
                                                               ----      ----
Change in accumulated postretirement benefit obligation:
  Accumulated postretirement benefit obligation, beginning
     of year................................................  $ 6,109   $5,183
  Service cost..............................................      220      428
  Interest cost.............................................      247      355
  Impact of special termination benefits....................       --       --
  Actuarial (gain) loss.....................................     (150)     406
  Adjustment for prior years' overstatement.................   (1,784)      --
  Benefits paid.............................................     (276)    (263)
                                                              -------   ------
  Accumulated postretirement benefit obligation, end of
     year...................................................  $ 4,366   $6,109
                                                              =======   ======
Funded status:
  Accumulated postretirement benefit obligation, end of
     year...................................................  $ 4,366   $6,109
  Unrecognized transition obligation........................       --     (993)
  Unrecognized prior service cost...........................      575    1,075
  Unrecognized net gain.....................................      537      278
                                                              -------   ------
  Accrued postretirement benefit cost, end of year..........  $ 5,478   $6,469
                                                              =======   ======

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

                                                               2003     2002    2001
                                                               ----     ----    ----
Net periodic postretirement benefit cost consists of the
  following components for the years ended December 31:
  Service cost..............................................  $   220   $ 428   $ 445
  Interest cost.............................................      246     355     352
  Amortization of:
     Transition obligation..................................       --      83      97
     Prior service cost.....................................      (57)   (101)   (119)
     Net (gain).............................................      (23)    (18)    (40)
                                                              -------   -----   -----
  Net periodic postretirement benefit cost..................      386     747     735
  Adjustment for prior years' overstatement.................   (1,102)     --     148
  Curtailment (gain)........................................       --      --    (732)
                                                              -------   -----   -----
  Total net periodic postretirement benefit cost............  $  (716)  $ 747   $ 151
                                                              =======   =====   =====

                                                               2001
                                                               -----
Impact of curtailment.......................................
  Change in accumulated postretirement benefit obligation...   $(715)
  Recognized transition obligation..........................     182
  Recognized prior service cost.............................    (199)
                                                               -----
Curtailment (gain)..........................................   $(732)
                                                               =====

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 6.0%, 6.5% and 7.0% at December 31, 2003, 2002, 2001, respectively.

     The weighted-average annual assumed rates of increase in the per capita cost to cover benefits (i.e., health care cost trend rate) is 8.5%, 9.0%, and 9.5% for 2003, 2002, and 2001, respectively, and is assumed to decrease gradually to 5.5% by 2009 and remain level thereafter.

     The following shows the impact, in thousands of dollars, of a 1% change in the trend rate:

                                                                     2003
                                                              -------------------
                                                                 1%         1%
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost................    $ 8        $ (8)
Effect on accumulated postretirement benefit obligation.....    $54        $(58)

     During 2003, the Company reduced its accrued postretirement benefit cost by $1.1 million, which was attributable to revisions to certain assumptions made in earlier years. Accordingly, the Company reduced salaries and employee benefits expenses in the Consolidated Statement of Income by a similar amount in 2003, of which $0.3 million, $0.1 million and $0.8 million were attributable to 2002, 2001, and 2000 and prior years respectively. The Company believes that the effect of the adjustment was not material to its consolidated financial position or results of operations for any of the years impacted and accordingly, the full amount was recorded in 2003.

NOTE 10.  DEFERRED CREDITS

     In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation ("EDC") and the Empire State Development Corporation ("ESDC", formerly known as the New York State Urban Development Corporation) for construction of corporate headquarters

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES
and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility.

     In 2002, the Company entered into an agreement and received a $5 million grant from the ESDC. This agreement requires the company to maintain certain annual employment levels, and the grant is subject to recapture amounts on a declining scale over time. The grant is recognized in income ratably in accordance with a recapture schedule.

NOTE 11.  POSTEMPLOYMENT BENEFITS

     The Company offers various post-employment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company's established postemployment benefit practices and policies. Postemployment benefits include both short term disability income benefits and long term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company's postemployment benefits liability at December 31, 2003 and December 31, 2002 were $980,000.

NOTE 12.  INCOME TAXES

     The provision (benefit) for income taxes in the Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001, respectively, consisted of the following (in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Current:
  Federal...............................................  $ 8,426   $11,666   $(2,876)
  State and local.......................................    3,795     4,770       112
                                                          -------   -------   -------
  Total.................................................   12,221    16,436    (2,764)
                                                          -------   -------   -------
Deferred:
  Federal...............................................   (4,095)   (3,163)    3,160
  State and local.......................................   (1,065)     (511)      386
                                                          -------   -------   -------
  Total.................................................   (5,160)   (3,674)    3,546
                                                          -------   -------   -------
     Total provision....................................  $ 7,061   $12,762   $   782
                                                          =======   =======   =======

     Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before tax is as follows:

                                                              2003    2002    2001
                                                              ----    ----    ----
Statutory U.S. federal tax rate.............................  34.0%   34.0%    34.0%
State and local taxes, net of federal benefit...............  11.4%   10.9%    16.9%
Change in estimate..........................................   3.1%    6.0%    34.9%
Tax-exempt income...........................................  (6.0%)  (3.0%)  (54.5%)
Deferred credit amortization -- grant for building
  construction..............................................    --    (2.9%)  (49.9%)
Valuation allowance.........................................   0.6%    2.3%    13.6%
Amortization of goodwill....................................    --      --     50.1%
Other, net..................................................   1.2%    3.6%     8.4%
                                                              ----    ----    -----
Effective tax rate..........................................  44.3%   50.9%    53.5%
                                                              ====    ====    =====

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

     At December 31, the components of net deferred tax assets (liabilities) were as follows (in thousands):

                                                               2003      2002
                                                              -------   -------
Current
  Assets:
     Accrued expenses.......................................  $ 4,002   $ 3,179
     Allowance for member credits adjustments...............      110       175
     Other..................................................      159       260
                                                              -------   -------
Total.......................................................    4,271     3,614
                                                              -------   -------
  Liabilities:
     Unrealized gains on marketable securities..............      137       366
     Other..................................................       --        15
                                                              -------   -------
Total.......................................................      137       381
                                                              -------   -------
Total current net deferred tax assets.......................    4,134     3,233
                                                              -------   -------
Noncurrent
  Assets:
     Postretirement benefits................................    3,380     3,374
     Deferred compensation..................................      891       585
     COMEX retention and retirement program.................    3,215     3,962
     COMEX MRRP contribution and earnings...................    2,096       556
     Demutualization costs..................................      806     1,214
     Federal net operating loss carryforwards...............      361       486
     Charitable contributions carryforward..................    3,422     3,437
     AMT credit carryforwards...............................      796       405
     State and city operating losses........................       --       189
     Other..................................................      892       557
                                                              -------   -------
Total.......................................................   15,859    14,765
     Less valuation allowance...............................   (1,637)   (1,692)
                                                              -------   -------
Total noncurrent deferred tax assets........................   14,222    13,073
                                                              -------   -------
  Liabilities:
     Capitalization of software.............................    4,120     5,194
     Depreciation and amortization..........................   16,063    17,501
                                                              -------   -------
Total noncurrent deferred tax liabilities...................   20,183    22,695
                                                              -------   -------
Total net noncurrent deferred tax liabilities...............  $(5,961)  $(9,622)
                                                              =======   =======

     Management has determined that the realization of the recognized gross deferred tax asset of $18.5 million at December 31, 2003 is more likely than not, based on taxable temporary differences and anticipated future taxable income. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced.

     The Company maintained valuation allowances of $1.6 million and $1.7 million in 2003 and 2002, respectively, in accordance with the provisions of SFAS No. 109. The allowances were established due to the uncertainty of realizing certain tax carryforwards.

NOTE 13.  REDUCTION-IN-WORKFORCE

     In 2001, the Company implemented a reduction-in-workforce program which eliminated 20% of the Company's staff. These employees were notified and terminated by the end of the year. This program was adopted in an effort to establish a more cost-efficient business structure in response to competition. These staff

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES
reductions encompassed various professional and clerical positions throughout the Company. Restructuring and related costs recorded in fiscal year 2001 were $4.7 million. These costs were fully paid by the end of fiscal year 2002. There were no additional restructuring charges recorded in fiscal year 2003.

NOTE 14.  CLEARING DEPOSITS AND GUARANTY FUNDS

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

     Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, per division, based upon such clearing member firm's reported regulatory capital, in a fund known as a guaranty fund. Historically, separate and distinct guaranty funds were maintained for the NYMEX Division and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits were aggregated and are now maintained in a single guaranty fund which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there is now one guaranty fund for both divisions, separate contribution amounts are calculated for each division.

     The Company is entitled to earn interest on cash balances posted as clearing deposits and guaranty funds. Such balances are included in the Company's Consolidated Balance Sheets, and are generally invested overnight in securities purchased under agreements to resell. The following table sets forth clearing deposits and guaranty fund balances held by the Company on behalf of clearing members at December 31, 2003 and 2002 (in thousands):

                                             TOTAL
                                 RESALE      RESALE      MONEY         U.S.      LETTERS OF     TOTAL
                        CASH   AGREEMENTS   AND CASH     MARKET     TREASURIES     CREDIT       FUNDS
                        ----   ----------   --------   ----------   ----------   ----------   ----------
2003
----------------------
  Clearing deposits...  $ 67    $92,450     $92,517    $2,099,620   $5,108,929    $408,632    $7,709,698
  Guaranty funds......    81      4,640       4,721            --      149,911          --       154,632
                        ----    -------     -------    ----------   ----------    --------    ----------
  Total Company.......  $148    $97,090     $97,238    $2,099,620   $5,258,840    $408,632    $7,864,330
                        ====    =======     =======    ==========   ==========    ========    ==========

2002
----------------------
  NYMEX Division
  Clearing deposits...  $340    $65,935     $66,275    $1,434,975   $2,276,351    $247,580    $4,025,181
  Guaranty funds......    --        105         105            --       79,721          --        79,826
                        ----    -------     -------    ----------   ----------    --------    ----------
  Total NYMEX.........  $340    $66,040     $66,380    $1,434,975   $2,356,072    $247,580    $4,105,007
                        ====    =======     =======    ==========   ==========    ========    ==========
  COMEX Division
  Clearing deposits...  $ --    $ 8,030     $ 8,030    $       --   $  937,310    $ 61,150    $1,006,490
  Guaranty funds......    --        917         917            --       74,437          --        75,354
                        ----    -------     -------    ----------   ----------    --------    ----------
  Total COMEX.........  $ --    $ 8,947     $ 8,947    $       --   $1,011,747    $ 61,150    $1,081,844
                        ====    =======     =======    ==========   ==========    ========    ==========
  Total Company.......  $340    $74,987     $75,327    $1,434,975   $3,367,819    $308,730    $5,186,851
                        ====    =======     =======    ==========   ==========    ========    ==========

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

NOTE 15.  ACQUISITION

     On March 31, 2003, the Company acquired the assets and assumed certain liabilities of TradinGear.com ("TradinGear"), a Delaware limited liability company in cash. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price was $3,000,000 in cash. The Company considered, among other things, the value of the above-mentioned exclusive license as well as the potential additional revenue generated from TradinGear's customer contracts in determining the consideration furnished for TradinGear's assets.

NOTE 16.  SEGMENT REPORTING

     The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. The Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS(R), NYMEX ClearPort(SM) Trading and NYMEX ClearPort(SM) Clearing.

     Financial information relating to these business segments, in thousands, is set forth below:

                                                                           ELECTRONIC
                                                                           TRADING AND
                                                             OPEN OUTCRY    CLEARING      TOTAL
                                                             -----------   -----------   --------
YEAR ENDED DECEMBER 31, 2003:
  Operating revenues.......................................   $165,973      $ 18,195     $184,168
  Operating expenses.......................................    142,654        22,837      165,491
                                                              --------      --------     --------
  Operating income.........................................     23,319        (4,642)      18,677
  Investment income, net...................................      4,501            --        4,501
  Interest expense.........................................      7,237            --        7,237
  Income tax provision.....................................      9,117        (2,056)       7,061
                                                              --------      --------     --------
  Net income...............................................   $ 11,466      $ (2,586)    $  8,880
                                                              ========      ========     ========

                                                                           ELECTRONIC
                                                                           TRADING AND
                                                             OPEN OUTCRY    CLEARING      TOTAL
                                                             -----------   -----------   --------
YEAR ENDED DECEMBER 31, 2002:
  Operating revenues.......................................   $172,237      $ 16,967     $189,204
  Operating expenses.......................................    139,931        22,471      162,402
                                                              --------      --------     --------
  Operating income (loss)..................................     32,306        (5,504)      26,802
  Investment income, net...................................      5,714            --        5,714
  Interest expense.........................................      7,455            --        7,455
  Income tax provision (benefit)...........................     15,563        (2,801)      12,762
                                                              --------      --------     --------
  Net income (loss)........................................   $ 15,002      $ (2,703)    $ 12,299
                                                              ========      ========     ========

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

                                                                           ELECTRONIC
                                                                           TRADING AND
                                                             OPEN OUTCRY    CLEARING      TOTAL
                                                             -----------   -----------   --------
YEAR ENDED DECEMBER 31, 2001:
  Operating revenues.......................................   $135,036      $  9,245     $144,281
  Operating expenses.......................................    112,402        27,398      139,800
                                                              --------      --------     --------
  Operating income (loss)..................................     22,634       (18,153)       4,481
  Investment income, net...................................      4,643            --        4,643
  Interest expense.........................................      7,662            --        7,662
  Income tax provision (benefit)...........................     10,494        (9,712)         782
                                                              --------      --------     --------
  Net income (loss)........................................   $  9,121      $ (8,441)    $    680
                                                              ========      ========     ========

     Company does not account for, and does not report to management, its assets (other than goodwill and other intangible assets for SFAS No. 142 reporting purposes) or capital expenditures by business unit.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2003. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has been named as a defendant in the following legal actions:

eSpeed, Inc. and Electronic Trading Systems Corporation. v. New York Mercantile Exchange. This action was originally filed in the United States District Court for the Northern District of Texas (Dallas Division) and was transferred to United States District Court for the Southern District of New York. NYMEX Exchange was served with a summons and complaint on or about May 10, 1999. This was a patent infringement case, relating to the Company's electronic trading system. This matter was settled on December 18, 2003.

Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does "1-10." This action was pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This was a case of alleged ethnic discrimination case. Plaintiff sought an unspecified amount of compensatory and punitive damages. The plaintiff filed a Note of Issue on or about September 27, 2002. This matter was settled on January 27, 2004.

New York Mercantile Exchange v. GlobalView Software, Inc. On April 27, 2001, NYMEX Exchange filed a breach of contract suit in New York State Supreme Court (New York County) against Global View Software, Inc. ("GlobalView") NYMEX Exchange sought to recover direct and consequential damages resulting from GlobalView's breach of its contract with NYMEX Exchange regarding the front-end development for enymex(SM). On or about June 18, 2001, GlobalView served its answer and counterclaims in which it sought to recover amounts in excess of $26,000,000 for alleged fees due and owing under the contract, as well as consequential damages and other causes of action. This case was settled on May 6, 2003.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

New York Mercantile Exchange v. Intercontinental Exchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against Intercontinental Exchange, Inc. ("ICE"). The amended complaint alleges claims for (a) copyright infringement by ICE arising out of ICE's uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE, (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of
Section 2 of the Sherman Act, 15 U.S.C. sec. 2, for NYMEX Exchange's allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (2) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX Exchange Settlement Prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange's Settlement Prices which are allegedly an "essential facility"; (4) a claim for purported violation of
Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange's response to the counterclaims was served on February 26, 2003. On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead. On or about August 28, 2003, the NYMEX Exchange was served with ICE's First Amended Counterclaims in which ICE makes four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging. This case is ongoing.

     The Company occupies premises under leases, including a land lease, with various lessors which expire in 2003 through 2069. For the years ended December 31, 2003, 2002 and 2001, rental expense for facilities and land leases amounted to $4.0 million, $3.8 million and $2.0 million, respectively. At December 31, 2003, the Company was obligated for future minimum rental payments for office and equipment leases required under the non-cancelable terms of various leases as follows (in thousands):

                                                         FACILITIES   EQUIPMENT
YEAR                                                       LEASES      LEASES      TOTAL
----                                                     ----------   ---------   -------
2004...................................................   $ 3,247      $2,265     $ 5,512
2005...................................................     3,331         460       3,791
2006...................................................     3,299         296       3,595
2007...................................................     3,246          --       3,246
2008...................................................     3,266          --       3,266
2009 and thereafter....................................    14,510          --      14,510

     The Company leases space to tenants in its headquarters. Rents collected from these leases were $7.3 million, $4.0 million and $4.3 million during 2003, 2002 and 2001, respectively and is recorded as other revenue.

     The lease commitments on the Company's facilities include scheduled base rent increases over the terms of the leases. The base rent payments are being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

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

NOTE 18.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The inherent nature of the Company's business frequently gives rise to related party transactions. The majority of the Company's shareholders, including several members of the board of directors, frequently do business with the Exchange. The Board establishes fees and usage charges and also determines the level of payments under any proprietary fee reduction or other cost reduction programs.

     The following are descriptions of material transactions involving the Company and its directors:

     Several of the Company's directors serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company's clearinghouse in connection with services the Company provides. The Company believes that the services provided to these clearing firms are on terms no more favorable to those firms than terms given to unaffiliated persons.

     Pioneer Futures, Inc. ("Pioneer"), of which the Chairman of the Board of the Company is the sole shareholder, is one of the largest clearing members with whom the Company does business. For the year ended December 31, 2003, a total of $9.2 million in revenue was derived from Pioneer from clearing and transaction fees and $0.7 million was derived from rental income. These amounts represent 5% of the Company's total consolidated revenue.

     Sterling Commodities Corp. ("Sterling"), of which a director of the Company, is the President, currently leases from NYMEX Exchange space at the One North End Avenue facility. The lease expires on November 30, 2007. The aggregate amount of rent collected from Sterling during 2003 was $242,000. The director's father is Chief Executive Officer and 100% owner of Sterling. The clearing revenues earned from Sterling in 2003 were approximately $1.6 million representing approximately 1% of the Company's consolidated revenues.

     ABN-AMRO, Inc. ("ABN-AMRO"), of which the Treasurer of the Company is an executive, currently leases from NYMEX Exchange space at the One North End Avenue facility. ABN-AMRO currently has two

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES
leases, one of which had a three-month rent free period. The aggregate amount of rent collected from ABN-AMRO during 2003 was $72,390.

     On January 27, 2003, a wholly-owned subsidiary of the Company, Tradingear Acquisition LLC, entered into an Asset Purchase Agreement with TGFIN Holdings, Inc. ("TGFIN") and its operating subsidiary, TradinGear.com. Pursuant to this agreement, TGFIN and TradinGear.com were paid $3 million for certain assets, including certain tangible assets and software which the Company had previously been licensing from TradinGear.com. This transaction closed on March 31, 2003. On April 2, 2003, Samuel Gaer, Chairman and CEO of TGFIN, became Senior Vice President and Chief Information Officer of the Company. Prior to that date, Mr. Gaer received approximately $82,500 in consulting fees from the Company in 2003. Mr. Gaer subsequently resigned his position as an officer and director of TGFIN. Mr. Gaer, together with his family, owned at the time of the acquisition and continue to own approximately 38% of the stock of TGFIN.

     The Company had invested assets segregated for the benefit of the COMEX Members' Recognition and Retention Plan of $11.7 million at December 31, 2003, in a portfolio of fixed income securities managed by a major securities firm of which a director of the Company is a senior investment officer.

     The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks. Pursuant to this program, the member remains primarily liable for the loan that is used to purchase an interest in the Company. The Company's guarantee is limited by a specified dollar amount, and the Company has the right to liquidate the interest if the member defaults on the loan. As of December 31, 2003, one director had a loan balance relating to this program in excess of $60,000. The outstanding balance on this loan at December 31, 2003 was $76,000. At December 31, 2003, the Company had pledged collateral under this program in the form of marketable securities in the amount of $10.4 million.

     The following table below reflects the member loan balances outstanding and collateral held by the Company on behalf of Exchange members at December 31, (in thousands):

                                                               2003      2002
                                                              -------   ------
Loan balance outstanding....................................  $ 8,845   $5,028
Collateral on deposit.......................................  $10,437   $5,933

NOTE 19.  DISASTER RECOVERY

     On September 11, 2001, terrorists attacked the World Trade Center, causing the closure of the Company's trading facility for four business days and limiting trading hours through the end of the year and into 2002. The Company received an insurance recovery of $17.25 million for losses resulting from the terrorist attacks, of which $8.6 million were reimbursements for additional operating costs, and the remaining $8.65 million was for recovery of business interruption insurance as a result of limited trading hours and was recorded in other income in the consolidated statement of income.

NOTE 20.  PARENT COMPANY ONLY INFORMATION

     NYMEX Holdings, Inc., the registrant, has two assets, its investments in its wholly-owned subsidiaries, New York Mercantile Exchange, Inc., or NYMEX, and Tradingear Acquisition LLC totaling $101.5 million and $105.4 million at December 31, 2003 and 2002, respectively. The registrant has only one liability, dividends payable to shareholders in the amount of $2.5 million. Net income from these investments on the equity basis of accounting amounted to $8.9 million and $12.3 million for the years ended December 31, 2003 and 2002, respectively. Other than the dividends payable to shareholders, the registrant has no liabilities, material contingencies or guarantees. During 2003, the registrant received no cash dividends from the New York Mercantile Exchange.

                      NYMEX HOLDINGS, INC AND SUBSIDIARIES

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

                                                                         2003
                                                         -------------------------------------
                                                           1ST       2ND       3RD       4TH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Trading volumes
NYMEX Division.........................................   32,519    25,470    26,979    29,757
COMEX Division.........................................    5,893     5,298     6,751     6,521
                                                         -------   -------   -------   -------
  Total................................................   38,412    30,768    33,730    36,278
                                                         =======   =======   =======   =======
Summarized financial data
Operating revenues.....................................  $49,625   $40,593   $45,848   $48,102
Operating expenses.....................................   37,461    40,760    42,170    45,100
                                                         -------   -------   -------   -------
Operating income (loss)................................   12,164      (167)    3,678     3,002
Investment income, net.................................      686     2,064       643     1,108
Interest expense.......................................    1,822     1,823     1,823     1,769
Provision (benefit)....................................    5,273      (103)      960       931
                                                         -------   -------   -------   -------
Net income (loss)......................................  $ 5,755   $   177   $ 1,538   $ 1,410
                                                         =======   =======   =======   =======
Net income (loss) per common stockholder...............  $ 7,053   $   217   $ 1,885   $ 1,728
                                                         =======   =======   =======   =======
Common stock prices
High...................................................  $ 1,325   $ 1,356   $ 1,625   $ 1,625
Low....................................................  $ 1,150   $ 1,170   $ 1,500   $ 1,500

                                                                         2002
                                                         -------------------------------------
                                                           1ST       2ND       3RD       4TH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Trading volumes
NYMEX Division.........................................   27,797    30,234    28,875    29,232
COMEX Division.........................................    4,063     4,773     4,318     4,398
                                                         -------   -------   -------   -------
  Total................................................   31,860    35,007    33,193    33,630
                                                         =======   =======   =======   =======
Summarized financial data
Operating revenues.....................................   42,689    47,238    45,338    53,939
Operating expenses.....................................   33,714    36,742    36,250    55,696
                                                         -------   -------   -------   -------
Operating income (loss)................................    8,975    10,496     9,088    (1,757)
Investment income, net.................................      809     2,037     2,043       825
Interest expense.......................................    1,874     1,875     1,875     1,831
Provision (benefit)....................................    3,955     5,032     4,427      (652)
                                                         -------   -------   -------   -------
Net income (loss)......................................  $ 3,955   $ 5,626   $ 4,829   $(2,111)
                                                         =======   =======   =======   =======
Net income (loss) per common stockholder...............  $ 4,847   $ 6,895   $ 5,918   $(2,588)
                                                         =======   =======   =======   =======
Common stock prices
High...................................................  $   900   $ 1,050   $ 1,100   $ 1,300
Low....................................................  $   825   $   920   $ 1,000   $ 1,000