Form 10-Q
period 2004-03-31
NYMEX HOLDINGS INC
filed 2004-05-07
CIK 1105018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

NYMEX Holdings, Inc.

Delaware	333-30332	13-4098266
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

One North End Avenue

World Financial Center
New York, New York 10282-1101
(212) 299-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐

      The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of May 5, 2004 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of May 5, 2004 was $1,377,000,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of May 5, 2004.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except for share data)

	For the Three Months
	Ended March 31,

	2004	2003

Revenues:
Clearing and transaction fees, net of member rebates	$42,881	$39,391
Market data fees, net	7,693	8,394
Other, net	2,663	1,840

Total revenues	53,237	49,625

Expenses:
Salaries and employee benefits	13,632	13,393
Occupancy and equipment	5,978	7,038
Depreciation and amortization, net of deferred credit amortization	5,291	4,722
General and administrative	6,498	3,544
Professional services	5,744	4,010
Telecommunications	1,454	1,332
Marketing	754	501
Other expenses	2,280	1,981
Impairment and disposition loss on capitalized software and computer equipment	64	940

Total expenses	41,695	37,461

Income before investment income, interest expense and provision for income taxes	11,542	12,164
Investment income and interest expense:
Investment income, net	1,300	686
Interest expense	1,770	1,822

Income before provision for income taxes	11,072	11,028
Provision for income taxes	4,830	5,273

Net income	$6,242	$5,755

Weighted average common shares outstanding, basic and diluted	816	816

Basic and diluted earnings per share	$7,650	$7,053

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31,
	2004	December 31,
	(Unaudited)	2003

ASSETS
Current assets
Cash and cash equivalents	$584	$1,763
Securities purchased under agreements to resell	53,186	45,050
Marketable securities, at market value	67,243	64,885
Clearing and transaction fees receivable, net of allowance for member credits	17,282	13,277
Prepaid expenses	4,193	4,115
Deferred tax assets	4,023	4,134
Margin deposits and guaranty funds	95,285	97,238
Other current assets	7,699	8,959

Total current assets	249,495	239,421
Property and equipment, net	204,666	208,787
Goodwill, net of amortization	16,329	16,329
Other assets	12,334	13,139

Total assets	$482,824	$477,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,524	$10,773
Accrued salaries and related liabilities	5,589	4,292
Margin deposits and guaranty funds	95,285	97,238
Income tax payable	11,661	10,364
Other current liabilities	16,660	17,126

Total current liabilities	139,719	139,793
Grant for building construction deferred credit	112,064	112,600
Long-term debt	88,732	88,732
Retirement obligation	11,719	11,729
Deferred income taxes	5,502	5,961
Other liabilities	13,431	13,446

Total liabilities	371,167	372,261

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	93,312	93,312
Retained earnings	18,345	12,103

Total stockholders’ equity	111,657	105,415

Total liabilities and stockholders’ equity	$482,824	$477,676

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock		Additional		Total
			Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2003	816	$—	$93,312	$8,223	$101,535
Net income		—	—	8,880	8,880
Dividends declared			—
Common stock, $6,127/share				(5,000)	(5,000)

Balances at December 31, 2003	816	—	93,312	12,103	105,415
Net income		—	—	6,242	6,242

Balances at March 31, 2004 (Unaudited)	816	$—	$93,312	$18,345	$111,657

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Three Months
	Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$6,242	$5,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,616	5,258
Amortization of intangibles	211	—
Deferred grant credit	(661)	(536)
Deferred rent	82	198
Deferred income taxes	(348)	(4,140)
Impairment and loss on disposition of capitalized software and computer equipment	64	940
Decrease (increase) in operating assets:
Marketable securities	(2,358)	(527)
Clearing and transaction fees receivable	(4,005)	(1,980)
Prepaid expenses	(78)	69
Margin deposits and guaranty fund assets	1,953	(62,307)
Other current assets	1,260	1,441
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(249)	163
Accrued salaries and related liabilities	1,297	(404)
Margin deposits and guaranty fund liabilities	(1,953)	62,307
Income tax payable	1,297	9,405
Other current liabilities	2,034	3,596
Other liabilities	28	127
Retirement obligation	(10)	91

Net cash provided by operating activities	10,422	19,456

Cash flows from investing activities:
(Increase) in securities purchased under agreements to resell	(8,136)	(7,618)
Capital expenditures	(1,559)	(1,605)
(Increase) decrease in other assets	594	(3,259)

Net cash used in investing activities	(9,101)	(12,482)

Cash flows from financing activities:
Dividends paid	(2,500)	(5,000)

Net cash used in financing activities	(2,500)	(5,000)

Net (decrease) increase in cash and cash equivalents	(1,179)	1,974
Cash and cash equivalents at beginning of period	1,763	1,014

Cash and cash equivalents at end of period	$584	$2,988

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

      NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange which was established in 1872. The two principal operating subsidiaries of NYMEX Holdings are the New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and the Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of the NYMEX Division. When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the “Company.”

      The Company demutualized on November 17, 2000, at which time the book value of the assets and liabilities of the New York Mercantile Exchange carried over to the NYMEX Division.

      The Company exists principally to provide facilities for buying and selling energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter (OTC) market. These services facilitate price discovery, hedging, and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. Trading on the Exchange is regulated by the Commodity Futures Trading Commission.

Significant Accounting Policies

      The Company’s accounting policies are described in the notes of the December 31, 2003 audited consolidated financial statements included in its Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described starting on Page 21 of this Form 10-Q under the caption “Critical Accounting Policies.”

Basis of Presentation

      The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles. Certain reclassifications have been made to the first quarter of 2003 unaudited consolidated financial statements to conform to the current presentation.

      The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in Item 15(a) of NYMEX Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Quarterly results are not necessarily indicative of results for any subsequent period.

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries NYMEX Division, COMEX Division, COMEX Clearing Association, Inc. (“CCA”), NYMEX Technology Corporation (which became inactive in November 1996), and Tradingear Acquisition LLC. Intercompany balances and transactions have been eliminated in consolidation. COMEX Division and CCA were acquired by the Company in 1994. While CCA is still in existence, its operations were consolidated into the NYMEX Division in May 2003.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Earnings Per Share

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic net earnings per common share excludes dilution and is computed by dividing net income by the weighted average of the Company’s common shares outstanding for the period. Diluted net earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company does not have common stock equivalents, therefore, diluted earnings per share is equal to basic earnings per share. For the three months ended March 31, 2004 and 2003 basic and diluted earnings per share was $7,650 and $7,053, respectively.

     Recent Accounting Pronouncements and Changes

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). This interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2003. The Company adopted FIN No. 45, effective January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

      In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”). FIN No. 46R requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN No. 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The interpretation applies to interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for the periods ending after December 15, 2003 and for all other types of entities in the financial statements for periods ending after March 15, 2004. The Company does not have any interests that would change its current reporting entity or require additional disclosure as outlined in FIN No. 46R.

2.     Collateralization

      In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At March 31, 2004, the Company accepted collateral in the form of U.S. treasury bills that it is permitted by contract or industry practice to sell or re-pledge, although it is not the Company’s policy to sell or re-pledge the collateral. At March 31, 2004 and December 31, 2003 total collateral held was $95.3 million and $97.2 million, respectively.

3.     Notes Payable

      The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issue contained three series, each with different maturities, interest rates, and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. At March 31, 2004, the notes payable balance was $91.6 million.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Member Seat Financing Program

      Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to be reimbursed for its loss of collateral. At March 31, 2004, there were total seat loan balances of $9.1 million and $10.7 million in securities that were pledged against the seat loan balances.

5.     Revenue Rebate and Fee Reduction Program

      During the three months ended March 31, 2003, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing reductions of their clearing and transaction fees. The amount of payments under this program was based on each member’s individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company’s board of directors. Clearing and transaction fees were recorded net of these payments in the unaudited consolidated statements of income. This program was eliminated effective December 31, 2003 and therefore, there were no fee reduction credits during the first quarter ended March 31, 2004. Clearing and transaction fees were reduced by $4.7 million for these payments for the three months ended March 31, 2003.

6.     Allowance for Doubtful Accounts and Credits

      Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $425,000 at March 31, 2004. The Company believes the likelihood of incurring material losses due to non-collectibility is remote and that the allowance is adequate to cover anticipated member credits.

      An allowance for doubtful accounts was established for market data accounts receivables to cover potential non-collectible receivables as well as future adjustments by the market data customers. At March 31, 2004, this allowance was $234,000, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At March 31, 2004, the combined amounts due from ten customers represented 84% of the total accounts receivable balance.

      Other revenues, which includes member booth rental, licensing fees and equipment rentals, are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of floor and compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectable receivables of $353,000 at March 31, 2004 and believes the amount is sufficient to cover potential bad debts and subsequent credits.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Supplemental Disclosures of Cash Flow Information

      The following supplemental disclosures of cash flow information for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	For the Three
	Months Ended
	March 31,

	2004	2003

Cash paid for:
Dividends	2,500	5,000

Income Taxes	3,876	—

8.     Margin Deposits and Guaranty Funds

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

      Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. treasury securities, ranging from $100,000 to $2.0 million per division, based upon such clearing member firm’s reported regulatory capital, in a fund known as a Guaranty Fund. Historically, separate and distinct Guaranty Funds were maintained for the NYMEX Division and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits were aggregated and are now maintained in a single Guaranty Fund which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there is now one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

      The Company is entitled to earn interest on cash balances posted as clearing deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004			December 31, 2003

	Margin	Guaranty	Total	Margin	Guaranty	Total
	Deposits	Funds	Funds	Deposits	Funds	Funds

Cash and securities earning interest for NYMEX
Cash	$284	$2,601	$2,885	$67	$81	$148
Securities held for resale	92,400	—	92,400	92,450	4,640	97,090

Total cash and securities	92,684	2,601	95,285	92,517	4,721	97,238

Cash and securities earning interest for members
Money Market funds	2,195,720	—	2,195,720	2,099,620	—	2,099,620
U.S. treasuries	3,702,169	148,652	3,850,821	5,108,929	149,911	5,258,840
Letter of credits	455,152	—	455,152	408,632	—	408,632

Total cash and securities	6,353,041	148,652	6,501,693	7,617,181	149,911	7,767,092

Total funds	$6,445,725	$151,253	$6,596,978	$7,709,698	$154,632	$7,864,330

9.     Commitments and Contingencies

Contractual Obligations

      The Company occupies premises under leases, including a land lease, with various lessors that expire during the years 2004 through 2069. For the three months ended March 31, 2004 and 2003, rental expense for facilities and land leases amounted to $0.5 million and $1.6 million, respectively.

      In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases and other contracts. A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of March 31, 2004, as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table (in thousands):

	Payments Due by Period

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

Long-term debt principal	$2,817	$5,634	$5,634	$77,464	$91,549
Debt interest	7,048	13,463	12,620	53,564	86,695
Operating leases	4,136	7,386	6,512	14,511	32,545
Other long-term obligations	800	1,600	1,600	7,451	11,451

Total contractual obligations	$14,801	$28,083	$26,366	$152,990	$222,240

Financial Guarantees

      The Company adopted FIN No. 45, effective, January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to be reimbursed for its loss of collateral. At March 31, 2004, there were total seat loan balances of $9.1 million and $10.7 million in securities that were pledged against the seat loan balances.

The Company serves as a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including clearing deposits and Guaranty Funds posted by clearing members with the Company’s clearinghouse. The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions as well as delivery obligations. As of March 31, 2004, there were no clearing members in default.

      There were no events of default during the first quarter of 2004 in either arrangement in which a liability should be recognized in accordance with FIN No. 45. As such, adoption of this pronouncement had no impact on the Company’s unaudited consolidated results of operations, financial position, or cash flows.

     Legal Proceedings

      From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below is a description of legal proceedings and litigation to which the Company is a party as of March 31, 2004. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matter described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

      The Company has been named as a defendant in the following legal action:

New York Mercantile Exchange v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. (“ICE”). The amended complaint alleges claims for (a) copyright infringement by ICE arising out of ICE’s uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE, (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (i) a claim for purported violation of Section 2 of the Sherman Act, 15 U.S.C. § 2, for NYMEX Exchange’s allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange settlement prices; (ii) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attempting to deny ICE access to NYMEX Exchange settlement prices; (iii) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange’s settlement prices which are allegedly an “essential facility”; (iv) a claim for purported violation of Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (v) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange’s response to the counterclaims was served on February 26, 2003.

On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replea. On about August 28, 2003, the NYMEX Exchange was served with ICE’s First Amended Counterclaims in which ICE makes four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging. This case is ongoing.

10.	Segment Reporting

      The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic trading and clearing consists of NYMEX ACCESS®, NYMEX ClearPortSM Trading and NYMEX ClearPortSM Clearing. The Company reports income on a segment basis, but does not allocate assets or goodwill.

      Financial information relating to these segments is set forth below (in thousands):

	For the Three Months Ended March 31,

	2004			2003

		Electronic			Electronic
	Open	Trading and		Open	Trading and
	Outcry	Clearing	Total	Outcry	Clearing	Total

Operating revenues	$46,849	$6,388	$53,237	$43,758	$5,867	$49,625
Depreciation and amortization	4,974	317	5,291	4,189	533	4,722
Other operating expenses	34,220	2,184	36,404	31,742	997	32,739

Operating income	7,655	3,887	11,542	7,827	4,337	12,164
Investment income, net	1,300	—	1,300	686	—	686
Interest expense	1,770	—	1,770	1,822	—	1,822
Income tax expense	3,133	1,697	4,830	3,209	2,064	5,273

Net income	$4,052	$2,190	$6,242	$3,482	$2,273	$5,755

11.	Members’ Retirement Plan and Benefits

      The Company continues to maintain a program for members of the COMEX Division. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants; no new participants were permitted after the date of the merger, nor were there payments made prior to January 1, 2002. In addition, under the terms of the COMEX merger agreement, the COMEX Division program is funded at a minimum of $400,000 annually. The Company’s contribution may be greater than $800,000 a year, such amounts may be reduced if actuarial assumptions indicate that full funding can be achieved contributing less than the $800,000 per year. Corporate contributions and related investment earnings are charged against current operations. All benefits to be paid under the COMEX Division program shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the program began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the program upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

12.	Postretirement Benefits other than Pensions

      The Company’s postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in its postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, and changes in asset levels. The Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company’s employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through certain insurance companies. The Company expects to fund its share of such benefit costs principally on a pay-as-you-go basis. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the U.S. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31 of each year.

      Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at March 31, 2004 and December 31, 2003 exceed the amount of the accumulated obligations.

      The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s consolidated financial statements (in thousands):

	For the Three
	Months Ended
	March 31,

	2004	2003

Service costs	$65	$55
Interest costs	63	62
Expected return on plan assets	—	—
Amortization of prior service costs	(14)	(14)
Amortization of net (gain)	(1)	(6)

Net periodic postretirement benefit cost	113	97
Adjustment for prior period overstatement	—	(276)

Total net periodic postretirement benefit cost	$113	$(179)

13.	Subsequent Event

      On April 8, 2004, the Company announced that it had received an indication of interest from Parthenon Capital, LLC (“Parthenon”), a private equity investment firm, to acquire a potential controlling equity

NYMEX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in the Company. The indication of interest stated that, under the proposed transaction, Parthenon would purchase 60% of the equity shares in the Company in a transaction that would include an initial cash payment and other elements which, according to Parthenon, constitutes an investment at an implied valuation of up to $2 million per NYMEX Division seat. The proposal stated the transaction would include, among other aspects, support for and preservation of open outcry trading. The Company is in the process of evaluating the proposal.

      On April 27, 2004, the Company and ICAP, the world’s largest inter–dealer broker and one of the world’s leading electronic brokers of fixed income securities, announced that they will launch an electronic market in options on oil and gas inventory statistics. These over–the–counter options will be offered through an auction process and will be cleared by the Exchange. The first natural gas inventory auction is anticipated for June 2, 2004, ahead of the June 3, 2004 release of the gas storage number by the Energy Information Administration of the Department of Energy. The first oil inventory auction has not yet been scheduled, but is anticipated for this summer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Throughout this document NYMEX Holdings, Inc. will be referred to as “NYMEX Holdings” and, together with its subsidiaries, as the “Company.” The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc (“NYMEX Exchange” or “NYMEX Division”), and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately and collectively will be discussed as the “Exchange.”

      Since its founding 132 years ago, the Company has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Company’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon the Company’s volume of approximately 139 million contracts transacted and/or cleared on the Exchange during 2003, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the U.S.

      The NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas, and is the largest exchange in North America for the trading of platinum group metals contracts.

      The COMEX Exchange is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes.

      NYMEX ClearPortSM Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing for specified products.

Note Regarding Forward-Looking Statements

      The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including under the caption “Risk Factors” in the Company’s December 31, 2003 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company today, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded, increased competitive activity, fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts, the ability to control costs and expenses, changes to legislation or regulations, protection and validity of the Company’s intellectual property rights and rights licensed from others, and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Market Conditions

      For the quarter ended March 31, 2004, total futures and options trading and clearing volumes were 37.5 million contracts, a decrease of 1.2 million contracts or 3.1% from 38.7 million contracts for the same period last year. Increases in COMEX Division floor and electronic trading volumes, and NYMEX ClearPortSM Clearing volumes were more than offset by the decrease in NYMEX Division floor and electronic trading volumes.

      Provided below is a discussion of the Company’s three significant components of operations: (i) the NYMEX Division; (ii) the COMEX Division; and (iii) NYMEX ClearPortSM Clearing. The NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPortSM Clearing.

Energy Markets — NYMEX Division

      For the quarter ended March 31, 2004, futures and options traded and cleared volume for the NYMEX Division was 27.7 million contracts, a decrease of 3.5 million contracts or 11.2% from 31.2 million contracts for the same period last year. Futures contracts volume for the quarter ended March 31, 2004 was 22.9 million contracts, a decrease of 1.9 million contracts or 7.7% from 24.8 million contracts for the same period last year and options volume was 4.7 million contracts, a decrease of 1.7 million contracts or 26.5% from 6.4 million contracts for the same period last year.

      The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products. Volumes are expressed as “round turn” trades, which are matched buys and sells of the underlying contracts. Open interest represents the number of contracts at March 31, 2004 and 2003 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division Contracts Traded and Cleared

(In thousands)

	For the Three Months Ending March 31,

	2004			2003

	Futures	Options	Total	Futures	Options	Total

Light sweet crude oil	12,500	2,506	15,006	12,743	3,624	16,367
Henry Hub natural gas	3,708	1,855	5,563	5,406	2,324	7,730
N.Y. heating oil	3,354	123	3,477	3,465	207	3,672
N.Y. harbor unleaded gasoline	3,124	228	3,352	3,034	234	3,268
Other	247	10	257	149	16	165

Total	22,933	4,722	27,655	24,797	6,405	31,202

NYMEX Division Contracts Open Interest

(In thousands)

	At March 31,

	2004			2003

	Futures	Options	Total	Futures	Options	Total

Light sweet crude oil	673	778	1,451	507	1,212	1,719
Henry Hub natural gas	304	588	892	346	888	1,234
N.Y. heating oil	155	29	184	105	44	149
N.Y. harbor unleaded gasoline	142	59	201	92	73	165
Other	50	5	55	9	9	18

Total	1,324	1,459	2,783	1,059	2,226	3,285

Light Sweet Crude Oil

      For the quarter ended March 31, 2004, futures contract volume was 12.5 million contracts, a decrease of 1.6% from 12.7 million contracts for the same period last year. Options contract volume was 2.5 million contracts, a decrease of 1.1 million contracts or 30.6% from 3.6 million contracts. Total futures and options contract volume was 15.0 million contracts, a decrease of 1.4 million contracts or 8.5% from 16.4 million contracts.

      The decline in options contract volume for the quarter ended March 31, 2004 was due to lower volatility, as global tensions eased and global oil markets stabilized. The same period in the prior year had unusually strong levels of volume as volatility was higher leading up to the war in Iraq.

Henry Hub Natural Gas

      Futures contract volume for the quarter ended March 31, 2004 was 3.7 million contracts, a decrease of 1.7 million contracts or 31.5% from 5.4 million contracts for the same period last year. Options volume for the quarter ended March 31, 2004 was 1.9 million contracts, a decrease of 0.4 million contracts or 17.4% from 2.3 million contracts for the same period last year. Total futures and options contracts volume was 5.6 million contracts, a decrease of 2.1 million contracts or 27.3% from 7.7 million contracts for the same period last year.

      For the quarter ended March 31, 2004, natural gas futures and options volume declined compared to the same period last year due in part to reduced supply concerns related to winter season natural gas storage levels, which, according to the U.S. Department of Energy, increased 46% from a year ago. During the quarter ended March 31, 2003, increasing supply concerns related to low natural gas storage levels and colder weather resulted in increased futures and options volume as compared to the first quarter of 2004. Additionally, for the quarter ended March 31, 2004, futures and options volume was also affected by reduced trading activity by energy merchants seeking to address internal credit issues.

New York Heating Oil

      Futures contract volume for the quarter ended March 31, 2004 was 3.4 million contracts, a decrease of 2.9% from 3.5 million contracts for the same period last year. Options contract volume decreased 40.6% compared to the quarter ended March 31, 2003. Total futures and options volume was 3.5 million contracts, a decrease of 5.4% from 3.7 million contracts for the quarter ended March 31, 2003.

      The quarter ended March 31, 2004 was characterized by lower volatility in the heating oil market as global tensions eased and the weather moderated compared to the quarter ended March 31, 2003.

New York Harbor Unleaded Gasoline

      For the quarter ended March 31, 2004, futures contract volume was 3.1 million contracts, an increase of 3.3% and options contract volume remained essentially flat compared to the quarter ended March 31, 2003.

Total futures and options volume was 3.4 million contracts, an increase of 3.0% compared to the quarter ended March 31, 2003.

      For the quarter ended March 31, 2004, futures volume was driven by a strong consumer demand for gasoline. Stricter Environmental Protection Agency standards related to cleaner gasoline were responsible for reduced supply leading to strength in the price differential between gasoline and crude oil resulting in higher trading activity.

Metals Market — COMEX Division

      For the quarter ended March 31, 2004, total futures and options traded and cleared volume for the COMEX Division was 7.9 million contracts, an increase of 2.0 million contracts or 33.9% from 5.9 million contracts for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, futures contract volume was 6.4 million contracts, an increase of 1.4 million contracts or 28.0% from 5.0 million contracts and options volume was 1.4 million contracts, an increase of 40.0% from 1.0 million contracts for the quarter ended March 31, 2003.

COMEX Division Contracts Traded and Cleared

(In thousands)

	For the Three Months Ending March 31,

	2004			2003

	Futures	Options	Total	Futures	Options	Total

Gold	4,193	1,065	5,258	3,255	833	4,088
Silver	1,338	274	1,612	918	128	1,046
High grade copper	865	84	949	752	7	759
Aluminum	29	—	29	30	—	30

Total	6,425	1,423	7,848	4,955	968	5,923

COMEX Division Contracts Open Interest

(In thousands)

	At March 31,

	2004			2003

	Futures	Options	Total	Futures	Options	Total

Gold	234	571	805	171	293	464
Silver	111	71	182	89	65	154
High grade copper	83	22	105	78	3	81
Aluminum	9	—	9	8	—	8

Total	437	664	1,101	346	361	707

Gold

      Futures contract volume for the quarter ended March 31, 2004 was 4.2 million contracts, an increase of 0.9 million contracts or 27.3% from 3.3 million contracts for the same period last year. Options volume for the quarter ended March 31, 2004 was 1.1 million contracts, an increase of 0.3 million contracts or 37.5% from 0.8 million contracts for the same period last year. Total futures and options contracts volume was 5.3 million contracts, an increase of 1.2 million contracts or 29.3% from 4.1 million contracts for the same period last year.

      This increase in options and futures volume was due to significant uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices and a weakened U.S. currency, which led to increased hedging and speculative demand for futures and options.

Silver

      Futures contract volume for the quarter ended March 31, 2004 was 1.3 million contracts, an increase of 44.4% and options volume increased by 114.1% compared to the quarter ended March 31, 2003. For the quarter ended March 31, 2004, total futures and options volumes was 1.6 million contracts, an increase of 0.5 million contracts or 45.4% from 1.1 million contracts from the quarter ended March 31, 2003.

      Uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices, a weakened U.S. currency and economic growth led to increased hedging and speculative demand for futures and options for the quarter ended March 31, 2004.

High Grade Copper

      Futures contract volume for the quarter ended March 31, 2004 increased 15.0% and options contract volume increased to 84 thousand contracts from 7 thousand contracts compared to the same period last year. For the quarter ended March 31, 2004, total futures and options volumes increased by 25.0% from the quarter ended March 31, 2003.

      Strong housing starts in the U.S. coupled with increased international demand and changes in supply patterns, contributed to increased market volatility, which resulted in significant increases in futures and options trading levels. Rapidly declining global warehouse stocks, interruptions in the copper supply chain and world usage of copper exceeding production contributed to the higher volume.

NYMEX ClearPortSM Clearing

      Futures contract clearing volume for the quarter ended March 31, 2004 was 2.0 million contracts, an increase of 33.3% from 1.5 million contracts from the same period last year.

      While the Company’s open outcry and electronic trading venues experienced a decline in natural gas futures and options trading volumes, there was significant growth in natural gas clearing volume through NYMEX ClearPortSM Clearing. The growth in NYMEX ClearPortSM Clearing was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, contributing to this increase was significant growth in existing natural gas products during the current quarter and the launch of new products, for petroleum and electricity on NYMEX ClearPortSM Clearing subsequent to the first quarter of 2003.

NYMEX ClearPortSM Clearing Contracts and Open Internet

(In thousands)

	Contracts
	Cleared for the
	Three Months
	Ended		Open Interest
	March 31,		at March 31,

	2004	2003	2004	2003

Natural gas	1,793	1,437	1,079	665
Electricity	119	30	27	17
Petroleum products	116	1	59	0
Coal	4	2	1	1

Total	2,032	1,470	1,166	683

Critical Accounting Policies

      The Securities and Exchange Commission (“SEC”) has requested that all registrants discuss their three to five most “critical accounting policies” in Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

Internally Developed Software

      Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The Company has capitalized certain costs to develop internal-use software, consisting primarily of software tools and systems. Since most of its capital expenditures are not exclusively used on developing internally used software, the Company allocates these costs on a project-by-project basis. The Company capitalizes these costs related to software developed for internal use based on the results of this allocation. The Company capitalized approximately $0.1 million and $0.1 million of internal-use software costs during the three months ended March 31, 2004 and 2003, respectively. These amounts are included in property and equipment, net, in the Company’s unaudited consolidated balance sheets. The Company amortizes these capitalized costs to expense over an estimate of the useful life of the internal-use software, which is generally three to five years.

Revenue Recognition

Clearing and Transaction Fee Revenues

      The largest source of the Company’s operating revenues is clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Exchange. During the three months ended March 31, 2003, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing reductions of their clearing and transaction fees. The amount of payments under this program was based on each member’s individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company’s board of directors. Clearing and transaction fees were recorded net of these payments in the unaudited consolidated statements of income. This program was eliminated effective December 31, 2003 and therefore, there were no fee reduction credits during the first quarter ended March 31, 2004. Clearing and transaction fees were reduced by $4.7 million for these payments for the three months ended March 31, 2003.

      Clearing and transaction fees receivable are monies due to the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each clearing member firm’s financial condition. Clearing members’ seats collateralize fees owed to the Company. At March 31, 2004, no clearing and transaction fees receivable balance was greater than the related clearing member’s seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company has the right to liquidate a member’s seat in order to satisfy its receivable.

      Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $425,000 at March 31, 2004. The Company believes the likelihood of incurring material losses due to non-collectibility is remote and that the allowance is adequate to cover anticipated member credits.

Market Data Revenue

      The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data customers on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the customers. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized when cash is received from the market data customers. An allowance for doubtful accounts was established to cover potential non-collectible customer receivables as well as future adjustments by the market data customers. At March 31, 2004, this allowance was $234,000, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At March 31, 2004, the combined amounts due from ten customers represented 84% of the total accounts receivable balance.

Other Revenues

      Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment, long distance telephone service and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of floor and compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectable receivables of $353,000 at March 31, 2004 and believes the amount is sufficient to cover potential bad debts and subsequent credits.

Accounting for the Impairment or Disposal of Long-Lived Assets

      The Company reviews long-lived assets for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). If facts and circumstances indicate that the Company’s long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying value to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by comparing fair market values to carrying values in accordance with SFAS No. 144.

      The Company is pursuing a new technology strategy, which is designed to standardize the Company’s technology infrastructure. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated as of September 30, 2003. As a result of this evaluation, the Company shortened the estimated useful lives of significant components of its existing technology infrastructure, resulting in an increase in depreciation expense for subsequent periods.

Deferred Credits

      In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”, formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility.

      For the first quarter of 2003, the Company entered into an agreement and received a $5 million grant from the ESDC. This agreement requires the Company to maintain certain annual employment levels, and the grant is subject to recapture amounts on a declining scale over time. The grant is recognized in income ratably in accordance with a recapture schedule.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Overview

      Net income for the quarter ended March 31, 2004 was $6.2 million, an increase of $0.4 million or 6.9% from $5.8 million for the quarter ended March 31, 2003. This increase was the result of higher net revenues of $3.6 million, which was offset by higher operating expenses of $4.2 million. The increase in net revenues was due to the elimination of the member fee rebate program, which more than compensated for a decline in gross revenues from lower trading and clearing volumes. Trading and clearing volumes in the quarter ended March 31, 2003 were stronger due to the increased volatility leading up to the war in Iraq. The increase in operating expenses was due primarily to general and administrative expenses related to higher customer incentive programs designed to increase trading and clearing volumes and premiums related to the establishment of the Company’s default insurance policy to protect the Company’s clearinghouse from a catastrophic member default. Additional increases in operating expenses were due to professional fees related to consulting and legal services for on-going litigation.

      The following table summarizes the components of net income for the quarters ended March 31, 2004 and 2003 (in thousands, except for share data):

	For the Three Months
	Ended March 31,

	2004	2003

Total revenues	$53,237	$49,625
Operating expenses	41,695	37,461

Operating income	11,542	12,164
Investment income, net	1,300	686
Interest expense	1,770	1,822

Net income before provision for income taxes	11,072	11,028
Provision for income taxes	4,830	5,273

Net income	$6,242	$5,755

Basic and diluted earnings per share	$7,650	$7,053

Revenue

Clearing and Transaction Fees, Net

      Clearing and transaction fees were $42.9 million for the quarter ended March 31, 2004, an increase of $3.5 million or 8.9% from $39.4 million for the quarter ended March 31, 2003. This increase was due to the elimination of the Company’s proprietary fee reduction program, higher COMEX Division floor trading volumes and an increase in both NYMEX ClearPortSM Clearing volumes and average revenue per contract cleared. These revenue increases were partially offset by decreases in revenue due to lower floor trading volumes in all major NYMEX Division energy products.

      Gross revenue per contract was approximately the same for the quarters ended March 31, 2004 and 2003, at $1.14 per transaction. Net revenue per contract increased for the quarter ended March 31, 2004 due to the elimination of the proprietary fee reduction program. The following table provides details related to clearing and transaction revenue per contract (in thousands, except for revenue per contract):

	For the Three Months
	Ended March 31,

	2004	2003

Clearing and Transaction Fee Revenue
Gross fees	$42,881	$44,049
Propriety fee reduction program	—	(4,658)

Clearing and transaction fees, net	$42,881	$39,391

Average Clearing and Transaction Fee Revenue per Contract
Gross revenue per contract	$1.14	$1.14
Impact of fee reduction program	—	(0.12)

Revenue per contract, net	$1.14	$1.02

Market Data Fees

      Market data fee revenues were $7.7 million for the quarter ended March 31, 2004, a decrease of $0.7 million or 8.3% from $8.4 million for the quarter ended March 31, 2003. Revenue decreases were due primarily to declines in the number of subscriber units, driven by the consolidation of energy trading desks associated with contraction of the financial services sector of the commodities markets.

Other Revenues

      Other revenues were $2.7 million, for the quarter ended March 31, 2004, an increase of $0.9 million or 50.0% from $1.8 million for the quarter ended March 31, 2003. This increase was due primarily to higher lease revenue related to the trading floor, data center and office space being fully utilized in 2004 by the Board of Trade of the City of New York (“NYBOT”). In 2002, the Company and NYBOT entered into a lease agreement for this space, which expires in 2013.

Operating Expenses

Salaries and Employee Benefits

      Salaries and employee benefit expenses for the quarter ended March 31, 2004 were $13.6 million, an increase of $0.2 million or 1.5% from $13.4 million for the quarter ended March 31, 2003. This increase was due primarily to lower levels of capitalized compensation related to software development activities and an increase in severance costs, partially offset by a decrease in the average number of employees as compared to the quarter ended March 31, 2003.

Occupancy and Equipment

      Occupancy and equipment expenses were $6.0 million for the quarter ended March 31, 2004, a decrease of $1.0 million or 14.3% from $7.0 million for the quarter ended March 31, 2003, due primarily to the additional rent and associated expenses the Company incurred in the first quarter of 2003 maintaining a temporary disaster recovery site. This decrease was partially offset by higher occupancy and equipment maintenance costs at the Company’s headquarters facility and permanent disaster recovery site in the current quarter.

Depreciation and Amortization

      Depreciation and amortization expenses for the quarter ended March 31, 2004 were $5.3 million, an increase of $0.6 million or 12.8% from $4.7 million for the quarter ended March 31, 2003. This increase was due to depreciation related to the addition of telecommunication equipment for the trading floor at the corporate headquarters, technology and leasehold improvements to complete the construction of the Company’s permanent disaster recovery site and a change in the estimated useful lives of certain computer equipment. During 2004, the Company continued development of a new technology strategy, which has been designed to standardize the Company’s technology infrastructure. Implementation of this strategy is expected to reduce technology operating costs while enhancing processing speed and capacity. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure. The change in useful lives will result in higher annual depreciation costs in 2004 compared to 2003.

General and Administrative

      General and administrative expenses for the quarter ended March 31, 2004 were $6.5 million, an increase of $3.0 million or 85.7% from $3.5 million for the quarter ended March 31, 2003. This increase is attributed to the Company implementing, in the second quarter of 2003, certain programs designed to provide incentives to third parties to establish business with the Company. In addition, insurance expenses increased due to premiums on a default insurance policy obtained in 2003 to provide protection to the Company’s clearinghouse in the event of a clearing member default that exceeds the Guaranty Fund, and the continuing effect of increases in the costs of property and director and officer insurance.

Professional Services

      Professional service expenses for the quarter ended March 31, 2004 were $5.7 million, an increase of $1.7 million or 42.5% from $4.0 million for the quarter ended March 31, 2003. This increase was due primarily to higher consulting fees related to compliance with the Sarbanes-Oxley Act of 2002, financial and technical consulting to support technology initiatives and expenses related to its on-going involvement in certain litigation.

Telecommunications

      Telecommunications expenses for the quarter ended March 31, 2004 were $1.5 million, an increase of 15.4% from $1.3 million for the quarter ended March 31, 2003. This increase was due to higher data and voice communication expenses related to the Company’s permanent business recovery site in 2003.

Marketing

      Marketing expenses for the quarter ended March 31, 2004 were $0.8 million, an increase of 60.0% for the quarter ended March 31, 2004 from $0.5 million for the quarter ended March 31, 2003, due to the Company hosting a major marketing event in an effort to promote the Exchange in the first quarter of 2004.

Other Expenses

      Other expenses for the quarter ended March 31, 2004 were $2.3 million, an increase of 15.0% from $2.0 million for the quarter ended March 31, 2003. This increase was due primarily to the higher earnings from the COMEX Member Recognition and Retention Program (“MRRP”) and charitable contributions. The earnings for the COMEX MRRP are included in investment income, net, with an equal and offsetting charge recorded in other expenses on the consolidated statements of income.

Impairment and Disposition Loss on Capitalized Software and Computer Equipment

      The loss on disposition of assets for the quarter ended March 31, 2004 was $0.1 million compared to $0.9 million for the quarter ended March 31, 2003. Future implementation of a new technology infrastructure will render certain existing technology assets obsolete therefore the Company anticipates additional charges for disposal of assets will be recognized in 2004.

Investment Income

      Investment income for the quarter ended March 31, 2004 was $1.3 million, an increase of $0.6 million or 85.7% from $0.7 million for the quarter ended March 31, 2003. This increase was due primarily to an increase in unrealized gains in fixed income securities and a higher return on investment in the equity accounts as compared to the same period last year.

Provision for Income Taxes

      The Company recorded an income tax provision of $4.8 million for the quarter ended March 31, 2004, a decrease of $0.5 million or 9.4% from $5.3 million for the same period in 2003. The effective tax rate declined to 43.6% in the first quarter of 2004 from 47.8% in the first quarter of 2003. This decrease was partially attributed to lower federal and state statutory rates in the current quarter. Further contributing to this decrease was the recognition of valuation allowances related to the potential expiration of charitable contribution carry-forwards and disallowed research and development credits during the first quarter of 2003.

Financial Condition and Cash Flows

Liquidity and Capital Resources

      At March 31, 2004, the Company had $121.0 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at March 31, 2004, was $109.8 million.

Cash Flow; Sources and Uses of Cash

      The Company’s principal sources of cash are fees collected from clearing members for trading and/or clearing futures and options transactions, fees collected from market data vendors for distribution of the Company’s proprietary contract price information, and rent collected from tenants’ leased space in the Company’s headquarters building. Principal uses of cash include operating expenses, income taxes, capital expenditures, debt service, dividends and payments made to members and third parties under certain incentive programs.

      The following table is a summary of significant cash flow categories for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

Net cash provided by operating activities	$10,422	$19,456
Capital expenditures	(1,559)	(1,605)
Other net cash flows	594	(3,259)
Increase in securities purchased for resale	(8,136)	(7,618)

Net change in cash and investments	1,321	6,974
Dividends paid to stockholders’	(2,500)	(5,000)

Net change in cash and cash equivalents	$(1,179)	$1,974

      Cash and cash equivalents decreased by $1.2 million for the three months ended March 31, 2004 compared to an increase of $2.0 million for the three months ended March 31, 2003. This decrease was attributed to a decline in cash provided from operations, partially offset by decreases in cash used in investing and financing activities.

      Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows from operating expenses, income taxes and payments to members and third parties under certain incentive programs.

      Net cash provided by operating activities decreased $9.1 million to $10.4 million for the quarter ended March 31, 2004, compared to $19.5 million for the quarter ended March 31, 2003. The decrease was due to higher working capital requirements related to a $3.6 million or 7% revenue increase for the first quarter of 2004 compared to the quarter ended March 31, 2003. A further decrease in net operating cash was the result of higher income tax payments of $3.9 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The Company did not pay income taxes in the first quarter of 2003 due to the utilization of net operating losses offsetting taxable income.

      Net cash used in investing activities for the three months ended March 31, 2004, was $9.1 million, a $3.4 million decrease compared to $12.5 million for the same period last year. The decrease in cash used in investing activities was due primarily to the acquisition of certain assets of TGFIN Holdings, Inc., a trading software development and licensing company, for a purchase price of $3 million in the first quarter of 2003.

      Capital expenditures for the three months ended March 31, 2004 and 2003 were approximately $1.6 million for each such period.

      Net cash used in financing activities for the three months ended March 31, 2004 and 2003 was $2.5 million and $5.0 million, respectively, for payments of cash dividends to the Company’s common stockholders of $3,064 per common share and $6,127 per common share, respectively. The Company reserves the right to pay discretionary future dividends.

      In the fourth quarter of 2002, the Company and NYBOT entered into a ten-year lease, under which NYBOT is leasing office and trading floor space in the Company’s headquarters building. Rent commenced for the office and trading floor space on various occupancy dates during 2003. Operating cash flows in 2004 will benefit from full-year rent receipts under this lease.

      The Company believes that its cash flows from operations and existing working capital will be sufficient to meet its needs for the foreseeable future, including capital expenditures, debt service and dividends. Subject to certain limitations under existing long-term note agreements, the Company has the ability and may seek to raise capital through the issuance of debt or equity in the private and public capital markets.

Investment Policy

      The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the United States government and its agencies. The Company also invests in equity securities. At March 31, 2004 and December 31, 2003, cash and investments were as follows (in thousands):

	March 31,	December 31,
	2004	2003

Cash and cash equivalents	$584	$1,763
Securities purchased under agreements to resell	53,186	45,050
Marketable securities	67,243	64,885

	$121,013	$111,698

      Included in marketable securities at March 31, 2004 are investments totaling $12.6 million relating to the COMEX MRRP. This plan provides benefits to certain COMEX Division members based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. The Company is required to fund this plan with a minimum annual contribution of $400,000 until the plan is fully funded. Based on continued funding of $800,000 per year and certain actuarial assumptions, the Company expects this plan to be fully funded by 2018.

      Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to reimburse its loss of collateral. At March 31, 2004, there were total seat loan balances of $9.1 million and $10.7 million in securities that were pledged against the seat loan balances.

Clearinghouse

      The Company serves a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and Guaranty Funds posted by clearing members with the Company’s clearinghouse.

      The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions as well as delivery obligations.

      Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. treasury securities, ranging from $100,000 to $2.0 million per division, based upon such clearing member firm’s reported regulatory capital, in a fund known as a Guaranty Fund. Historically, separate and distinct Guaranty Funds were maintained for the NYMEX Division and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits were aggregated and are now maintained in a single Guaranty Fund which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there is now one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

      Every member and non-member executing transactions on the Company’s Divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPortSM Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. During the first quarter of 2003, the Company obtained a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs which depletes the available Guaranty Funds and defaulting member margin deposits. Additionally, the Company is in the process of obtaining a line of credit that would provide temporary liquidity, prior to accessing Guaranty Funds, in the event of a clearing member’s default, and would be collateralized by margin deposits and Guaranty Funds. The Company expects to put the facility in place during the first half of 2004.

      The Company is entitled to earn interest on cash and investment balances recorded as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheet, and are generally invested overnight in securities purchased under agreements to resell. The following table sets forth Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004			December 31, 2003

	Margin	Guaranty	Total	Margin	Guaranty	Total
	Deposits	Funds	Funds	Deposits	Funds	Funds

Cash and securities earning interest for NYMEX
Cash	$284	$2,601	$2,885	$67	$81	$148
Securities held for resale	92,400	—	92,400	92,450	4,640	97,090

Total cash and securities	92,684	2,601	95,285	92,517	4,721	97,238

Cash and securities earning interest for members
Money Market funds	2,195,720	—	2,195,720	2,099,620	—	2,099,620
U.S. treasuries	4,702,169	148,652	4,850,821	5,108,929	149,911	5,258,840
Letters of credit	455,152	—	455,152	408,632	—	408,632

Total cash and securities	7,353,041	148,652	7,501,693	7,617,181	149,911	7,767,092

Total funds	$7,445,725	$151,253	$7,596,978	$7,709,698	$154,632	$7,864,330

Future Cash Requirements

      In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases and other contracts.

      A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of March 31, 2004, as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table (in thousands):

	Payments Due by Period

	Less than			After 5
Contractual Obligations	1 Year	1-3 Years	4-5 Years	Years	Total

Long-term debt principal	$2,817	$5,634	$5,634	$77,464	$91,549
Debt interest	7,048	13,463	12,620	53,564	86,695
Operating leases	4,136	7,386	6,512	14,511	32,545
Other long-term obligations	800	1,600	1,600	7,451	11,451

Total contractual obligations	$14,801	$28,083	$26,366	$152,990	$222,240

      The Company’s senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

Other Matters

      In February 2004, the Commodity Futures Trading Commission (“CFTC”) issued an order requiring, among other things, that the Company establish and maintain a permanent retail customer protection mechanism supported by a commitment of not less than $10 million, which must be available at all times to reimburse retail customers trading on the Exchange whose original margin might be lost in the default of another customer of their clearing member. Based on historical patterns, the Company believes that the likelihood of events that would require its performance under this CFTC order is remote. Therefore, the Company has not established and does not expect in the future to establish, a liability related to this commitment.

      On August 6, 2003, the Company modified and implemented new rules addressing the posting of funds for Lessee Floor Brokers and Billing Entities where the Member ownership interest is wholly comprised of Lessees. The purpose of the modifications was to strengthen the overall financial integrity and accountability of the floor brokerage business community, by requiring Lessee Floor Brokers and Billing Entities comprised entirely of Lessees to post funds of $100,000 as prescribed by the Exchange. The deposited funds may be used to satisfy amounts assessed by Exchange Arbitration Panels or other duly authorized Exchange committees, which remain unsatisfied. The Company maintains deposits for these lessees in cash and securities at financial institutions approved by the Company. These deposits, in the amount of $4.7 million, are not included on the Company’s consolidated balance sheet at March 31, 2004 and interest earned is paid monthly to each respective lessee.

Business Highlights

      On February 12, 2004, the Company announced that it established additional retail customer protections supported, through a default insurance policy, by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer and margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as an “eligible contract participant” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintain an account at the same clearing member firm.

      On February 17, 2004, the Company announced that it had signed a Memorandum of Understanding (“MOU”) with the Dubai Development and Investment Authority (“DDIA”) to jointly explore the development of the Dubai Mercantile Exchange (“DME”), the first commodity futures exchange in that region. The DME is expected to be structured as a traditional exchange with a trading floor and clearinghouse. The project envisions the establishment of a training institution for empowering the region’s talented youth to operate successfully in the modern derivatives environment. The joint project will focus on the creation of new and differentiated products, primarily revolving around commodities such as crude oil, natural gas, electricity futures and metals such as aluminum and gold.

      On March 16, 2004, the stockholders of NYMEX Holdings, Inc. elected a chairman and eight (8) additional directors at the Company’s Annual Meeting of Stockholders. The stockholders elected Mitchell Steinhause as chairman of the board of directors with 434 votes. The following individuals were also elected to the Company’s board of directors with the following number of affirmative votes: Stephen Forman (339), Kenneth Garland (405), Harley Lippman (307), Michel Marks (271), Michael McCallion (232), Gary Rizzi (358), Gordon Rutledge (409) and Robert Steele (403). The following directors’ term of office continued after the annual meeting: Stephen Ardizzone, Eric Bolling, Joseph Cicchetti, John Conheeney, Joel Faber, Melvyn Falis, A. George Gero, David Greenberg, E. Bulkeley Griswold, Jesse Harte, Scott Hess, Steven Karvellas, Kevin McDonnell, John McNamara and Richard Schaeffer. On March 23, 2004, the board of directors of the Company appointed Richard Schaeffer to fill the year remaining on the term of the vice chairman position vacated by Mitchell Steinhause upon Mr. Steinhause’s election as Chairman. There is currently one (1) vacant director position on the board.

Electronic Trading and Trade Clearing — NYMEX ClearPortSM

      On February 10, 2004, the CFTC issued an order which enables the Exchange to expand the products offered solely for clearing utilizing NYMEX ClearPortSM Clearing to include certain options contracts. These options contracts include the average price options on crude oil, heating oil, gasoline, and natural gas which are currently traded via open outcry, as well as cash-settled, European exercise versions of the Exchange’s current energy options contracts. The Company listed four cash-settled, European-style options in March 2004.

      On March 10, 2004, the Company announced that the 8 millionth off-Exchange contract was posted for clearing as of March 9, 2004, through NYMEX ClearPortSM Clearing services. Since the inception of clearing for off-Exchange transactions on May 31, 2002, the equivalent of 195.3 million megawatt hours of electricity, 18.67 quadrillion British thermal units (Btus) of natural gas, 160.3 million barrels of crude oil and refined products, and 5.4 million tons of coal have been cleared through the Exchange’s clearinghouse, with a notional value of approximately $97.8 billion. Nearly 400 companies are registered to clear trades from a product slate of 66 energy contracts.

Subsequent Event

      On April 8, 2004, the Company announced that it had received an indication of interest from Parthenon Capital, LLC (“Parthenon”), a private equity investment firm, to acquire a potential controlling equity interest in the Company. The indication of interest stated that, under the proposed transaction, Parthenon would purchase 60% of the equity shares in the Company in a transaction that would include an initial cash payment and other elements which, according to Parthenon, constitutes an investment at an implied valuation of up to $2 million per NYMEX Division seat. The proposal stated the transaction would include, among other aspects, support for and preservation of open outcry trading. The Company is in the process of evaluating the proposal.

      On April 27, 2004, the Company and ICAP, the world’s largest inter-dealer broker and one of the world’s leading electronic brokers of fixed income securities, announced that they will launch an electronic market in options on oil and gas inventory statistics. These over-the-counter options will be offered through an auction process and will be cleared by the Exchange. The first natural gas inventory auction is anticipated for June 2, 2004, ahead of the June 3, 2004 release of the gas storage number by the Energy Information Administration of the Department of Energy. The first oil inventory auction has not yet been scheduled, but is anticipated for this summer.

Responsibility for Financial Reporting

      The Company’s management is responsible for the preparation, integrity and objectivity of the unaudited consolidated financial statements and related notes, and the other financial information contained in this Form 10-Q. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are considered by management to present fairly the Company’s consolidated financial position, results of operations and cash flows. These unaudited consolidated financial statements include certain amounts that are based on management’s estimates and judgments, giving due consideration to materiality.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      The table below provides information about the Company’s municipal bond portfolio and long-term debt including expected principal and interest cash flows for the years 2004 through 2009 and thereafter (in thousands):

Principal Amounts by Expected Maturity

At March 31, 2004

				Weighted
				Average
Year	Principal	Interest	Total	Interest Rate

ASSETS
Municipal Bonds
2004	$—	$—	$—	N/A
2005	2,197	59	2,256	2.64%
2006	4,349	209	4,558	4.91%
2007	5,985	296	6,281	4.84%
2008	9,860	431	10,291	4.37%
2009 and thereafter	23,008	1,171	24,179	4.49%

Total	$45,399	$2,166	$47,565

Fair Value	$50,898

LIABILITIES
Corporate Debt
2004	$2,817	$7,048	$9,865	7.71%
2005	2,817	4,836	7,653	7.71%
2006	2,817	6,626	9,443	7.72%
2007	2,817	6,414	9,231	7.73%
2008	2,817	6,204	9,021	7.74%
2009 and thereafter	77,464	52,043	129,507	7.75%

Total	$91,549	$83,171	$174,720

Interest Rate Risk

Current Assets

      The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the U.S. government and its agencies. The Company also invests in equity securities. The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income was $1.3 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. The fair value of the Company’s marketable securities, including equity securities, was $67.2 million at March 31, 2004. Based on portfolio compositions at March 31, 2004, assuming a 10% change in market values, the Company would have recognized losses of $6.7 million.

Debt

      The weighted average interest rate on the Company’s long-term debt is 7.74%. The debt contains a redemption premium, the amount of which varies with changes in interest rates. Therefore, the fair market value of the Company’s long-term debt is highly sensitive to changes in interest rates. Although the market value of the debt will fluctuate with interest rates, the Company’s interest expense will not vary with changes in market interest rates if the debt is paid off in accordance with stated principal repayment schedules. As of the date of this report, the Company does not expect to pay down any series of its long-term debt prior to stated maturities. However, the Company may pursue future financing strategies that involve early repayment of its current debt, or issuance of new debt, potentially increasing its sensitivity to changes in interest rates.

Credit Risk

      NYMEX Division bylaws authorize its board of directors to fix the annual dues of NYMEX Division members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as the Company’s board of directors may determine. The Company’s board of directors may waive the payment of dues by all NYMEX Division members or by individual members as it determines. The COMEX Division provides the Company’s board of directors with similar powers relating to dues, assessments and fees with respect to COMEX Division members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain merger-related events) without the consent of the COMEX Governors Committee and that the ability of the Company’s board of directors to impose such fee is subject to the limitations.

      The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and/or cleared on the Exchange. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and to enforce compliance with rules pertaining to the trading, position sizes and financial condition of members. As described herein, the Exchange has powers and procedures designed to support contract obligations in the event that a contract default occurs on the Exchange, including authority to levy assessments on any of its clearing members if, after a default by another clearing member, there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member is the lesser of $30 million or 40% of such clearing member’s reported regulatory capital.

      Despite the Company’s authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will choose to be expelled from membership rather than pay, any dues, fees or assessments. The Company believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Company’s sale of such member’s seat would apply towards any outstanding obligations to the Exchange of such member. Recourse to a member’s seat, however, may not be of material value in the case of large defaults that result in assessments greater in value than the seat, particularly when the seat value declines markedly in price as a consequence of the default.

      Moreover, despite the risk mitigation techniques adopted and other powers and procedures implemented by the Company, which are designed to, among other things, minimize the potential risks associated with the occurrence of contract defaults on the Company, there can be no assurance that these powers and procedures will prevent contract defaults or will otherwise function to preserve the liquidity of the Company.

Item 4.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the

Company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

      (b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1.	Legal Proceedings

      On January 27, 2004, NYMEX Exchange and plaintiffs entered into a complete settlement of the previously disclosed litigation Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does “1-10”.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of the Security Holders

      On March 16, 2004, the stockholders of NYMEX Holdings, Inc. elected a chairman and eight (8) additional directors at the annual meeting. The stockholders elected Mitchell Steinhause as chairman of the board of directors with 434 votes. The following individuals were also elected to the Company’s board of directors with the following number of affirmative votes: Stephen Forman (339), Kenneth Garland (405), Harley Lippman (307), Michel Marks (271), Michael McCallion (232), Gary Rizzi (358), Gordon Rutledge (409) and Robert Steele (403). The following directors’ term of office continued after the annual meeting: Stephen Ardizzone, Eric Bolling, Joseph Cicchetti, John Conheeney, Joel Faber, Melvyn Falis, A. George Gero, David Greenberg, E. Bulkeley Griswold, Jesse Harte, Scott Hess, Steven Karvellas, Kevin McDonnell, John McNamara and Richard Schaeffer. On March 23, 2004, the board of directors of the Company appointed Richard Schaeffer to fill the year remaining on the term of the vice chairman position vacated by Mitchell Steinhause upon Mr. Steinhause’s election as Chairman. There is currently one (1) vacant director position on the board.

Item 5.	Other Information

      Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Madeline Boyd.
10.2	Advisor Services Agreement between NYMEX Holdings, Inc. and Vincent Viola.
10.3	First Amendment to Employment Agreement Term Sheet between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and J. Robert Collins, Jr.
31.0	Certifications of the Chairman and Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of the Chairman and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

      Not Applicable

SIGNATURES

      In accordance with Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYMEX HOLDINGS, INC.

By: /s/ MITCHELL STEINHAUSE

Name: Mitchell Steinhause
Title: Chairman
(Principal Executive Officer)

Dated: May 7, 2004

By: /s/ LEWIS A. RAIBLEY, III

Name: Lewis A. Raibley, III
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: May 7, 2004