Form 10-Q
period 2004-06-30
NYMEX HOLDINGS INC
filed 2004-08-06
CIK 1105018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

      The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of August 6, 2004 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of August 4, 2004 was $1,381,080,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of August 4, 2004.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Clearing and transaction fees, net of member rebates	$45,734	$29,365	$88,615	$68,755
Market data fees, net	7,979	7,926	15,672	16,320
Other, net	2,746	3,746	5,409	5,587

Total revenues	56,459	41,037	109,696	90,662

Expenses:
Salaries and employee benefits	15,370	13,176	29,002	26,569
Occupancy and equipment	6,243	6,864	12,221	13,901
Depreciation and amortization, net of deferred credit amortization	5,253	4,743	10,544	9,465
General and administrative	6,629	6,322	13,127	9,868
Professional services	6,696	5,502	12,440	9,511
Telecommunications	1,459	1,318	2,913	2,650
Marketing	483	847	1,237	1,348
Other expenses	1,542	2,395	3,822	4,376
Impairment and disposition loss on capitalized software and computer equipment	438	37	502	977

Total expenses	44,113	41,204	85,808	78,665

Income (loss) before investment income, interest expense and provision (benefit) for income taxes	12,346	(167)	23,888	11,997
Investment income and interest expense:
Investment income (loss), net	(884)	2,064	416	2,750
Interest expense	1,770	1,823	3,540	3,645

Income before provision (benefit) for income taxes	9,692	74	20,764	11,102
Provision (benefit) for income taxes	4,370	(103)	9,200	5,170

Net income	$5,322	$177	$11,564	$5,932

Weighted average common shares outstanding, basic and diluted	816	816	816	816

Basic and diluted earnings per share	$6,522	$217	$14,172	$7,270

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 30,
	2004	December 31,
	(Unaudited)	2003

ASSETS
Current assets
Cash and cash equivalents	$1,372	$1,763
Securities purchased under agreements to resell	12,644	45,050
Marketable securities, at market value	120,123	64,885
Clearing and transaction fees receivable, net of allowance for member credits	17,451	13,277
Prepaid expenses	5,873	4,115
Deferred tax assets	4,970	4,134
Margin deposits and guaranty funds	20,329	97,238
Other current assets	7,096	8,959

Total current assets	189,858	239,421
Property and equipment, net	200,550	208,787
Goodwill, net of amortization	16,329	16,329
Other assets	11,817	13,139

Total assets	$418,554	$477,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,041	$10,773
Accrued salaries and related liabilities	9,609	4,292
Margin deposits and guaranty funds	20,329	97,238
Income tax payable	9,773	10,364
Other current liabilities	14,751	17,126

Total current liabilities	72,503	139,793
Grant for building construction deferred credit	111,528	112,600
Long-term debt	88,732	88,732
Retirement obligation	11,019	11,729
Deferred income taxes	4,383	5,961
Other liabilities	13,410	13,446

Total liabilities	301,575	372,261

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	93,312	93,312
Retained earnings	23,667	12,103

Total stockholders’ equity	116,979	105,415

Total liabilities and stockholders’ equity	$418,554	$477,676

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock		Additional		Total
			Paid-In	Retained	stockholders’
	Shares	Amount	Capital	earnings	equity

Balances at January 1, 2003	816	$—	$93,312	$8,223	$101,535
Net income		—	—	8,880	8,880
Dividends declared			—
Common stock, $6,127/share				(5,000)	(5,000)

Balances at December 31, 2003	816	—	93,312	12,103	105,415
Net income		—	—	11,564	11,564

Balances at June 30, 2004 (Unaudited)	816	$—	$93,312	$23,667	$116,979

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income	$11,564	$5,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,186	10,321
Amortization of intangibles	430	216
Deferred grant credit	(1,322)	(1,322)
Deferred rent	165	287
Deferred income taxes	(2,414)	(4,341)
Impairment and loss on disposition of capitalized software and computer equipment	502	977
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(4,174)	2,697
Prepaid expenses	(1,758)	(2,394)
Margin deposits and guaranty fund assets	76,909	5,512
Other current assets	1,863	(1,283)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	7,268	(951)
Accrued salaries and related liabilities	5,317	2,890
Margin deposits and guaranty fund liabilities	(76,909)	(5,512)
Income tax payable	(591)	4,853
Other current liabilities	125	1,425
Other liabilities	49	230
Retirement obligation	(710)	402

Net cash provided by operating activities	27,500	19,939

Cash flows from investing activities:
(Increase) in marketable securities	(55,238)	(1,140)
Decrease (increase) in securities purchased under agreements to resell	32,406	(3,923)
Capital expenditures	(3,451)	(6,301)
Decrease (increase) in other assets	892	(3,821)

Net cash used in investing activities	(25,391)	(15,185)

Cash flows from financing activities:
Dividends paid	(2,500)	(5,000)

Net cash used in financing activities	(2,500)	(5,000)

Net (decrease) in cash and cash equivalents	(391)	(246)
Cash and cash equivalents at beginning of period	1,763	1,014

Cash and cash equivalents at end of period	$1,372	$768

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company exists principally to provide facilities for buying, selling and clearing of energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself generally does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter (OTC) market. These services facilitate price discovery, hedging, and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. Trading on the Exchange is regulated by the Commodity Futures Trading Commission.

Significant Accounting Policies

      The Company’s accounting policies are described in the notes of the December 31, 2003 audited consolidated financial statements included in its Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described starting on Page 23 of this Form 10-Q under the caption “Critical Accounting Policies.”

Basis of Presentation

      The unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America. Reclassifications are made to the unaudited consolidated financial statements to conform to the current presentation, when appropriate.

      The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in Item 15(a) of NYMEX Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Quarterly results are not necessarily indicative of results for any subsequent period.

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries: NYMEX Division; COMEX Division; COMEX Clearing Association, Inc. (“CCA”); NYMEX Technology Corporation (which became inactive in November 1996); and Tradingear Acquisition LLC. Intercompany balances and transactions have been eliminated in consolidation. COMEX Division and CCA were acquired by the Company in 1994. While CCA is still in existence, its operations were consolidated into the NYMEX Division in May 2003.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic net earnings per common share excludes dilution and is computed by dividing net income by the weighted average of the Company’s common shares outstanding for the period. Diluted net earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company does not have common stock equivalents, therefore, diluted earnings per share is equal to basic earnings per share. For the three months ended June 30, 2004 and 2003, basic and diluted earnings per share were $6,522 and $217, respectively. For the six months ended June 30, 2004 and 2003, basic and diluted earnings per share were $14,172 and $7,270, respectively.

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

      In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At June 30, 2004, the Company accepted collateral in the form of U.S. treasury bills that it is permitted by contract or industry practice to sell or re-pledge, although it is not the Company’s policy to sell or re-pledge the collateral. At June 30, 2004 and December 31, 2003, the total collateral held was $20.3 million and $97.2 million, respectively.

3.	Notes Payable

      The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance is comprised of three series, each with different maturity dates, interest rates, and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. At June 30, 2004, the notes payable balance was $91.5 million.

4.	Member Seat Financing Program

      Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division membership seats. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to be reimbursed for its loss of collateral. At June 30, 2004, there were total seat loan balances of $8.5 million and securities pledged against the seat loan balances of $10.1 million.

5.	Revenue Rebate and Fee Reduction Program

      During 2003, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing reductions of their clearing and transaction fees. The amount of payments under this program was based on each member’s individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company’s board of directors. Clearing and transaction fees were recorded net of these payments, which totaled $3.5 million and $8.1 million for the three and six months ended June 30, 2003, respectively. This program was eliminated effective December 31, 2003 and, as a result, there were no fee reduction credits during the three and six months ended June 30, 2004.

6.	Allowance for Doubtful Accounts and Credits

      Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $256,000 at June 30, 2004. The Company believes the likelihood of incurring material losses due to non-collectibility of clearing and transaction fees is remote and that the allowance is adequate to cover anticipated member credits.

      An allowance for doubtful accounts was established for market data accounts receivables to cover potential non-collectible receivables as well as future adjustments by the market data customers. At June 30, 2004, this allowance was $114,000, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At June 30, 2004, the combined amounts due from ten customers represented 83% of the total accounts receivable balance.

      Other revenues, which include member booth rentals, licensing fees and equipment rentals, are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of floor and compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $681,000 at June 30, 2004, and believes the amount is sufficient to cover potential bad debts and subsequent credits.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Supplemental Disclosures of Cash Flow Information

      The following supplemental disclosures of cash flow information for the six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Six Months Ended
	June 30,

	2004	2003

Cash paid for:
Interest	$3,524	$3,629

Income taxes	$12,267	$4,657

8.	Margin Deposits and Guaranty Funds

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

      The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004			December 31, 2003

	Margin	Guaranty		Margin	Guaranty
	Deposits	Funds	Total Funds	Deposits	Funds	Total Funds

Cash and securities earning interest for NYMEX
Cash	$23	$1	$24	$67	$81	$148
Securities held for resale	13,870	6,435	20,305	92,450	4,640	97,090

Total cash and securities	13,893	6,436	20,329	92,517	4,721	97,238

Cash and securities earning interest for members
Money market funds	2,613,520	—	2,613,520	2,099,620	—	2,099,620
U.S. treasuries	4,463,306	147,536	4,610,842	5,108,929	149,911	5,258,840
Letters of credit	399,272	—	399,272	408,632	—	408,632

Total cash and securities	7,476,098	147,536	7,623,634	7,617,181	149,911	7,767,092

Total funds	$7,489,991	$153,972	$7,643,963	$7,709,698	$154,632	$7,864,330

9.	Commitments and Contingencies

Contractual Obligations

      The Company occupies premises under leases, including a land lease, with various lessors that expire during the years 2004 through 2069. For the three months ended June 30, 2004 and 2003, rental expense for facilities and the land lease amounted to $0.5 million and $1.1 million, respectively. For the six months ended June 30, 2004 and 2003, rental expense for facilities and the land lease amounted to $1.0 million and $2.7 million, respectively.

      In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases and other contracts. A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of June 30, 2004, as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table (in thousands):

	Payments Due by Period

	Less than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

Contractual Obligations
Long-term debt principal	$2,817	$5,634	$5,634	$77,464	$91,549
Debt interest	6,942	13,252	12,409	50,568	83,171
Operating leases	4,192	7,195	6,573	10,055	28,015
Other long-term obligations	800	1,600	1,600	8,251	12,251

Total contractual obligations	$14,751	$27,681	$26,216	$146,338	$214,986

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Guarantees

      The Company adopted FIN No. 45, effective, January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to be reimbursed for its loss of collateral. At June 30, 2004, there were total seat loan balances of $8.5 million and $10.1 million in securities that were pledged against the seat loan balances.

The Company serves as a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and Guaranty Funds posted by clearing members with the Company’s clearinghouse. The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions as well as delivery obligations. As of June 30, 2004, there were no clearing members in default.

There were no events of default during the first and second quarters of 2004 in either arrangement in which a liability should be recognized in accordance with FIN No. 45. As such, adoption of this pronouncement had no impact on the Company’s unaudited consolidated results of operations, financial position, or cash flows.

Legal Proceedings

      Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2004. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses and is vigorously defending each matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has been named as a defendant in the following legal action:

New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. (“ICE”). The amended complaint alleges claims for (a) copyright infringement by ICE arising out of ICE’s uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE, (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of Section 2 of the Sherman Act, 15 U.S.C. § 2, for NYMEX Exchange’s allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange settlement prices; (2) a claim for purported

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX Exchange settlement prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange’s settlement prices which are allegedly an “essential facility”; (4) a claim for purported violation of Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange’s response to the counterclaims was served on February 26, 2003.

On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead. On about August 28, 2003, NYMEX Exchange was served with ICE’s First Amended Counterclaims in which ICE made four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging.

By Order and Opinion dated June 30, 2004, the Court granted NYMEX Exchange’s motion and dismissed all of the antitrust counterclaims asserted against NYMEX Exchange. This case is ongoing.

The Company is defending counterclaims filed against it by the defendant in the following legal action:

New York Mercantile Exchange, Inc. v. Kai Neumann and Codeland, Inc. On May 18, 2004, NYMEX Exchange commenced an action in New York State Supreme Court. This action arises from defendants’ alleged unauthorized use of computer software and other subject matter proprietary to NYMEX Exchange, and asserts causes of action for, among other things, trade secret misappropriation, fraudulent misrepresentation, and breach of fiduciary duties. On June 25, 2004, defendants Neumann and Codeland answered the complaint and interposed several counterclaims against NYMEX Exchange that include causes of action for breach of contract and theft of trade secrets. These counterclaims seek, among other things, $13,000,000 in compensatory damages, $10,000,000 in punitive damages, as well as injunctive relief and additional damages for back pay, front pay, lost fringe benefits, and reinstatement of Neumann’s employment. NYMEX Exchange’s time to reply, move or otherwise respond to these Counterclaims is currently September 3, 2004.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information relating to these segments is set forth below (in thousands):

	Three and Six Months Ended June 30, 2004

			Electronic Trading and
	Open Outcry		Clearing		Total

	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months

Operating revenues	$49,684	$96,532	$6,775	$13,164	$56,459	$109,696
Depreciation and amortization	4,938	9,911	315	633	5,253	$10,544
Other operating expenses	36,528	70,748	2,332	4,516	38,860	75,264

Operating income	8,218	15,873	4,128	8,015	12,346	23,888
Investment income (loss), net	(884)	416	—	—	(884)	416
Interest expense	1,770	3,540	—	—	1,770	3,540
Provision for income taxes	2,508	5,641	1,862	3,559	4,370	9,200

Net income	$3,055	$7,108	$2,267	$4,456	$5,322	$11,564

	Three and Six Months Ended June 30, 2003

			Electronic Trading and
	Open Outcry		Clearing		Total

	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months

Operating revenues	$36,674	$80,432	$3,919	$9,786	$41,037	$90,662
Depreciation and amortization	4,269	8,463	474	1,002	4,743	9,465
Other operating expenses	35,525	67,262	492	1,494	36,461	69,200

Operating income (loss)	(3,120)	4,707	2,953	7,290	(167)	11,997
Investment income, net	2,064	2,750	—	—	2,064	2,750
Interest expense	1,823	3,645	—	—	1,823	3,645
Provision (benefit) for income taxes	(1,476)	1,671	1,373	3,499	(103)	5,170

Net income (loss)	$(1,403)	$2,141	$1,580	$3,791	$177	$5,932

11.	Members’ Retirement Plan and Benefits

      The Company continues to maintain a retirement and benefit plan for certain members of the COMEX Division under the COMEX Members’ Recognition and Retention Program (“MRRP”). The annual benefit payments are $12,500 ($2,000 for options members) for 10 years for vested participants; no new participants were permitted after the date of the merger, nor were there payments made prior to January 1, 2002. The Company is required to fund the plan with a minimum annual contribution of $400,000 until the plan is fully funded. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2018. Corporate contributions and related investment earnings are charged against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the program began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at June 30, 2004 and December 31, 2003 exceeds the amount of the accumulated obligations.

      The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s consolidated financial statements (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service costs	$65	$55	$130	$110
Interest costs	63	61	126	123
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(14)	(15)	(28)	(29)
Amortization of net (gain)	(1)	(6)	(2)	(12)

Net periodic postretirement benefit cost	113	95	226	192
Adjustment for prior period overstatement	—	(275)	—	(551)

Total net period postretirement benefit cost	$113	$(180)	$226	$(359)

13.	Subsequent Events

      On July 7, 2004, the board of directors of the Company voted to declare and distribute a dividend of $2.5 million to stockholders of record as of July 15, 2004. The dividend is the fourth issued by the Company since its demutualization in November 2000.

      The Company and its president, J. Robert Collins, Jr., mutually agreed to not renew Mr. Collins’ employment agreement, which expired on June 30, 2004. The Company recorded a $2.2 million charge in June 2004 for amounts due Mr. Collins under the non-renewal provisions of his employment agreement. On

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 9, 2004, the Company announced that Dr. James E. Newsome accepted the position of president of the Company, effective August 2, 2004. Dr. Newsome had been Chairman of the Commodity Futures Trading Commission (“CFTC”) since Senate confirmation in December 2001. He served as a Commissioner of the CFTC since August 1998.

      On April 8, 2004, the Company announced that it had received an indication of interest from Parthenon Capital, LLC (“Parthenon”), a private equity investment firm, to acquire a potential controlling equity interest in the Company. Parthenon and the Company engaged in due diligence and had preliminary discussions as to the structure of a proposed deal. Based on these discussions, the board of directors of the Company determined on August 4, 2004 not to currently pursue a transaction with Parthenon.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Throughout this document NYMEX Holdings, Inc. will be referred to as “NYMEX Holdings” and, together with its subsidiaries, as the “Company.” The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”), and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be discussed as the “Exchange.”

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

      The COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes.

      NYMEX ClearPortSM Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The ClearPortSM system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 60 energy futures contracts.

Note Regarding Forward-Looking Statements

      The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2003 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company today, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in trading floor administrative expenses related to trading and clearing contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Market Conditions

      For the three months ended June 30, 2004, the volume of total futures and options contracts traded and cleared was 41.4 million contracts, an increase of 9.2 million contracts or 28.6% from 32.2 million contracts for the same period last year.

      For the six months ended June 30, 2004, the volume of total futures and options contracts traded and cleared was 80.0 million contracts, an increase of 7.6 million contracts or 10.5% from 72.4 million contracts for the same period last year.

      Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) the NYMEX Division; (ii) the COMEX Division; and (iii) NYMEX ClearPortSM Clearing. The NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPortSM Clearing.

      Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Prior to the filing of this second quarter 2004 Form 10-Q, the Company did not include settlement and exercise volumes in its volume disclosures. Accordingly, prior period volume information has been adjusted to include such transactions for comparative purposes. Open interest represents the number of contracts at June 30, 2004 and 2003 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets — NYMEX Division

      For the three months ended June 30, 2004, the volume of futures and options contracts traded and cleared on the NYMEX Division was 30.8 million contracts, an increase of 5.6 million contracts or 22.2% from 25.2 million contracts for the same period last year. Futures contracts volume was 25.3 million contracts, an increase of 4.8 million contracts or 23.4% from 20.5 million contracts for the same period last year. Options contracts volume was 5.5 million contracts, an increase of 0.8 million contracts or 17.0% from 4.7 million contracts for the same period last year.

      For the six months ended June 30, 2004, the volume of futures and options contracts traded and cleared on the NYMEX Division was 59.3 million contracts, an increase of 1.5 million contracts or 2.6% from 57.8 million contracts for the same period last year. Futures contracts volume was 48.7 million contracts, an increase of 2.7 million contracts or 5.9% from 46.0 million contracts for the same period last year. Options contracts volume was 10.6 million contracts, a decrease of 1.3 million contracts or 10.9% from 11.9 million contracts for the same period last year.

      The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Contracts Traded and Cleared

(In thousands)

	For the Three Months Ended June 30,

	2004			2003

Quarterly Comparison	Futures	Options	Total	Futures	Options	Total

Light sweet crude oil	13,493	2,929	16,422	10,454	2,299	12,753
Henry Hub natural gas	4,763	1,919	6,682	4,616	2,074	6,690
N.Y. heating oil	3,032	105	3,137	2,391	131	2,522
N.Y. harbor unleaded gasoline	3,605	377	3,982	2,820	182	3,002
Other	409	181	590	188	58	246

Total	25,302	5,511	30,813	20,469	4,744	25,213

NYMEX Division Contracts Traded and Cleared

(In thousands)

	For the Six Months Ended June 30,

	2004			2003

Year-to-Date Comparison	Futures	Options	Total	Futures	Options	Total

Light sweet crude oil	26,223	5,513	31,736	23,512	6,197	29,709
Henry Hub natural gas	8,614	3,905	12,519	10,348	4,709	15,057
N.Y. heating oil	6,421	248	6,669	5,907	380	6,287
N.Y. harbor unleaded gasoline	6,748	615	7,363	5,878	436	6,314
Other	664	322	986	339	141	480

Total	48,670	10,603	59,273	45,984	11,863	57,847

NYMEX Division Contracts Open Interest

(In thousands)

	At June 30,

	2004			2003

	Futures	Options	Total	Futures	Options	Total

Light sweet crude oil	698	1,005	1,703	504	658	1,162
Henry Hub natural gas	364	873	1,237	348	845	1,193
N.Y. heating oil	182	52	234	118	55	173
N.Y. harbor unleaded gasoline	130	74	204	84	32	116
Other	48	11	59	15	9	24

Total	1,422	2,015	3,437	1,069	1,599	2,668

Light Sweet Crude Oil

      For the three months ended June 30, 2004, futures contract volume was 13.5 million contracts, an increase of 3.0 million contracts or 28.6% from 10.5 million contracts for the same period last year. Options contract volume was 2.9 million contracts, an increase of 0.6 million contracts or 26.1% from 2.3 million contracts for the same period last year. Total futures and options contract volume was 16.4 million contracts, an increase of 3.6 million contracts or 28.1% from 12.8 million contracts for the same period last year.

      For the six months ended June 30, 2004, futures contract volume was 26.2 million contracts, an increase of 2.7 million contracts or 11.5% from 23.5 million contracts for the same period last year. Options contract volume was 5.5 million contracts, a decrease of 0.7 million contracts or 11.3% from 6.2 million contracts for the same period last year. Total futures and options contract volume was 31.7 million contracts, an increase of 2.0 million contracts or 6.7% from 29.7 million contracts for the same period last year.

      Increases in contract volume for the three and six months ended June 30, 2004 were due to a stronger global demand for crude oil. Gasoline, a by-product of crude oil, and its diminished supplies from the oil- producing nations, has resulted in an increased demand for crude oil. In addition, higher price differentials between crude oil and gasoline resulted in higher trading activity. The decrease in options contract volume was due to unusually strong levels of volume in the first quarter of 2003, when volatility was higher due to the war in Iraq.

Henry Hub Natural Gas

      For the three months ended June 30, 2004, futures contract volume was 4.8 million contracts, an increase of 0.2 million contracts or 4.3% from 4.6 million contracts for the same period last year. Options contract volume was 1.9 million contracts, a decrease of 0.2 million contracts or 9.5% from 2.1 million contracts for the same period last year. Total futures and options contracts volume was 6.7 million contracts, essentially flat when compared to the same period last year.

      The three months ended June 30, 2004 was characterized by normal weather patterns and natural gas supply levels. These factors contributed to the moderate increase in futures contract volume and the moderate decrease in options contract volume during the current year period.

      For the six months ended June 30, 2004, futures contract volume was 8.6 million contracts, a decrease of 1.7 million contracts or 16.5% from 10.3 million contracts for the same period last year. Options contract volume was 3.9 million contracts, a decrease of 0.8 million contracts or 17.0% from 4.7 million contracts for the same period last year. Total futures and options contracts volume was 12.5 million contracts, a decrease of 2.6 million contracts or 17.2% from 15.1 million contracts for the same period last year.

      Decreases in futures and options contract volume for the six months ended June 30, 2004 were due to diminished concern regarding the supply of natural gas resulting from a mild winter. During the prior year period, a colder than expected winter led to increased concerns about the supply, and therefore, resulted in increased trading activity.

New York Heating Oil

      For the three months ended June 30, 2004, futures contract volume was 3.0 million contracts, an increase of 0.6 million contracts or 25.0% from 2.4 million contracts for the same period last year. Options contract volume was 0.1 million contracts for both the current and prior year period. Total futures and options contracts volume was 3.1 million contracts, an increase of 0.6 million contracts or 24.0% from 2.5 million contracts for the same period last year.

      For the six months ended June 30, 2004, futures contract volume was 6.4 million contracts, an increase of 0.5 million contracts or 8.5% from 5.9 million contracts for the same period last year. Options contract volume was 0.2 million contracts, a decrease of 0.2 million contracts or 50.0% from 0.4 million contracts for the same period last year. Total futures and options contracts volume was 6.7 million contracts, an increase of 0.4 million contracts or 6.3% from 6.3 million contracts for the same period last year.

      Increases in futures contract volume for the three and six months ended June 30, 2004 were due to a stronger global demand for petroleum products, including heating oil. The decrease in options contract volume for the six months ended June 30, 2004 was due to unusually strong levels of volume in the prior year period, as volatility was higher due to the war in Iraq.

New York Harbor Unleaded Gasoline

      For the three months ended June 30, 2004, futures contract volume was 3.6 million contracts, an increase of 0.8 million contracts or 28.6% from 2.8 million contracts for the same period last year. Options contract volume was 0.4 million, an increase of 0.2 million contracts or 100.0% from 0.2 million contracts for the same period last year. Total futures and options contracts volume was 4.0 million contracts, an increase of 1.0 million contracts or 33.3% from 3.0 million contracts for the same period last year.

      For the six months ended June 30, 2004, futures contract volume was 6.7 million contracts, an increase of 0.8 million contracts or 13.6% from 5.9 million contracts for the same period last year. Options contract volume was 0.6 million, an increase of 0.2 million contracts or 50.0% from 0.4 million contracts for the same period last year. Total futures and options contract volume was 7.3 million contracts, an increase of 1.0 million contracts or 15.9% from 6.3 million contracts for the same period last year.

      Increases in futures and options contracts volume for the three and six months ended June 30, 2004 were due to a strong consumer demand for gasoline and stricter Environmental Protection Agency standards required for the production of cleaner gasoline. These factors reduced the supply of gasoline, which in turn increased the price differential between gasoline and crude oil, resulting in higher trading activity.

Metals Market — COMEX Division

      For the three months ended June 30, 2004, the volume of total futures and options contracts traded and cleared for the COMEX Division was 7.7 million contracts, an increase of 2.2 million contracts or 40.0% from 5.5 million contracts for the same period last year. Futures contract volume was 6.0 million contracts, an increase of 1.4 million contracts or 30.4% from 4.6 million contracts for the same period last year. Options contract volume was 1.7 million contracts, an increase of 0.7 million contracts or 70.0% from 1.0 million contracts for the same period last year.

      For the six months ended June 30, 2004, the volume of total futures and options contracts traded and cleared for the COMEX Division was 15.9 million contracts, an increase of 4.2 million contracts or 35.9% from 11.7 million contracts for the same period last year. Futures contract volume was 13.3 million contracts, an increase of 3.5 million contracts or 35.7% from 9.8 million contracts for the same period last year. Options contract volume was 2.6 million contracts, an increase of 0.6 million contracts or 30.0% from 2.0 million contracts for the same period last year.

      The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Contracts Traded and Cleared

(In thousands)

	For the Three Months Ended June 30,

	2004			2003

Quarterly Comparison	Futures	Options	Total	Futures	Options	Total

Gold	3,665	1,309	4,974	2,752	864	3,616
Silver	1,441	286	1,727	942	87	1,029
High grade copper	895	77	972	847	9	856
Aluminum	23	—	23	38	2	40

Total	6,024	1,672	7,696	4,579	962	5,541

COMEX Division Contracts Traded and Cleared

(In thousands)

	For the Six Months Ended June 30,

	2004			2003

Year-to-Date Comparison	Futures	Options	Total	Futures	Options	Total

Gold	8,436	1,993	10,429	6,133	1,723	7,856
Silver	2,946	480	3,426	1,903	219	2,122
High grade copper	1,868	129	1,997	1,628	16	1,644
Aluminum	57	—	57	86	2	88

Total	13,307	2,602	15,909	9,750	1,960	11,710

COMEX Division Contracts Open Interest

(In thousands)

	At June 30,

	2004			2003

	Futures	Options	Total	Futures	Options	Total

Gold	224	637	861	184	415	599
Silver	89	98	187	79	48	127
High grade copper	57	26	83	75	3	78
Aluminum	10	—	10	8	1	9

Total	380	761	1,141	346	467	813

Gold

      For the three months ended June 30, 2004, futures contract volume was 3.7 million contracts, an increase of 0.9 million contracts or 32.1% from 2.8 million contracts for the same period last year. Options contract volume was 1.3 million contracts, an increase of 0.4 million contracts or 44.4% from 0.9 million contracts for the same period last year. Total futures and options contract volume was 5.0 million contracts, an increase of 1.3 million contracts or 35.1% from 3.7 million contracts for the same period last year.

      For the six months ended June 30, 2004, futures contract volume was 8.4 million contracts, an increase of 2.3 million contracts or 37.7% from 6.1 million contracts for the same period last year. Options contract volume was 2.0 million contracts, an increase of 0.3 million contracts or 17.6% from 1.7 million contracts for the same period last year. Total futures and options contract volume was 10.4 million contracts, an increase of 2.6 million contracts or 33.3% from 7.8 million contracts for the same period last year.

      Increases in futures and options contract volume for the three and six months ended June 30, 2004 were due to significant uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices, a weakened U.S. currency and economic growth, which led to increased hedging and speculative demand for gold futures and options.

Silver

      For the three months ended June 30, 2004, futures contract volume was 1.4 million contracts, an increase of 0.5 million contracts or 55.6% from 0.9 million contracts for the same period last year. Options contract volume was 0.3 million contracts, an increase of 0.2 million contracts from 0.1 million contracts for the same period last year. Total futures and options contract volume was 1.7 million contracts, an increase of 0.7 million contracts or 70.0% from 1.0 million contracts for the same period last year.

      For the six months ended June 30, 2004, futures contract volume was 2.9 million contracts, an increase of 1.0 million contracts or 52.6% from 1.9 million contracts for the same period last year. Options contract volume was 0.5 million contracts, an increase of 0.3 million contracts from 0.2 million contracts for the same period last year. Total futures and options contract volume was 3.4 million contracts, an increase of 1.3 million contracts or 61.9% from 2.1 million contracts for the same period last year.

      Increases in futures and options contract volume for the three and six months ended June 30, 2004 were due to significant uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices, a weakened U.S. currency and economic growth, which led to increased hedging and speculative demand for silver futures and options.

High Grade Copper

      For the three months ended June 30, 2004, futures contract volume remained essentially flat at 0.9 million contracts, and options contract volume increased to 77,000 contracts from 9,000 contracts compared to the same period last year. Total futures and options contract volume was 1.0 million contracts, an increase of 0.1 million contracts or 11.1% from 0.9 million contracts for the same period last year.

      For the six months ended June 30, 2004, futures contract volume was 1.9 million contracts, an increase of 0.3 million contracts or 18.8% from 1.6 million contracts for the same period last year. Options contract volume increased to 129,000 contracts from 16,000 contracts compared to the same period last year. Total futures and options contract volume was 2.0 million contracts, an increase of 0.4 million or 25.0% from 1.6 million contracts for the same period last year.

      Increases in futures and options contract volume for the six months ended June 30, 2004 were due to strong housing starts in the U.S. coupled with increased international demand and changes in supply patterns, which contributed to increased market volatility, resulting in increases in copper futures and options trading levels. In addition, rapidly declining global warehouse stocks, interruptions in the copper supply chain and world usage of copper exceeding production also contributed to the higher trading volumes.

NYMEX ClearPortSM Clearing

      For the three months ended June 30, 2004, futures and options contract clearing volume was 2.9 million contracts, an increase of 1.5 million contracts or over 100.0% from 1.4 million contracts from the same period last year.

      For the six months ended June 30, 2004, futures and options contract clearing volume was 4.8 million contracts, an increase of 1.9 million contracts or 65.5% from 2.9 million contracts from the same period last year.

      While the Company’s open outcry and electronic trading venues experienced declines in natural gas futures and options trading volumes for the six months ended June 30, 2004, there was significant growth in natural gas clearing volume through NYMEX ClearPortSM Clearing. The growth in NYMEX ClearPortSM Clearing was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, significant growth in existing natural gas products during the current period and the launch of new products for petroleum and electricity on NYMEX ClearPortSM Clearing contributed to this increase.

NYMEX ClearPortSM Clearing Contracts

(In thousands)

	For the Three
	Months Ended
	June 30,

Quarterly Comparison	2004	2003

Natural gas	2,572	1,346
Electricity	134	51
Petroleum products	146	3
Coal	2	1

Total	2,854	1,401

	For the Six
	Months Ended
	June 30,

Year-to-Date Comparison	2004	2003

Natural gas	4,336	2,796
Electricity	239	81
Petroleum products	258	4
Coal	4	1

Total	4,837	2,882

NYMEX ClearPortSM Clearing Open Interest

(In thousands)

	At June 30,

	2004	2003

Natural gas	1,525	800
Electricity	36	21
Petroleum products	99	3
Coal	143	1

Total	1,803	825

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

Internally Developed Software

      Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The Company has capitalized certain costs to develop internal-use software, consisting primarily of software tools and systems. Since most of its capital expenditures are not exclusively used on developing internally used software, the Company allocates these costs on a project-by-project basis. The Company capitalizes these costs related to software developed for internal use based on the results of this allocation. During the six months ended June 30, 2004, the Company had no capitalized internal-use software costs, compared to $1.2 million capitalized in the comparable prior year period. These amounts are included in property and equipment, net, in the Company’s unaudited consolidated balance sheets. The Company amortizes these capitalized costs to expense over an estimate of the useful life of the internal-use software, which is generally three to five years.

Revenue Recognition

Clearing and Transaction Fee Revenues

      The largest source of the Company’s operating revenues is clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Exchange. During 2003, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing reductions of their clearing and transaction fees. The amount of payments under this program was based on each member’s individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company’s board of directors. Clearing and transaction fees were recorded net of these payments, which totaled $3.5 million and $8.1 million for the three and six months ended June 30, 2003. This program was eliminated effective December 31, 2003 and, as a result, there were no fee reduction credits during the three and six months ended June 30, 2004.

      Clearing and transaction fees receivable are monies due to the Company from clearing member firms. Exposure to losses on receivables is principally dependent on the financial condition of each clearing member firm. Clearing members’ seats collateralize fees owed to the Company. At June 30, 2004, no clearing and transaction fees receivable balance was greater than the related clearing member’s aggregate seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company has the right to liquidate a member’s seat in order to satisfy its receivable.

      Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $256,000 at June 30, 2004. The Company believes the likelihood of incurring material losses due to non-collectibility of clearing and transaction fees is remote and that the allowance is adequate to cover anticipated member credits.

Market Data Revenue

      The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common practice in the industry, fees are remitted to the Company by market data customers on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the customers. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized when cash is received from the market data customers. An allowance for doubtful accounts was established to cover potential non-collectible customer receivables as well as future adjustments by the market data customers. At June 30, 2004, this allowance was $114,000, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At June 30, 2004, the combined amounts due from ten customers represented 83% of the total accounts receivable balance.

Other Revenues

      Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members and non-members for the use of telephone equipment, long distance telephone service and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of floor and compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $681,000 at June 30, 2004, and believes the amount is sufficient to cover potential bad debts and subsequent credits.

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

      The Company is pursuing a new technology strategy, which is designed to standardize the Company’s technology infrastructure. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated as of September 30, 2003. As a result of this evaluation, the Company shortened the estimated useful lives of significant components of its existing technology infrastructure, resulting in an acceleration of depreciation and associated increase in depreciation expense for subsequent periods.

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

      For the first quarter of 2003, the Company entered into an agreement and received a $5 million grant from the ESDC. This agreement requires the Company to maintain certain annual employment levels, and the grant is subject to recapture amounts on a declining scale over time. The grant is recognized in income ratably in accordance with the recapture schedule.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Overview

      Net income for the three months ended June 30, 2004 was $5.3 million, an increase of $5.1 million from $0.2 million for the same period last year. This increase was the result of higher revenues of $15.5 million, which was partially offset by higher operating expenses of $2.9 million. The increase in net revenues was due to an increase in gross revenues from higher trading and clearing volumes, as well as the elimination of the Company’s proprietary fee reduction program. The increase in operating expenses was due primarily to increased salaries and employee benefits related to severance agreements with two of the Company’s senior executives. In addition, professional fees increased due to consulting services for various company initiatives and legal services retained for on-going litigation.

      Net income for the six months ended June 30, 2004 was $11.6 million, an increase of $5.7 million from $5.9 million for the same period last year. This increase was the result of higher net revenues of $19.0 million, which was partially offset by higher operating expenses of $7.1 million. The increase in net revenues was due to an increase in gross revenues from higher trading and clearing volumes, as well as the elimination of the Company’s proprietary fee reduction program. The increase in operating expenses was due primarily to increased salaries and employee benefits, professional fees and general and administrative expenses. Salaries and employee benefits increased due to severance agreements with two of the Company’s senior executives. Professional fees increased due to consulting services for various company initiatives and legal services retained for on-going litigation. General and administrative expenses increased due to higher broker incentive programs designed to increase trading and clearing volumes and premiums related to the establishment of the Company’s default insurance policy to protect the Company’s clearinghouse from a catastrophic member default.

      The following table summarizes the components of net income for the three and six months ended June 30, 2004 and 2003 (in thousands, except for share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total revenues	$56,459	$41,037	$109,696	$90,662
Operating expenses	44,113	41,204	85,808	78,665

Operating income (loss)	12,346	(167)	23,888	11,997
Investment income (loss), net	(884)	2,064	416	2,750
Interest expense	1,770	1,823	3,540	3,645

Income before provision (benefit) for income taxes	9,692	74	20,764	11,102
Provision (benefit) for income taxes	4,370	(103)	9,200	5,170

Net income	$5,322	$177	$11,564	$5,932

Basic and diluted earnings per share	$6,522	$217	$14,172	$7,270

Revenue

Clearing and Transaction Fees, Net

      For the three months ended June 30, 2004, clearing and transaction fees were $45.7 million, an increase of $16.3 million or 55.4% from $29.4 million for the same period last year. For the six months ended June 30, 2004, clearing and transaction fees were $88.6 million, an increase of $19.8 million or 28.8% from $68.8 million for the same period last year. The increases for both the three- and six-month periods were due to higher NYMEX Division and COMEX Division floor trading volumes, NYMEX ClearPortSM Clearing volumes and average revenue per contract cleared. In addition, the elimination of the proprietary fee reduction program also contributed to the increase in revenue.

      For the three and six months ended June 30, 2004, gross revenue per contract was $1.11, an increase of $0.09 and $0.05 per contract compared to the comparable prior year periods. Gross revenue per contract increased due to the customer trading mix and an increase in the trading of certain products on NYMEX ClearPortSM. For the three and six months ended June 30, 2004, net revenue per contract increased an additional $0.11 due to the elimination of the proprietary fee reduction program. The following table provides details related to clearing and transaction revenue per contract (in thousands, except for revenue per contract):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Clearing and Transaction Fee Revenue
Gross fees	$45,734	$32,852	$88,615	$76,900
Propriety fee reduction program	—	(3,487)	—	(8,145)

Clearing and transaction fees, net	$45,734	$29,365	$88,615	$68,755

Average Clearing and Transaction Fee Revenue per Contract
Gross revenue per contract	$1.11	$1.02	$1.11	$1.06
Impact of fee reduction program	—	(0.11)	—	(0.11)

Revenue per contract, net	$1.11	$0.91	$1.11	$0.95

Market Data Fees

      For the three months ended June 30, 2004, market data fee revenues were $8.0 million, an increase of $0.1 million or 1.3% from $7.9 million for the same period last year. This increase was due primarily to vendor administrative fees that began being billed for both the NYMEX Division and COMEX Divisions in May of 2004.

      For the six months ended June 30, 2004, market data fee revenues were $15.7 million, a decrease of $0.6 million or 3.7% from $16.3 million for the same period last year. This decrease was due primarily to a decline in the number of subscriber units. In addition, this decrease was the result of audit recovery revenue included in the prior year period.

Other Revenues

      For the three months ended June 30, 2004, other revenues were $2.7 million, a decrease of $1.0 million or 27.0% from $3.7 million for the same period last year. For the six months ended June 30, 2004, other revenues were $5.4 million, a decrease of $0.2 million or 3.6% from $5.6 million for the same period last year. The decreases for both the three- and six-month periods were due primarily to rental revenue adjustments in the prior year periods.

Operating Expenses

Salaries and Employee Benefits

      For the three months ended June 30, 2004, salaries and employee benefit expenses were $15.4 million, an increase of $2.2 million or 16.7% from $13.2 million for the same period last year. For the six months ended June 30, 2004, salaries and employee benefit expenses were $29.0 million, an increase of $2.4 million or 9.0% from $26.6 million for the same period last year. The increases for both the three- and six-month periods were due primarily to an increase in severance costs the Company incurred with respect to two of its senior executives, as well as lower levels of capitalized compensation related to software development activities. This increase was partially offset by lower employee costs attributable to a decline in the average number of employees as compared to the same period last year.

Occupancy and Equipment

      For the three months ended June 30, 2004, occupancy and equipment expenses were $6.2 million, a decrease of $0.7 million or 10.1% from $6.9 million for the same period last year. For the six months ended June 30, 2004, occupancy and equipment expenses were $12.2 million, a decrease of $1.7 million or 12.2% from $13.9 million for the same period last year. The decreases for both the three- and six-month periods were due primarily to the additional rent and associated expenses the Company incurred in the prior year periods to maintain a temporary disaster recovery site.

Depreciation and Amortization

      For the three months ended June 30, 2004, depreciation and amortization expenses were $5.3 million, an increase of $0.6 million or 12.8% from $4.7 million for the same period last year. For the six months ended June 30, 2004, depreciation and amortization expenses were $10.5 million, an increase of $1.0 million or 10.5% from $9.5 million for the same period last year. The increases for both the three- and six-month periods were due to depreciation related to the addition of telecommunication equipment for the trading floor at the corporate headquarters, technology and leasehold improvements to complete the construction of the Company’s permanent disaster recovery site and a change in the estimated useful lives of certain computer equipment. During 2004, the Company continued development of a new technology strategy, which has been designed to standardize the Company’s technology infrastructure. Implementation of this strategy is expected to reduce technology operating costs while enhancing processing speed and capacity. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure. The change in useful lives will result in higher annual depreciation costs in 2004 compared to 2003.

General and Administrative

      For the three months ended June 30, 2004, general and administrative expenses were $6.6 million, an increase of $0.3 million or 4.8% from $6.3 million for the same period last year. For the six months ended June 30, 2004, general and administrative expenses were $13.1 million, an increase of $3.2 million or 32.3% from $9.9 million for the same period last year. The increases for both the three- and six-month periods were attributable to the Company’s implementation of, in the second quarter of 2003, certain programs designed to provide incentives to third parties to establish business with the Company. This increase was partially offset by a decrease in litigation settlements in the current year periods. In addition, insurance expenses during the current six month period increased due to premiums on a default insurance policy obtained in 2003 to provide protection to the Company’s clearinghouse in the event of a clearing member default that exceeds the Guaranty Fund.

Professional Services

      For the three months ended June 30, 2004, professional service expenses were $6.7 million, an increase of $1.2 million or 21.8% from $5.5 million for the same period last year. For the six months ended June 30, 2004, professional service expenses were $12.4 million, an increase of $2.9 million or 30.5% from $9.5 million for the same period last year. The increases for both the three-and six-month periods were due primarily to higher consulting fees related to compliance with the Sarbanes-Oxley Act of 2002, as well as financial and technical consulting to support technology initiatives. In addition, legal fees during the current six-month period increased due to on-going involvement in certain litigation.

Telecommunications

      For the three months ended June 30, 2004, telecommunications expenses were $1.5 million, an increase of $0.2 million or 15.4% from $1.3 million for the same period last year. For the six months ended June 30, 2004, telecommunications expenses were $2.9 million, an increase of $0.2 million or 7.4% from $2.7 million for the same period last year. The increases for both the three- and six-month periods were due to higher data and voice communication expenses related to the permanent business recovery site the Company began occupying during the second quarter of 2003.

Marketing

      For the three months ended June 30, 2004, marketing expenses were $0.5 million, a decrease of $0.3 million or 37.5% from $0.8 million for the same period last year. This decrease was due primarily to fewer Exchange-sponsored events and advertising campaigns during the current year period.

      For the six months ended June 30, 2004, marketing expenses were $1.2 million, a decrease of $0.1 million or 7.7% from $1.3 million for the same period last year. This decrease was due primarily to fewer advertising campaigns offset, in part, by additional corporate logo sponsorships during the current year period.

Other Expenses

      For the three months ended June 30, 2004, other expenses were $1.5 million, a decrease of $0.9 million or 37.5% from $2.4 million for the same period last year. For the six months ended June 30, 2004, other expenses were $3.8 million, a decrease of $0.6 million or 13.6% from $4.4 million for the same period last year. The decreases for both the three- and six-month periods were due primarily to lower earnings from the COMEX Members’ Recognition and Retention Program (“MRRP”) offset, in part, by higher charitable contributions during the current year periods. The earnings or loss for the COMEX MRRP are included in investment income, with an equal and offsetting charge recorded in other expenses on the consolidated statements of income.

Impairment and Disposition Loss on Capitalized Software and Computer Equipment

      The loss on impairment and disposition of capitalized software and computer equipment for the three and six month periods ended June 30, 2004 was $0.4 million and $0.5 million, respectively. Future implementation of a new technology infrastructure will render certain existing technology assets obsolete and, therefore, the Company anticipates that additional charges for disposal of assets will be recognized in 2004.

Investment Income

      For the three months ended June 30, 2004, investments yielded a loss of $0.9 million, a decrease of $3.0 million from income of $2.1 million for the same period last year. For the six months ended June 30, 2004, investment income was $0.4 million, a decrease of $2.4 million from $2.8 million for the same period last year. The decreases for both the three- and six-month periods were due primarily to higher unrealized losses on fixed income securities.

Provision for Income Taxes

      The Company’s effective tax rate was 44.3% for the six months ended June 30, 2004, compared to 46.6% for the same period last year. The difference between the effective tax rates was due primarily to the recognition of valuation allowances related to the potential expiration of charitable contribution carry-forwards and disallowed research and development credits during the prior year periods.

Financial Condition and Cash Flows

Liquidity and Capital Resources

      At June 30, 2004, the Company had $134.1 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at June 30, 2004 was $117.4 million.

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

      The following table is a summary of significant cash flow categories for the six months ended June 30, 2004 and 2003 (in thousands):

	For the Six Months
	Ended June 30,

	2004	2003

Net cash provided by operating activities	$27,500	$19,939
Increase in marketable securities	(55,238)	(1,140)
Decrease (increase) in securities purchased for resale	32,406	(3,923)
Capital expenditures	(3,451)	(6,301)
Other net cash flows	892	(3,821)

Net change in cash and investments	2,109	4,754
Dividends paid to stockholders	(2,500)	(5,000)

Net change in cash and cash equivalents	$(391)	$(246)

      Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows from operating expenses, income taxes and payments to members and third parties under certain incentive programs.

      Net cash provided by operating activities was $27.5 million for the six months ended June 30, 2004 compared to $19.9 million for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents the Company’s principal source of cash and led the period-over-period increase. In addition, operating cash flows were positively impacted by increases in trade payables, accrued expenses and deferred tax assets, offset by increases in accounts receivable related to an increase in revenues period-over-period and income tax payments of $12.3 million during the current year period compared to $4.7 million in the prior year period. The Company did not pay income taxes in the first quarter of 2003 due to the utilization of net operating losses offsetting taxable income.

      Net cash used in investing activities was $25.4 million for the six months ended June 30, 2004, an increase of $10.2 million compared to $15.2 million for the same period last year. This increase was due primarily to the investment of higher operating cash flows.

      Capital expenditures for the six months ended June 30, 2004 and 2003 were $3.5 million and $6.3 million, respectively.

      Net cash used in financing activities for the six months ended June 30, 2004 and 2003 was $2.5 million and $5.0 million, respectively. These amounts represent payments of cash dividends to the Company’s common stockholders of $3,064 per common share and $6,127 per common share, respectively. The Company reserves the right to pay discretionary future dividends.

      In the fourth quarter of 2002, the Company and the Board of Trade of the City of New York, Inc. (“NYBOT”) entered into a ten-year lease agreement, under which NYBOT is leasing office and trading floor space in the Company’s headquarters building. Rent commenced for the office and trading floor space on various occupancy dates during 2003. Operating cash flows in 2004 will benefit from full-year rent receipts under this lease agreement.

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

Investment Policy

      The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the United States government and its agencies. The Company also invests in equity securities. During the second quarter of 2004, the Company reduced the amount of cash invested in overnight repurchase agreements and increased the amount invested in marketable securities. The Company believes this change will increase its overall investment yield while maintaining a reasonable amount of cash on hand to meet daily working capital needs. At June 30, 2004 and December 31, 2003, cash and investments were as follows (in thousands):

	June 30,	December 31,
	2004	2003

Cash and cash equivalents	$1,372	$1,763
Securities purchased under agreements to resell	12,644	45,050
Marketable securities	120,123	64,885

	$134,139	$111,698

      Included in marketable securities at June 30, 2004 are investments totaling $11.7 million relating to the COMEX MRRP. This plan provides benefits to certain COMEX Division members based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. The Company is required to fund the plan with a minimum annual contribution of $400,000 until the plan is fully funded. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded by 2018.

      Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division membership seats. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to reimburse its loss of collateral. At March 31, 2004, there were total seat loan balances of $8.5 million and $10.1 million in securities that were pledged against the seat loan balances.

Clearinghouse

      The Company serves a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and Guaranty Funds posted by clearing members with the Company’s clearinghouse. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any one point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts.

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

      Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPortSM Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. During the first quarter of 2003, the Company obtained a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs which depletes the available Guaranty Funds and defaulting member margin deposits. Additionally, the Company is in the process of obtaining a line of credit that would provide temporary liquidity, prior to accessing Guaranty Funds, in the event of a clearing member default, and would be collateralized by margin deposits and Guaranty Funds. The Company expects to put the facility in place during the second half of 2004.

      The Company is entitled to earn interest on cash and investment balances recorded as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheet, and are generally invested overnight in securities purchased under agreements to resell. The table in note 8, Margin Deposits and Guaranty Funds, sets forth Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2004 and December 31, 2003.

Future Cash Requirements

      In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases and other contracts.

      A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of June 30, 2004, as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table (in thousands):

	Payments Due by Period

	Less than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

Contractual Obligations
Long-term debt principal	$2,817	$5,634	$5,634	$77,464	$91,549
Debt interest	6,942	13,252	12,409	50,568	83,171
Operating leases	4,192	7,195	6,573	10,055	28,015
Other long-term obligations	800	1,600	1,600	8,251	12,251

Total contractual obligations	$14,751	$27,681	$26,216	$146,338	$214,986

      The Company’s senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

Other Matters

      In February 2004, the Commodity Futures Trading Commission (“CFTC”) issued, in connection with a Company proposal to clear OTC options, an order requiring, among other things, that the Company establish and maintain a permanent retail customer protection mechanism supported by a commitment of not less than $10 million, which must be available at all times to reimburse retail customers trading on the Exchange whose original margin might be lost in the default of another customer of their clearing member. Based on historical patterns, the Company believes that the likelihood of events that would require its performance under this CFTC order is remote. Therefore, the Company has not established and does not expect in the future to establish, a liability related to this commitment.

      On August 6, 2003, the Company modified and implemented new rules addressing the posting of funds for lessee floor brokers and billing entities where the member ownership interest is solely comprised of lessees. The purpose of the modifications was to strengthen the overall financial integrity and accountability of the floor brokerage business community, by requiring lessee floor brokers and billing entities comprised entirely of lessees to post funds of $100,000 as prescribed by the Exchange. The deposited funds may be used to satisfy amounts assessed by Exchange arbitration panels or other duly authorized Exchange committees which remain unsatisfied. The Company maintains deposits for these lessees in cash and securities at financial institutions approved by the Company. These deposits, in the amount of $4.7 million, are not included on the Company’s consolidated balance sheet at June 30, 2004, and interest earned is paid monthly to each respective lessee.

Business Highlights

      On April 8, 2004, the Company announced that it had received an indication of interest from Parthenon Capital, LLC (“Parthenon”), a private equity investment firm, to acquire a potential controlling equity interest in the Company. The indication of interest stated that, under the proposed transaction, Parthenon would purchase 60% of the equity shares in the Company in a transaction that would include an initial cash payment and other elements which, according to Parthenon, constitutes an investment at an implied valuation of up to $2 million per NYMEX Division seat. The proposal stated the transaction would include, among other aspects, support for and preservation of open outcry trading. Parthenon and the Company engaged in due diligence and had preliminary discussions as to the structure of a proposed deal. Based on these discussions, the board of directors of the Company determined on August 4, 2004 not to currently pursue a transaction with Parthenon.

      On April 27, 2004, the Company and ICAP, the world’s largest inter-dealer broker and one of the world’s leading electronic brokers of fixed income securities, announced the offering of an electronic market in options on oil and gas inventory statistics that will be offered through an auction process and cleared by the Exchange. The first natural gas inventory auction took place on June 2, 2004, prior to the June 3, 2004 release of the gas storage number by the Energy Information Administration of the Department of Energy.

      In May 2004, the Company and the Tokyo Commodity Exchange (“TOCOM”) executed a cooperation agreement through which, among other things, TOCOM would assist the Company in the offering of the Company’s products in Japan. On July 13, 2004, the Company and TOCOM announced that energy and metals futures contracts will become available for trading in Japan on NYMEX ACCESS®, beginning July 20, 2004.

      On May 21, 2004, the Company announced that it received regulatory approval from the Monetary Authority of Singapore to offer trading in crude oil, petroleum products, and gold futures on its internet-based electronic trading platforms in Singapore. Approval was granted for trading light, sweet crude oil, Brent crude oil, heating oil, gasoline, and gold futures, as well as futures contracts on four U.S. crude oil price differentials on NYMEX ACCESS®, and a slate of crude oil and refined product outright and differential swap futures contracts on NYMEX ClearPortSM.

      On June 3, 2004, the Company announced that, by mutual agreement, the contract of J. Robert Collins, Jr., as president, would not be renewed. Under the terms of his contract, Mr. Collins employment terminated on June 30, 2004. Mr. Collins had been president of the Exchange since July 2001.

Subsequent Events

      On July 7, 2004, the board of directors of the Company voted to declare and distribute a dividend of $2.5 million to stockholders of record as of July 15, 2004. The dividend is the fourth issued by the Company since its demutualization in November 2000.

      The Company and its president, J. Robert Collins, Jr., mutually agreed to not renew Mr. Collins’ employment agreement, which expired on June 30, 2004. The Company recorded a $2.2 million charge in June 2004 for amounts due Mr. Collins under the non-renewal provisions of his employment agreement. On July 9, 2004, the Company announced that Dr. James E. Newsome accepted the position of president of the Company, effective August 2, 2004. Dr. Newsome had been Chairman of the Commodity Futures Trading Commission (“CFTC”) since Senate confirmation in December 2001. He served as a Commissioner of the CFTC since August 1998.

      On April 8, 2004, the Company announced that it had received an indication of interest from Parthenon Capital, LLC (“Parthenon”), a private equity investment firm, to acquire a potential controlling equity interest in the Company. Parthenon and the Company engaged in due diligence and had preliminary discussions as to the structure of a proposed deal. Based on these discussions, the board of directors of the Company determined on August 4, 2004 not to currently pursue a transaction with Parthenon.

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

Principal Amounts by Expected Maturity

At June 30, 2004

				Weighted
				Average
Year	Principal	Interest	Total	Interest Rate

Assets
Municipal Bonds
2004	$—	$—	$—	N/A
2005	54	2	$56	3.47%
2006	1,134	57	$1,191	4.95%
2007	4,866	248	$5,114	4.91%
2008	12,739	565	$13,304	4.47%
2009 and thereafter	33,529	1,480	$35,009	4.13%

Total	$52,322	$2,352	$54,674

Fair Value	$53,870

Liabilities
Corporate Debt
2004	$2,817	$3,524	$6,341	7.71%
2005	2,817	6,837	9,654	7.71%
2006	2,817	6,626	9,443	7.72%
2007	2,817	6,416	9,233	7.73%
2008	2,817	6,204	9,021	7.74%
2009 and thereafter	77,464	53,564	131,028	7.75%

Total	$91,549	$83,171	$174,720

Interest Rate Risk

Current Assets

      The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the United States government and its agencies. The Company also invests in equity securities. The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investments yielded a loss of $0.9 million and income of $0.4 million for the three and six months ended June 30, 2004, respectively, compared to income of $2.1 million and $2.8 million for the same periods last year. The fair value of the Company’s marketable securities, including equity securities, was $120.1 million at June 30, 2004. Based on portfolio compositions at June 30, 2004, assuming a 10% change in market values, the Company would have recognized additional losses of $12.0 million.

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

Credit Risk

      NYMEX Division bylaws authorize its board of directors to fix the annual dues of NYMEX Division members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as the Company’s board of directors may determine. The Company’s board of directors may waive the payment of dues by all NYMEX Division members or by individual members as it determines. The COMEX Division bylaws authorize the Company’s board of directors with similar powers relating to dues, assessments and fees with respect to COMEX Division members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain merger-related events) without the consent of the COMEX Governors Committee and that the ability of the Company’s board of directors to impose such fee is subject to the limitations.

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

      Despite the Company’s authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will choose to be expelled from membership rather than pay, any dues, fees or assessments. The Company believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Company’s sale of such member’s seat would apply towards any outstanding obligations to the Exchange of such member. Recourse to a member’s seat, however, may not be of material value in the case of large defaults that result in assessments greater than the seat value, particularly when the seat value declines markedly in price as a consequence of the default.

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

      (a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures are effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-Q.

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

      Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2004. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses and is vigorously defending each matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

      The Company has been named as a defendant in the following legal action:

New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. (“ICE”). The amended complaint alleges claims for (a) copyright infringement by ICE arising out of ICE’s uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE, (c) violation of trademark anti-dilution statutes, and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of Section 2 of the Sherman Act, 15 U.S.C. § 2, for NYMEX Exchange’s allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange settlement prices; (2) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX Exchange settlement prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange’s settlement prices which are allegedly an “essential facility”; (4) a claim for purported violation of Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief. NYMEX Exchange’s response to the counterclaims was served on February 26, 2003.

On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead. On about August 28, 2003, NYMEX Exchange was served with ICE’s First Amended Counterclaims in which ICE made four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging.

By Order and Opinion dated June 30, 2004, the Court granted NYMEX Exchange’s motion and dismissed all of the antitrust counterclaims asserted against NYMEX Exchange. This case is ongoing.

      The Company is defending counterclaims filed against it by the defendant in the following legal action:

New York Mercantile Exchange, Inc. v. Kai Neumann and Codeland, Inc. On May 18, 2004, NYMEX Exchange commenced an action in New York State Supreme Court. This action arises from defendants’ alleged unauthorized use of computer software and other subject matter proprietary to NYMEX

Exchange, and asserts causes of action for, among other things, trade secret misappropriation, fraudulent misrepresentation, and breach of fiduciary duties. On June 25, 2004, defendants Neumann and Codeland answered the complaint and interposed several counterclaims against NYMEX Exchange that include causes of action for breach of contract and theft of trade secrets. These counterclaims seek, among other things, $13,000,000 in compensatory damages, $10,000,000 in punitive damages, as well as injunctive relief and additional damages for back pay, front pay, lost fringe benefits, and reinstatement of Neumann’s employment. NYMEX Exchange’s time to reply, move or otherwise respond to these Counterclaims is currently September 3, 2004.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of the Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Sean Keating.
31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      Not applicable

SIGNATURES

      In accordance with Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYMEX HOLDINGS, INC.

By: /s/ MITCHELL STEINHAUSE

Name: Mitchell Steinhause
Title: Chairman
(Principal Executive Officer)

Dated: August 6, 2004

By: /s/ LEWIS A. RAIBLEY, III

Name: Lewis A. Raibley, III
Title: Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2004