Form 10-Q
period 2004-09-30
NYMEX HOLDINGS INC
filed 2004-12-28
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

NYMEX Holdings, Inc.

Delaware	333-30332	13-4098266
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

One North End Avenue

World Financial Center

New York, New York 10282-1101

(212) 299-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of December 28, 2004 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of December 17, 2004 was $1,448,400,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of December 17, 2004.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Clearing and transaction fees, net of member rebates	$50,151	$33,337	$138,766	$102,093
Market data fees, net	8,210	7,632	23,882	23,952
Other, net	3,592	4,876	9,001	10,458

Total revenues	61,953	45,845	171,649	136,503

Expenses:
Salaries and employee benefits	13,942	14,353	42,944	40,922
Occupancy and equipment	7,232	7,128	19,453	21,029
Depreciation and amortization, net of deferred credit amortization	6,853	4,895	17,397	14,360
General and administrative	8,367	7,195	21,494	17,062
Professional services	6,532	4,508	18,972	14,020
Telecommunications	1,249	1,719	4,162	4,365
Marketing	430	520	1,667	1,868
Other expenses	2,519	1,849	6,341	6,225
Asset impairment and disposition losses	4,848	—	5,350	977

Total expenses	51,972	42,167	137,780	120,828

Income before investment income, interest expense and provision for income taxes	9,981	3,678	33,869	15,675

Investment income and interest expense:
Investment income, net	1,809	643	2,225	3,393
Interest expense	1,770	1,823	5,310	5,468

Income before provision for income taxes	10,020	2,498	30,784	13,600
Provision for income taxes	4,437	960	13,637	6,130

Net income	$5,583	$1,538	$17,147	$7,470

Weighted average common shares outstanding, basic and diluted	816	816	816	816

Basic and diluted earnings per share	$6,842	$1,885	$21,013	$9,154

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	(Unaudited) September 30, 2004	December 31, 2003

Assets
Current assets
Cash and cash equivalents	$468	$1,763
Securities purchased under agreements to resell	21,500	45,050
Marketable securities, at market value	129,118	64,885
Clearing and transaction fees receivable, net of allowance for member credits	18,512	13,277
Prepaid expenses	5,700	4,115
Deferred tax assets	4,970	4,134
Margin deposits and guaranty funds	32,326	97,238
Other current assets	6,567	8,959

Total current assets	219,161	239,421

Property and equipment, net	197,554	208,787
Goodwill, net of amortization	16,329	16,329
Other assets	11,466	13,139

Total assets	$444,510	$477,676

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$8,535	$10,773
Accrued salaries and related liabilities	10,808	4,292
Margin deposits and guaranty funds	32,326	97,238
Income tax payable	11,326	10,364
Other current liabilities	25,968	17,126

Total current liabilities	88,963	139,793

Grant for building construction deferred credit	110,992	112,600
Long-term debt	88,732	88,732
Retirement obligation	11,558	11,729
Deferred income taxes	4,673	5,961
Other liabilities	19,530	13,446

Total liabilities	324,448	372,261

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	93,312	93,312
Retained earnings	26,750	12,103

Total stockholders’ equity	120,062	105,415

Total liabilities and stockholders’ equity	$444,510	$477,676

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balances at January 1, 2003	816	$—	$93,312	$8,223	$101,535
Net income				8,880	8,880
Dividends declared Common stock, $6,127/share				(5,000)	(5,000)

Balances at December 31, 2003	816	—	93,312	12,103	105,415
Net income				17,147	17,147
Dividends declared Common stock, $3,067/share				(2,500)	(2,500)

Balances at September 30, 2004 (Unaudited)	816	$—	$93,312	$26,750	$120,062

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$17,147	$7,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,351	15,543
Amortization of intangibles	654	426
Deferred grant credits	(1,983)	(1,984)
Deferred rental income	(1,069)	—
Deferred rent expense	132	362
Deferred income taxes	(2,124)	(5,671)
Asset impairment and disposition loss	5,350	977
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(5,235)	558
Prepaid expenses	(1,585)	(2,563)
Margin deposits and guaranty fund assets	64,912	(9,290)
Other current assets	2,392	(3,385)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,238)	(2,204)
Accrued salaries and related liabilities	6,516	5,920
Margin deposits and guaranty fund liabilities	(64,912)	9,290
Income tax payable	962	7,007
Other current liabilities	10,199	5,054
Other liabilities	833	366
Retirement obligation	(171)	490

Net cash provided by operating activities	48,131	28,366

Cash flows from investing activities:
(Increase) decrease in marketable securities	(64,233)	712
(Increase) decrease in securities purchased under agreements to resell	23,550	(6,240)
Capital expenditures	(4,762)	(9,608)
(Increase) decrease in other assets	1,019	(3,694)

Net cash used in investing activities	(44,426)	(18,830)

Cash flows from financing activities:
Dividends paid	(5,000)	(7,500)

Net cash used in financing activities	(5,000)	(7,500)

Net (decrease) increase in cash and cash equivalents	(1,295)	2,036
Cash and cash equivalents at beginning of period	1,763	1,014

Cash and cash equivalents at end of period	$468	$3,050

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

Significant Accounting Policies

The Company’s accounting policies are described in the notes of the December 31, 2003 audited consolidated financial statements included in its Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described starting on Page 25 of this Form 10-Q under the caption “Critical Accounting Policies.”

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

The Company delayed filing of this Quarterly Report on Form 10-Q pending review of its fixed asset inventory balances, which it determined was necessary to ensure that its reported financial statements were materially correct. The Company has completed its review and has identified charges of $4.4 million, of which $2.0 million relates to 2004 and $2.4 million relates to prior year periods. These charges represent (i) write-off of certain fixed assets that had been disposed of during fiscal years 2004 and prior, (ii) adjustments relating to the depreciation of certain other fixed assets and (iii) an adjustment of the net book values of the Company’s fixed assets resulting from a physical inventory of certain asset categories. The impact of these adjustments on the Company’s prior period financial statements has been determined by management and the Audit Committee of the Company to not be material to the users of such financial statements based on relevant quantitative and qualitative factors. In addition, management and the Audit Committee have

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

determined that the impact of recording the $2.4 million adjustment in the current quarter will not be material to the full year financial statements of the Company. Accordingly, these charges were recognized as current period adjustments in the three-month period ended September 30, 2004, with $1.0 million recorded in depreciation and amortization and $3.4 million recorded in asset impairment and disposition losses in the unaudited consolidated statements of income.

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

Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic net earnings per common share excludes dilution and is computed by dividing net income by the weighted average of the Company’s common shares outstanding for the period. Diluted net earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company does not have common stock equivalents, therefore, diluted earnings per share is equal to basic earnings per share. For the three months ended September 30, 2004 and 2003, basic and diluted earnings per share were $6,842 and $1,885, respectively. For the nine months ended September 30, 2004 and 2003, basic and diluted earnings per share were $21,013 and $9,154, respectively.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Collateralization

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At September 30, 2004, the Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. At September 30, 2004 and December 31, 2003, the total collateral held was $32.3 million and $97.2 million, respectively.

3.	Notes Payable

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance is comprised of three series, each with different maturity dates, interest rates, and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. At September 30, 2004, the notes payable balance was $91.5 million.

4.	Member Seat Financing Program

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division membership seats. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to be reimbursed for its loss of collateral. At September 30, 2004, there were total seat loan balances of $7.9 million and securities pledged against the seat loan balances of $9.3 million.

5.	Incentive Programs

The Company has various discretionary rebate and cost reduction programs that reduce operating costs of certain market participants. These programs were designed to provide incentives to third parties to establish business with the Company. During the three- and nine-month periods ended September 30, 2004, these programs totaled $4.0 million and $8.9 million, respectively, compared to $1.4 million and $2.9 million, respectively, in the prior year periods.

During 2003, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing reductions of their clearing and transaction fees. The amount of payments under this program was based on each member’s individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company’s board of directors. Clearing and transaction fees were recorded net of these payments, which totaled $3.8 million and $11.9 million for the three and nine months ended September 30, 2003, respectively. This program was eliminated effective December 31, 2003 and, as a result, there were no fee reduction credits during the three and nine months ended September 30, 2004.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $255,000 at September 30, 2004.

An allowance for doubtful accounts was established for market data accounts receivables to cover potential non-collectible receivables as well as future adjustments by the market data customers. At September 30, 2004, this allowance was $130,000, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At September 30, 2004, the combined amounts due from customers with the ten highest receivable balances represented 79% of the total accounts receivable balance.

Other revenues, which include member booth rentals, licensing fees and equipment rentals, are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of floor and compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $665,000 at September 30, 2004, and believes the amount is sufficient to cover potential bad debts and subsequent credits.

7.	Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash paid for:
Interest	$3,524	$3,629

Income taxes	$14,677	$4,794

Noncash investing and financing activities:
Purchase of assets under capital lease obligation	$955	$—

8.	Margin Deposits and Guaranty Funds

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPortSM Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. During the second quarter of 2003, the Company obtained a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs which depletes the available Guaranty Funds and defaulting member margin deposits. Additionally, the Company is evaluating the viability of a line of credit that would provide temporary liquidity, prior to accessing Guaranty Funds, in the event of a clearing member default, and would be collateralized by margin deposits and Guaranty Funds.

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2004 and December 31, 2003 (in thousands):

Cash and securities earning interest for NYMEX Holdings	September 30, 2004			December 31, 2003
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash	$6	$—	$6	$67	$81	$148
Securities held for resale	29,945	2,375	32,320	92,450	4,640	97,090

Total cash and securities	29,951	2,375	32,326	92,517	4,721	97,238

Cash and securities earning interest for members
Money market funds	1,957,620	—	1,957,620	2,099,620	—	2,099,620
U.S. treasuries	5,749,227	142,256	5,891,483	5,108,929	149,911	5,258,840
Letters of credit	441,514	—	441,514	408,632	—	408,632

Total cash and securities	8,148,361	142,256	8,290,617	7,617,181	149,911	7,767,092

Total funds	$8,178,312	$144,631	$8,322,943	$7,709,698	$154,632	$7,864,330

9.	Commitments and Contingencies

Contractual Obligations

The Company occupies premises under leases, including a land lease, with various lessors that expire during the years 2004 through 2069. For the three months ended September 30, 2004 and 2003, rental expense for facilities and the land lease amounted to $0.9 million and $0.7 million, respectively. For the nine months ended September 30, 2004 and 2003, rental expense for facilities and the land lease amounted to $1.9 million and $3.4 million, respectively.

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts. A summary of the Company’s future cash payments associated with its contractual cash

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

obligations outstanding as of September 30, 2004, as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table (in thousands):

	Payments Due by Period
	Less than 1 Year	1 -3 Years	4 -5 Years	After 5 Years	Total
Contractual Obligations
Long-term debt principal	$2,817	$5,634	$5,634	$77,464	$91,549
Debt interest	6,942	13,252	12,409	50,568	83,171
Operating Leases	4,572	8,121	7,116	10,043	29,852
Capital lease	468	487	—	—	955
Other long-term obligations	800	1,600	1,600	7,451	11,451

Total contractual obligations	$15,599	$29,094	$26,759	$145,526	$216,978

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

Financial Guarantees

The Company adopted FIN No. 45, effective, January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to be reimbursed for its loss of collateral. At September 30, 2004, there were total seat loan balances of $7.9 million and $9.3 million in securities that were pledged against the seat loan balances.

The Company serves a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and Guaranty Funds posted by clearing members with the Company’s clearinghouse. The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members at banks approved by the Company as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions as well as delivery obligations. As of September 30, 2004, there were no clearing members in default.

There were no events of default during the first nine months of 2004, in either arrangement, in which a liability should be recognized in accordance with FIN No. 45.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of September 30, 2004. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses and is vigorously defending each matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead. On or about August 28, 2003, NYMEX Exchange was served with ICE’s First Amended Counterclaims in which ICE made four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging.

By Order and Opinion dated June 30, 2004, the Court granted NYMEX Exchange’s motion and dismissed all of the antitrust counterclaims asserted against NYMEX Exchange. This case is ongoing.

The Company is defending counterclaims filed against it by the defendant in the following legal action:

New York Mercantile Exchange, Inc. v. Kai Neumann and Codeland, Inc. On May 18, 2004, NYMEX Exchange commenced an action in New York State Supreme Court. This action arises from defendants’ alleged unauthorized use of computer software and other subject matter proprietary to NYMEX Exchange, and asserts causes of action for, among other things, trade secret misappropriation, fraudulent misrepresentation, and breach of fiduciary duties. On June 25, 2004, defendants Neumann and Codeland answered the complaint and interposed several counterclaims against NYMEX Exchange that include causes of action for breach of contract and theft of trade secrets. These counterclaims seek, among other things, $13,000,000 in compensatory damages, $10,000,000 in punitive damages, as well as injunctive relief and additional damages for back pay, front pay, lost fringe benefits, and reinstatement of Neumann’s employment. NYMEX Exchange’s time to reply, move or otherwise respond to these counterclaims was extended to October 12, 2004. On that date NYMEX Exchange moved to dismiss certain counterclaims. On December 20, 2004, NYMEX Exchange settled this action. The settlement was recorded in the current period ended September 30, 2004 and did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floor of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPortSM Trading and NYMEX ClearPortSM Clearing. The Company reports income on a segment basis, but does not allocate assets or goodwill. Operating revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses are allocated based on the proportion of operating revenues attributed to each segment. The prior year segment information has been restated to reflect this methodology of reporting each segment.

Financial information relating to these segments is set forth below (in thousands):

	Three and Nine Months Ended September 30, 2004
	Open Outcry		Electronic Trading and Clearing		Total
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Operating revenues	$46,281	$133,740	$15,672	$37,909	$61,953	$171,649
Depreciation and amortization	5,119	13,555	1,734	3,842	6,853	17,397
Other operating expenses	33,706	93,796	11,413	26,587	45,119	120,383

Operating income (loss)	7,456	26,389	2,525	7,480	9,981	33,869

Investment income, net	1,809	2,225	—	—	1,809	2,225
Interest expense	1,770	5,310	—	—	1,770	5,310
Provision (benefit) for income taxes	3,319	10,323	1,118	3,314	4,437	13,637

Net income (loss)	$4,176	$12,981	$1,407	$4,166	$5,583	$17,147

	Three and Nine Months Ended September 30, 2003
	Open Outcry		Electronic Trading and Clearing		Total
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Operating revenues	$38,919	$114,043	$6,926	$22,460	$45,845	$136,503
Depreciation and amortization	4,155	11,997	740	2,363	4,895	14,360
Other operating expenses	31,641	88,950	5,631	17,518	37,272	106,468

Operating income	3,123	13,096	555	2,579	3,678	15,675

Investment income, net	643	3,393	—	—	643	3,393
Interest expense	1,823	5,468	—	—	1,823	5,468
Provision for income taxes	747	4,970	213	1,160	960	6,130

Net income	$1,196	$6,051	$342	$1,419	$1,538	$7,470

11.	Members’ Retirement Plan and Benefits

The Company maintains a retirement and benefit plan for certain members of the COMEX Division under the COMEX Members’ Recognition and Retention Program (“MRRP”). The annual benefit payments are $12,500 ($2,000 for options members) for 10 years for vested participants; no new participants were permitted after the date of the merger, nor were there payments made prior to January 1, 2002. The Company is required to fund the plan with a minimum annual contribution of $400,000 until the plan is fully funded. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2018. Corporate contributions and related investment earnings are charged

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the program began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

12.	Postretirement Benefits other than Pensions

The Company’s postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in its postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, and changes in asset levels. The Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company’s employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through certain insurance companies. The Company expects to fund its share of such benefit costs principally on a pay-as-you-go basis. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the U.S. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. In May 2004, the FASB issued FASB Staff Position No. 106-2 (FAS No. 106-2) under the same title. FAS No. 106-2 provides guidance on accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The Company has concluded that it will likely not be eligible to receive a subsidy. Therefore, the Act is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31 of each year.

Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at September 30, 2004 and December 31, 2003 exceed the amount of the accumulated obligations.

The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s consolidated financial statements (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service costs	$123	$55	$253	$165
Interest costs	119	62	245	185
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(15)	(14)	(43)	(43)
Amortization of net (gain) loss	7	(5)	5	(17)

Net periodic postretirement benefit cost	234	98	460	290
Adjustment for prior period overstatement	—	(276)	—	(827)

Total net period postretirement benefit cost	$234	$(178)	$460	$(537)

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events

On October 5, 2004, the Company introduced the New York Mercantile Exchange Electronic Order Network (“NEON”) in its gold and silver futures rings, with Prudential Financial Derivatives, LLC, serving as the first futures commission merchant to offer the service. NEON is a technology that was internally developed by the Exchange to provide a gateway for firms and traders to route orders to the Exchange’s energy and metals markets. The network conforms with industry standard financial information exchange message formats and provides firms with a web–based display for order data including status and fill details.

On October 6, 2004, the board of directors of the Company voted to move daytime trading of its financially-settled PJM monthly electricity futures contract from the trading floor to its internet-based NYMEX ClearPortsm Trading system, effective November 1, 2004.

On November 1, 2004, the Company launched open outcry trading of Brent Crude Oil futures in its newly established Dublin, Ireland branch (“NYMEX-Europe”). Open outcry is the primary means of trading at NYMEX-Europe, with trading also being made available on an after-hours basis via the Company’s electronic trading systems. The Company has sub-leased space from FINEX, the Board of Trade of the City of New York, Inc.’s Dublin operation. The board of directors of the Company approved the launch of a trading floor in Dublin on October 18, 2004.

On November 12, 2004, the Company and the Taiwan Futures Exchange announced that they have signed a memorandum of understanding to develop areas of cooperation and business opportunities with the goal of enhancing the liquidity, efficiency, and integrity of the markets of both exchanges.

On December 15, 2004, the board of directors of the Company voted to declare and distribute a dividend of $3.5 million to stockholders of record as of December 31, 2004. The dividend is the fifth issued by the Company since its demutualization in November 2000.

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

NYMEX ClearPortSM Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The NYMEX ClearPortSM Clearing system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 60 energy futures contracts.

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

Market Conditions

For the three months ended September 30, 2004, the volume of total futures and options contracts traded and cleared was 43.7 million contracts, an increase of 8.7 million contracts or 24.9% from 35.0 million contracts for the same period last year.

For the nine months ended September 30, 2004, the volume of total futures and options contracts traded and cleared was 123.7 million contracts, an increase of 16.3 million contracts or 15.2% from 107.4 million contracts for the same period last year.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) the NYMEX Division; (ii) the COMEX Division; and (iii) NYMEX ClearPortSM Clearing. The NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPortSM Clearing.

Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Prior to the filing of the second quarter 2004 Form 10-Q, the Company did not include settlement and exercise volumes in its volume disclosures. Accordingly, prior period volume information has been adjusted to include such transactions for comparative purposes. Open interest represents the number of contracts at September 30, 2004 and 2003 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets – NYMEX Division

For the three months ended September 30, 2004, the volume of futures and options contracts traded and cleared on the NYMEX Division was 32.9 million contracts, an increase of 6.5 million contracts or 24.6% from 26.4 million contracts for the same period last year. Futures contracts volume was 26.6 million contracts, an increase of 4.8 million contracts or 22.0% from 21.8 million contracts for the same period last year. Options contracts volume was 6.3 million contracts, an increase of 1.7 million contracts or 37.0% from 4.6 million contracts for the same period last year.

For the nine months ended September 30, 2004, the volume of futures and options contracts traded and cleared on the NYMEX Division was 92.2 million contracts, an increase of 8.0 million contracts or 9.5% from 84.2 million contracts for the same period last year. Futures contracts volume was 75.3 million contracts, an increase of 7.6 million contracts or 11.2% from 67.7 million contracts for the same period last year. Options contracts volume was 16.9 million contracts, an increase of 0.4 million contracts or 2.4% from 16.5 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended September 30,
	2004			2003
Quarterly Comparison	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	14,054	3,346	17,400	11,059	2,160	13,219
Henry Hub natural gas	5,259	2,274	7,533	4,536	2,072	6,608
N.Y. heating oil	3,108	253	3,361	2,884	157	3,041
N.Y. harbor unleaded gasoline	3,289	205	3,494	2,982	163	3,145
Other	923	170	1,093	290	53	343

Total	26,633	6,248	32,881	21,751	4,605	26,356

NYMEX Division Contracts Traded and Cleared (in thousands)
	For the Three Months Ended September 30,
	2004			2003
Year-to-Date Comparison	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	40,277	8,859	49,136	34,571	8,357	42,928
Henry Hub natural gas	13,873	6,179	20,052	14,884	6,781	21,665
N.Y. heating oil	9,529	501	10,030	8,791	537	9,328
N.Y. harbor unleaded gasoline	10,037	820	10,857	8,860	599	9,459
Other	1,587	492	2,079	629	194	823

Total	75,303	16,851	92,154	67,735	16,468	84,203

NYMEX Division Contracts Open Interest (in thousands)
	At September 30,
	2004			2003
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	703	1,410	2,113	501	674	1,175
Henry Hub natural gas	376	927	1,303	350	784	1,134
N.Y. heating oil	190	119	309	158	71	229
N.Y. harbor unleaded gasoline	154	50	204	75	21	96
Other	55	52	107	24	11	35

Total	1,478	2,558	4,036	1,108	1,561	2,669

Light Sweet Crude Oil

For the three months ended September 30, 2004, futures contract volume was 14.1 million contracts, an increase of 3.0 million contracts or 27.0% from 11.1 million contracts for the same period last year. Options contract volume was 3.3 million contracts, an increase of 1.1 million contracts or 50.0% from 2.2 million contracts for the same period last year. Total futures and options contract volume was 17.4 million contracts, an increase of 4.1 million contracts or 30.8% from 13.3 million contracts for the same period last year.

For the nine months ended September 30, 2004, futures contract volume was 40.3 million contracts, an increase of 5.7 million contracts or 16.5% from 34.6 million contracts for the same period last year. Options contract volume was 8.9 million contracts, an increase of 0.5 million contracts or 6.0% from 8.4 million contracts for the same period last year. Total futures and options contract volume was 49.2 million contracts, an increase of 6.2 million contracts or 14.4% from 43.0 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and nine months ended September 30, 2004 were due, in part, to the continuing strong global demand for crude oil. In addition, the price volatility of crude oil increased due to terrorism concerns in the Middle East and the hurricanes that have affected the oil refineries located near the Gulf of Mexico. Finally, continued high price differentials between crude oil and gasoline have resulted in higher trading activity.

Henry Hub Natural Gas

For the three months ended September 30, 2004, futures contract volume was 5.3 million contracts, an increase of 0.8 million contracts or 17.8% from 4.5 million contracts for the same period last year. Options contract volume was 2.3 million contracts, an increase of 0.2 million contracts or 9.5% from 2.1 million contracts for the same period last year. Total futures and options contracts volume was 7.6 million contracts, an increase of 1.0 million contracts or 15.2% from 6.6 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three months ended September 30, 2004 were due, in part, to concerns about the natural gas supply resulting from the hurricanes in the Gulf of Mexico. The hurricanes caused damage and disruption to the production facilities located in that area, which resulted in reduced natural gas production.

For the nine months ended September 30, 2004, futures contract volume was 13.9 million contracts, a decrease of 1.0 million contracts or 6.7% from 14.9 million contracts for the same period last year. Options contract volume was 6.2 million contracts, a decrease of 0.6 million contracts or 8.8% from 6.8 million contracts for the same period last year. Total futures and options contracts volume was 20.1 million contracts, a decrease of 1.6 million contracts or 7.4% from 21.7 million contracts for the same period last year.

The Company believes that decreases in futures and options contract volume for the nine months ended September 30, 2004 were due, in part, to diminished concern, prior to the hurricane season, regarding the supply of natural gas. This past winter was characterized by weather that was, for the most part, forecasted accurately. This resulted in weather that was expected, and as a result, there was an adequate supply of natural gas to meet the heating needs of consumers. During the prior year period, a colder than expected winter led to increased concerns about the supply, and therefore, resulted in increased trading activity.

New York Heating Oil

For the three months ended September 30, 2004, futures contract volume was 3.1 million contracts, an increase of 0.2 million contracts or 6.9% from 2.9 million contracts for the same period last year. Options contract volume was 0.3 million contracts, an increase of 0.1 million contracts or 50.0% from 0.2 million contracts for the same prior last year. Total futures and options contracts volume was 3.4 million contracts, an increase of 0.3 million contracts or 9.7% from 3.1 million contracts for the same period last year.

For the nine months ended September 30, 2004, futures contract volume was 9.5 million contracts, an increase of 0.7 million contracts or 8.0% from 8.8 million contracts for the same period last year. Options contract volume was 0.5 million contracts for both the current and prior year period. Total futures and options contracts volume was 10.0 million contracts, an increase of 0.7 million contracts or 7.5% from 9.3 million contracts for the same period last year.

The Company believes that increases in futures contract volume for the three and nine months ended September 30, 2004, and options contract volume for the three months ended September 30, 2004, were due, in part, to the continuing strong global demand for petroleum products, including heating oil. In addition, the price volatility in the heating oil market increased, as supply concerns arose due to terrorism in the Middle East and the hurricanes that have affected the oil refineries located near the Gulf of Mexico. Options contract volume for the nine months ended September 30, 2004 was essentially flat compared to the same period last year due to unusually strong levels of volume in the prior year period, as volatility was higher due to the war in Iraq.

New York Harbor Unleaded Gasoline

For the three months ended September 30, 2004, futures contract volume was 3.3 million contracts, an increase of 0.3 million contracts or 10.0% from 3.0 million contracts for the same period last year. Options contract volume was 0.2 million for both the current and prior year period. Total futures and options contracts volume was 3.5 million contracts, an increase of 0.3 million contracts or 9.4% from 3.2 million contracts for the same period last year.

For the nine months ended September 30, 2004, futures contract volume was 10.0 million contracts, an increase of 1.1 million contracts or 12.4% from 8.9 million contracts for the same period last year. Options contract volume was 0.8 million, an increase of 0.2 million contracts or 33.3% from 0.6 million contracts for the same period last year. Total futures and options contract volume was 10.8 million contracts, an increase of 1.3 million contracts or 13.7% from 9.5 million contracts for the same period last year.

The Company believes that increases in futures and options contracts volume for the three and nine months ended September 30, 2004 were due, in part, to the continuing strong consumer demand for gasoline. The increased demand was coupled with a decrease in gasoline supply as hurricanes in the Gulf of Mexico caused refineries to shut down at times throughout the current quarter. These factors attributed to the increased price differential between gasoline and crude oil, resulting in higher trading activity.

Metals Market – COMEX Division

For the three months ended September 30, 2004, the volume of total futures and options contracts traded and cleared for the COMEX Division was 6.8 million contracts, a decrease of 0.2 million contracts or 2.9% from 7.0 million contracts for the same period last year. Futures contract volume was 5.3 million contracts for both the current and prior year period. Options contract volume was 1.5 million contracts, a decrease of 0.2 million contracts or 11.8% from 1.7 million contracts for the same period last year.

For the nine months ended September 30, 2004, the volume of total futures and options contracts traded and cleared for the COMEX Division was 22.7 million contracts, an increase of 4.0 million contracts or 21.4% from 18.7 million contracts for the same period last year. Futures contract volume was 18.6 million contracts, an increase of 3.6 million contracts or 24.0% from 15.0 million contracts for the same period last year. Options contract volume was 4.1 million contracts, an increase of 0.4 million contracts or 10.8% from 3.7 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended September 30,
	2004			2003
Quarterly Comparison	Futures	Options	Total	Futures	Options	Total
Gold	3,442	1,253	4,695	3,198	1,550	4,748
Silver	1,072	223	1,295	1,221	179	1,400
High grade copper	756	34	790	812	9	821
Aluminum	14	—	14	43	1	44

Total	5,284	1,510	6,794	5,274	1,739	7,013

COMEX Division Contracts Traded and Cleared (in thousands)
	For the Nine Months Ended September 30,
	2004			2003
Year-to-Date Comparison	Futures	Options	Total	Futures	Options	Total
Gold	11,878	3,246	15,124	9,331	3,273	12,604
Silver	4,018	703	4,721	3,124	398	3,522
High grade copper	2,624	163	2,787	2,440	25	2,465
Aluminum	71	—	71	129	3	132

Total	18,591	4,112	22,703	15,024	3,699	18,723

COMEX Division Contracts Open Interest (in thousands)
	At September 30,
	2004			2003
	Futures	Options	Total	Futures	Options	Total
Gold	290	630	920	278	706	984
Silver	93	91	184	106	83	189
High grade copper	97	18	115	91	3	94
Aluminum	10	—	10	8	—	8

Total	490	739	1,229	483	792	1,275

Gold

For the three months ended September 30, 2004, futures contract volume was 3.4 million contracts, an increase of 0.2 million contracts or 6.3% from 3.2 million contracts for the same period last year. Options contract volume was 1.3 million contracts, a decrease of 0.3 million contracts or 18.8% from 1.6 million contracts for the same period last year. Total futures and options contract volume was 4.7 million contracts, a decrease of 0.1 million contracts or 2.1% from 4.8 million contracts for the same period last year.

For the nine months ended September 30, 2004, futures contract volume was 11.9 million contracts, an increase of 2.6 million contracts or 28.0% from 9.3 million contracts for the same period last year. Options contract volume was 3.2 million contracts, essentially flat compared to the same period last year. Total futures and options contract volume was 15.1 million contracts, an increase of 2.5 million contracts or 19.8% from 12.6 million contracts for the same period last year.

The Company believes that increases in futures contract volume for the three and nine months ended September 30, 2004 were due, in part, to significant uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices, a weakened U.S. currency and economic growth, which led to increased hedging and speculative demand for gold futures. The Company believes that the decrease in options contract volume for the three months ended September 30, 2004 was due, in part, to a period of reduced market volatility.

Silver

For the three months ended September 30, 2004, futures contract volume was 1.1 million contracts, a decrease of 0.1 million contracts or 8.3% from 1.2 million contracts for the same period last year. Options contract volume was 0.2 million contracts for both the current and prior year period. Total futures and options contract volume was 1.3 million contracts, a decrease of 0.1 million contracts or 7.1% from 1.4 million contracts for the same period last year.

For the nine months ended September 30, 2004, futures contract volume was 4.0 million contracts, an increase of 0.9 million contracts or 29.0% from 3.1 million contracts for the same period last year. Options contract volume was 0.7 million contracts, an increase of 0.3 million contracts or 75.0% from 0.4 million contracts for the same period last year. Total futures and options contract volume was 4.7 million contracts, an increase of 1.2 million contracts or 34.3% from 3.5 million contracts for the same period last year.

The Company believes that the decrease in futures contract volume for the three months ended September 30, 2004 was due, in part, to a significant decline in film sales. Silver, a key ingredient in the photographic developing process, is not needed in digital cameras, whose sales have been outpacing those of traditional film cameras.

The Company believes that increases in futures and options contract volume for the nine months ended September 30, 2004 were due, in part, to significant uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices, a weakened U.S. currency and economic growth, which led to increased hedging and speculative demand for silver futures and options.

High Grade Copper

For the three months ended September 30, 2004, futures contract volume was 0.8 million contracts, essentially flat with the same period last year. Options contract volume increased to 34,000 contracts from 9,000 contracts for the same period last year. Total futures and options contract volume was 0.8 million for both the current and prior year period.

For the nine months ended September 30, 2004, futures contract volume was 2.6 million contracts, an increase of 0.2 million contracts or 8.3% from 2.4 million contracts for the same period last year. Options contract volume increased to 163,000 contracts from 25,000 contracts for the same period last year. Total futures and options contract volume was 2.8 million contracts, an increase of 0.3 million or 12.0% from 2.5 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the nine months ended September 30, 2004 were due, in part, to a projected copper deficit in 2004 as a result of declining global warehouse stocks. World usage of copper has exceeded production due to strong housing starts in the U.S. coupled with increased international demand, which contributed to increased market volatility, resulting in increases in copper futures and options trading levels.

NYMEX ClearPort SM Clearing

For the three months ended September 30, 2004, futures and options contract clearing volume was 4.0 million contracts, an increase of 2.4 million contracts or 150.0% from 1.6 million contracts from the same period last year.

For the nine months ended September 30, 2004, futures and options contract clearing volume was 8.8 million contracts, an increase of 4.3 million contracts or 95.6% from 4.5 million contracts from the same period last year.

While the Company’s open outcry and electronic trading venues experienced declines in natural gas futures and options trading volumes for the nine months ended September 30, 2004, there was significant growth in natural gas clearing volume through NYMEX ClearPortSM Clearing. The growth in NYMEX ClearPortSM Clearing was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, significant growth in existing natural gas products during the current period and the launch of new products for petroleum, electricity and coal on NYMEX ClearPortSM Clearing contributed to this increase.

NYMEX ClearPortSM Clearing Contracts

(in thousands)

	For the Three Months Ended September 30,
Quarterly Comparison	2004	2003
Natural gas	3,719	1,506
Electricity	146	66
Petroleum products	114	34
Coal	2	1

Total	3,981	1,607

NYMEX ClearPortSM Clearing Contracts

(in thousands)

	For the Nine Months Ended September 30,
Year-to-Date Comparison	2004	2003
Natural gas	8,055	4,302
Electricity	385	147
Petroleum products	372	38
Coal	6	2

Total	8,818	4,489

NYMEX ClearPortSM Clearing Open Interest

(in thousands)

	At September 30,
	2004	2003
Natural gas	2,183	893
Electricity	72	31
Petroleum products	109	13
Coal	1	1

Total	2,365	938

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

Internally Developed Software

Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The Company has capitalized certain costs to develop internal-use software, consisting primarily of software tools and systems. Since most of its capital expenditures are not exclusively used on developing internally used software, the Company allocates these costs on a project-by-project basis. The Company capitalizes these costs related to software developed for internal use based on the results of this allocation. During the nine months ended September 30, 2004, the Company had no capitalized internal-use software costs, compared to $1.7 million capitalized in the comparable prior year period. These amounts are included in property and equipment, net, in the Company’s unaudited consolidated balance sheets. The Company amortizes these capitalized costs to expense over an estimate of the useful life of the internal-use software, which is generally three to five years.

Revenue Recognition

Clearing and Transaction Fee Revenues

The largest source of the Company’s operating revenues is clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Exchange. During 2003, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing reductions of their clearing and transaction fees. The amount of payments under this program was based on each member’s individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company’s board of directors. Clearing and transaction fees were recorded net of these payments, which totaled $3.8 million and $11.9 million for the three and nine months ended September 30, 2003. This program was eliminated effective December 31, 2003 and, as a result, there were no fee reduction credits during the three and nine months ended September 30, 2004.

Clearing and transaction fees receivable are monies due to the Company from clearing member firms. Exposure to losses on receivables is principally dependent on the financial condition of each clearing member firm. Clearing members’ seats collateralize fees owed to the Company. At September 30, 2004, no clearing and transaction fees receivable balance was greater than the related clearing member’s aggregate seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company has the right to liquidate a member’s seat in order to satisfy its receivable.

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $255,000 at September 30, 2004. The Company believes the likelihood of incurring material losses due to non-collectibility of clearing and transaction fees is remote and that the allowance is adequate to cover anticipated member credits.

Market Data Revenue

The Company provides real time information to subscribers regarding prices of futures and options contracts traded on the Exchange. As is common practice in the industry, fees are remitted to the Company by market data customers on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the customers. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized when cash is received from the market data customers. An allowance for doubtful accounts was established to cover potential non-collectible customer receivables as well as future adjustments by the market data customers. At September 30, 2004, this allowance was $130,000, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At September 30, 2004, the combined amounts due from customers with the ten highest receivable balances represented 79% of the total accounts receivable balance. Effective January 1, 2005, the Company will implement a new price structure that it anticipates will generate an increase in market data revenue compared to the current structure.

Other Revenues

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members and non-members for the use of trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Included in other revenues in the prior year periods are fees charged to members and non-members for the use of telephone equipment and long distance telephone service, whereas in the current year, these fees were recorded as a reduction of telecommunication expenses. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of floor and compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $665,000 at September 30, 2004, and believes the amount is sufficient to cover potential bad debts and subsequent credits.

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

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Overview

Net income for the three months ended September 30, 2004 was $5.6 million, an increase of $4.1 million from $1.5 million for the same period last year. This increase was the result of revenues increasing by $16.2 million, which was partially offset by operating expenses increasing by $9.8 million. The increase in revenues was due to an increase in gross clearing and transaction fees from higher trading and clearing volumes, as well as the elimination of the Company’s proprietary fee reduction program that was in effect during 2003. The increase in operating expenses was due primarily to increases in professional fees, depreciation and asset impairment and disposal charges.

Net income for the nine months ended September 30, 2004 was $17.1 million, an increase of $9.6 million from $7.5 million for the same period last year. This increase was the result of revenues increasing by $35.1 million, which was partially offset by operating expenses increasing by $17.0 million. The increase in revenues was due to an increase in gross clearing and transaction fees from higher trading and clearing volumes, as well as the elimination of the Company’s proprietary fee reduction program that was in effect during 2003. The increase in operating expenses was due primarily to increases in salaries and employee benefits, professional fees, general and administrative expenses, depreciation and asset impairment and disposal charges.

The following table summarizes the components of net income for the three and nine months ended September 30, 2004 and 2003 (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	$61,953	$45,845	$171,649	$136,503
Operating expenses	51,972	42,167	137,780	120,828

Operating income	9,981	3,678	33,869	15,675
Investment income, net	1,809	643	2,225	3,393
Interest expense	1,770	1,823	5,310	5,468

Income before provision for income taxes	10,020	2,498	30,784	13,600
Provision for income taxes	4,437	960	13,637	6,130

Net income	$5,583	$1,538	$17,147	$7,470

Basic and diluted earnings per share	$6,842	$1,885	$21,013	$9,154

Revenue

Clearing and Transaction Fees, Net

For the three months ended September 30, 2004, clearing and transaction fees were $50.2 million, an increase of $16.9 million or 50.8% from $33.3 million for the same period last year. For the nine months ended September 30, 2004, clearing and transaction fees were $138.8 million, an increase of $36.7 million or 35.9% from $102.1 million for the same period last year. The increases for both the three- and nine-month periods were due to higher NYMEX Division floor trading volumes, NYMEX ClearPortSM Clearing volumes, NYMEX ACCESS® volumes for both the NYMEX Division and COMEX Division and the aggregate average revenue per contract. COMEX Division floor trading volumes increased for the nine-month period. In addition, the elimination of the proprietary fee reduction program, which was in effect during 2003, also contributed to the increase in revenue.

For the three and nine months ended September 30, 2004, gross revenue per contract was $1.15 and $1.12, respectively, increases of $0.09 and $0.06 per contract, respectively, compared to the comparable prior year periods. Gross revenue per contract increased due to the customer trading mix and an increase in the trading of certain products on NYMEX ClearPortSM Clearing. For the three and nine months ended September 30, 2004, net revenue per contract increased an additional $0.11 due to the elimination of the proprietary fee reduction program that was in effect during 2003. The following table provides details related to clearing and transaction revenue per contract (in thousands, except for revenue per contract):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Clearing and Transaction Fee Revenue
Gross fees	$50,151	$37,138	$138,766	$114,039
Proprietary fee reduction program	—	(3,801)	—	(11,946)

Clearing and transaction fees, net	$50,151	$33,337	$138,766	$102,093

Average Clearing and Transaction Fee Revenue per Contract
Gross revenue per contract	$1.15	$1.06	$1.12	$1.06
Impact of fee reduction program	—	(0.11)	—	(0.11)

Revenue per contract, net	$1.15	$0.95	$1.12	$0.95

Market Data Fees

For the three months ended September 30, 2004, market data fee revenues were $8.2 million, an increase of $0.6 million or 7.9% from $7.6 million for the same period last year. This increase was due primarily to the implementation of separate vendor administrative fees for the NYMEX Division and COMEX Division in May of 2004. Prior to this, vendors were being charged only one administrative fee for access to market data of both divisions.

For the nine months ended September 30, 2004, market data fee revenues were $23.9 million, essentially flat with the same period last year. The increase in revenue from additional NYMEX Division and COMEX Division units during the current year was offset by audit recovery revenue included in the prior year period.

Other Revenues

For the three months ended September 30, 2004, other revenues were $3.6 million, a decrease of $1.3 million or 26.5% from $4.9 million for the same period last year. For the nine months ended September 30, 2004, other revenues were $9.0 million, a decrease of $1.5 million or 14.3% from $10.5 million for the same period last year. The decreases for both the three- and nine-month periods were due primarily to lower revenue from compliance fines, as the third quarter of 2003 included a large compliance fine levied on one of the Company’s clearing members offset, in part, by additional rental income recorded from the Board of Trade of the City of New York, Inc.

Operating Expenses

Salaries and Employee Benefits

For the three months ended September 30, 2004, salaries and employee benefit expenses were $13.9 million, a decrease of $0.5 million or 3.5% from $14.4 million for the same period last year. This decrease was due primarily to lower employee costs attributable to a decline in the average number of employees as compared to the same period last year.

For the nine months ended September 30, 2004, salaries and employee benefit expenses were $42.9 million, an increase of $2.0 million or 4.9% from $40.9 million for the same period last year. This increase was due primarily to an increase in severance costs the Company incurred in the second quarter of 2004 with respect to one of its senior executives, as well as lower levels of capitalized compensation related to software development activities. In addition, this increase was partially offset by lower employee costs attributable to a decline in the average number of employees as compared to the same period last year.

Occupancy and Equipment

For the three months ended September 30, 2004, occupancy and equipment expenses were $7.2 million, an increase of $0.1 million or 1.4% from $7.1 million for the same period last year. For the nine months ended September 30, 2004, occupancy and equipment expenses were $19.5 million, a decrease of $1.5 million or 7.1% from $21.0 million for the same period last year. The decrease for the nine-month period was due primarily to the additional rent and associated expenses the Company incurred in the prior year period to maintain a temporary disaster recovery site.

Depreciation and Amortization

For the three months ended September 30, 2004, depreciation and amortization expenses were $6.9 million, an increase of $2.0 million or 40.8% from $4.9 million for the same period last year. For the nine months ended September 30, 2004, depreciation and amortization expenses were $17.4 million, an increase of $3.0 million or 20.8% from $14.4 million for the same period last year. The increases for both the three- and nine-month periods were due to additional depreciation related to the change in the useful life of certain fixed assets. The Company continued development of a new technology strategy, which has been designed to standardize the Company’s technology infrastructure. Implementation of this strategy is expected to reduce technology operating costs while enhancing processing speed and capacity. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure. The change in useful lives will result in higher annual depreciation costs in 2004 compared to 2003. In addition, during the three-month period ended September 30, 2004, the Company identified, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of fixed assets. The Company is currently in the process of remediating this weakness, and as a result, certain fixed assets were adjusted to properly reflect their estimated remaining useful life. Depreciation expense attributable to the change in estimated remaining useful life of these assets was $1.0 million for the three- and nine-month periods ended September 30, 2004.

General and Administrative

For the three months ended September 30, 2004, general and administrative expenses were $8.4 million, an increase of $1.2 million or 16.7% from $7.2 million for the same period last year. For the nine months ended September 30, 2004, general and administrative expenses were $21.5 million, an increase of $4.4 million or 25.7% from $17.1 million for the same period last year. The increases for both the three- and nine-month periods were attributable to the Company’s implementation of, in the second quarter of 2003, certain programs designed to provide incentives to third parties to establish business with the Company. This increase was partially offset by a decrease in litigation settlements in the current year periods. In addition, insurance expenses during the current nine-month period increased due to premiums on a default insurance policy obtained in the second quarter of 2003 to provide protection to the Company’s clearinghouse in the event of a clearing member default that exceeds the Guaranty Fund.

Professional Services

For the three months ended September 30, 2004, professional services expenses were $6.5 million, an increase of $2.0 million or 44.4% from $4.5 million for the same period last year. For the nine months ended September 30, 2004, professional service expenses were $19.0 million, an increase of $5.0 million or 35.7% from $14.0 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to higher consulting fees related to compliance with the Sarbanes-Oxley Act of 2002, as well as financial and technical consulting to support technology and strategic business initiatives. In addition, legal fees during the current nine-month period increased due to on-going involvement in certain litigation.

Telecommunications

For the three months ended September 30, 2004, telecommunications expenses were $1.2 million, a decrease of $0.5 million or 29.4% from $1.7 million for the same period last year. For the nine months ended September 30, 2004, telecommunications expenses were $4.2 million, a decrease of $0.2 million or 4.5% from $4.4 million for the same period last year. The decreases for both the three- and nine-month periods were due to lower data communication expenses. Also, during the current three-month period, a direct billing system was implemented for long distance telecommunication services provided to members, whereby the members are now billed directly by the telecommunications vendors. This resulted in a decrease in telephone expenses during the current three-month period.

Marketing

For the three months ended September 30, 2004, marketing expenses were $0.4 million, a decrease of $0.1 million or 20.0% from $0.5 million for the same period last year. This decrease was due primarily to fewer general marketing expenses incurred during the current three-month period.

For the nine months ended September 30, 2004, marketing expenses were $1.7 million, a decrease of $0.2 million or 10.5% from $1.9 million for the same period last year. This decrease was due primarily to fewer advertising campaigns offset, in part, by additional corporate logo sponsorships during the current nine-month period.

Other Expenses

For the three months ended September 30, 2004, other expenses were $2.5 million, an increase of $0.7 million or 38.9% from $1.8 million for the same period last year. For the nine months ended September 30, 2004, other expenses were $6.3 million, an increase of $0.1 million or 1.6% from $6.2 million for the same period last year. The increase for the three-month period was due primarily to higher earnings from the COMEX Members’ Recognition and Retention Program (“MRRP”). The earnings or losses for the COMEX MRRP are included in investment income, with an equal and offsetting charge recorded in other expenses on the consolidated statements of income.

Asset Impairment and Disposition Losses

The loss on impairment and disposition of property and equipment for the three- and nine-month periods ended September 30, 2004 was $4.8 million and $5.4 million, respectively. The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete. In addition, during the three-month period ended September 30, 2004, the Company identified a material weakness in its internal controls relating to the acquisition, tracking and disposition of fixed assets. The Company is currently in the process of remediating this weakness and, as a result, recorded a charge of $3.4 million in the three-month period ended September 30, 2004 consisting of $1.6 million for certain fixed assets that had been disposed of during periods prior to this three-month period and $1.8 million related to a reduction of fixed asset net book values resulting from a physical inventory of certain fixed asset categories. Charges related to assets disposed of in the normal course of business during the three-month period ended September 30, 2004 were $1.4 million.

Investment Income

For the three months ended September 30, 2004, investment income was $1.8 million, an increase of $1.2 million or 200.0% from $0.6 million for the same period last year. This increase was due primarily to higher unrealized gains on fixed income securities in the current three-month period compared to the same period last year which reported unrealized losses.

For the nine months ended September 30, 2004, investment income was $2.2 million, a decrease of $1.2 million or 35.3% from $3.4 million for the same period last year. This decrease was due primarily to higher unrealized losses on fixed income securities during the first six months of the current year compared to the same period last year which reported unrealized gains during the first six months.

Provision for Income Taxes

The Company’s effective tax rate was 44.3% for the nine months ended September 30, 2004, compared to 45.1% for the same period last year. The difference between the effective tax rates was due primarily to the establishment, during the prior year periods, of valuation allowances related to the potential expiration of charitable contribution carry-forwards and disallowed research and development credits.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At September 30, 2004, the Company had $151.1 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at September 30, 2004 was $130.2 million.

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

The following table is a summary of significant cash flow categories for the nine months ended September 30, 2004 and 2003 (in thousands):

	For the Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$48,131	$28,366
(Increase) decrease in marketable securities	(64,233)	712
(Increase) decrease in securities purchased under agreements to resell	23,550	(6,240)
Capital expenditures	(4,762)	(9,608)
Other net cash flows	1,019	(3,694)

Change in cash and investments before dividends	3,705	9,536
Dividends paid to stockholders	(5,000)	(7,500)

Net change in cash and cash equivalents	$(1,295)	$2,036

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows from operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities was $48.1 million for the nine months ended September 30, 2004 compared to $28.4 million for the same period last year. Cash flows from operating activities resulted primarily from net income during both periods, which represents the Company’s principal source of cash and led the period-over-period increase. In addition, operating cash flows were positively impacted by increases in accrued salaries and related liabilities and other current liabilities, offset by an increase in accounts receivable related to an increase in revenues period-over-period, and income tax payments of $14.7 million during the current year period compared to $4.8 million in the prior year period. The Company did not pay income taxes in the first quarter of 2003 due to the utilization of net operating losses offsetting taxable income.

Net cash used in investing activities was $44.4 million for the nine months ended September 30, 2004, an increase of $25.6 million compared to $18.8 million for the same period last year. This increase was due primarily to the investment of higher operating cash flows into marketable securities.

Capital expenditures for the nine months ended September 30, 2004 and 2003 were $4.8 million and $9.6 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2004 and 2003 was $5.0 million and $7.5 million, respectively. These amounts represent payments of cash dividends to the Company’s common stockholders of $6,127 per common share and $9,191 per common share, respectively. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the United States government and its agencies. The Company also invests in equity securities. During the third quarter of 2004, the Company increased the amount of cash invested in overnight repurchase agreements and marketable securities. The Company believes this change will increase its overall investment yield while maintaining a reasonable amount of cash on hand to meet daily working capital needs. At September 30, 2004 and December 31, 2003, cash and investments were as follows (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$468	$1,763
Securities purchased under agreements to resell	21,500	45,050
Marketable securities	129,118	64,885

	$151,086	$111,698

Included in marketable securities at September 30, 2004 are investments totaling $12.0 million relating to the COMEX MRRP. This plan provides benefits to certain COMEX Division members based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. The Company is required to fund the plan with a minimum annual contribution of $400,000 until the plan is fully funded. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded by 2018.

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division membership seats. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in the NYMEX Division to reimburse its loss of collateral. At September 30, 2004, there were total seat loan balances of $7.9 million and $9.3 million in securities that were pledged against the seat loan balances.

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

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPortSM Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. During the second quarter of 2003, the Company obtained a $100 million default insurance policy. This insurance policy provides coverage that protects the Company and clearing members in the event that a default in excess of $130 million occurs which depletes the available Guaranty Funds and defaulting member margin deposits. Additionally, the Company is evaluating the viability of a line of credit that would provide temporary liquidity, prior to accessing Guaranty Funds, in the event of a clearing member default, and would be collateralized by margin deposits and Guaranty Funds.

The Company is entitled to earn interest on cash and investment balances recorded as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheet, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 8, Margin Deposits and Guaranty Funds, sets forth Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2004 and December 31, 2003.

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts.

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of September 30, 2004, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table (in thousands):

	Payments Due by Period
	Less than 1 Year	1 -3 Years	4 -5 Years	After 5 Years	Total
Contractual Obligations
Long-term debt principal	$2,817	$5,634	$5,634	$77,464	$91,549
Debt interest	6,942	13,252	12,409	50,568	83,171
Operating leases	4,572	8,121	7,116	10,043	29,852
Capital lease	468	487	—	—	955
Other long-term obligations	800	1,600	1,600	7,451	11,451

Total contractual obligations	$15,599	$29,094	$26,759	$145,526	$216,978

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

On August 6, 2003, the Company modified and implemented new rules addressing the posting of funds for lessee floor brokers and billing entities where the member ownership interest is solely comprised of lessees. The purpose of the modifications was to strengthen the overall financial integrity and accountability of the floor brokerage business community, by requiring lessee floor brokers and billing entities comprised entirely of lessees to post funds of $100,000 as prescribed by the Exchange. The deposited funds may be used to satisfy amounts assessed by Exchange arbitration panels or other duly authorized Exchange committees which remain unsatisfied. The Company maintains deposits for these lessees in cash and securities at financial institutions approved by the Company. These deposits, in the amount of $4.7 million, are not included on the Company’s consolidated balance sheet at September 30, 2004, and interest earned is paid monthly to each respective lessee.

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

On July 13, 2004, the Company and the Tokyo Commodity Exchange (“TOCOM”) announced that as of July 20, 2004, energy and metals futures contracts will become available for trading in Japan on NYMEX ACCESS®. In May 2004, the Company and TOCOM executed a cooperation agreement through which, among other things, TOCOM would assist the Company in the offering of the Company’s products in Japan.

On August 4, 2004, the board of directors of the Company determined not to currently pursue a transaction with Parthenon Capital, LLC (“Parthenon”), a private equity investment firm. In April 2004, the Company announced that it had received an indication of interest from Parthenon to acquire a potential controlling equity interest in the Company. Parthenon and the Company had engaged in due diligence and preliminary discussions as to the structure of a proposed deal.

On August 12, 2004, the Company and the Shanghai Futures Exchange announced that they have signed a memorandum of understanding to explore potential areas of cooperation that could mutually benefit the memberships of both exchanges. Such areas include cooperation in (i) sharing information regarding physical delivery futures contracts, clearing procedures, and risk management, (ii) developing future lines of business, and (iii) exploring the feasibility of each exchange licensing the other’s products.

Subsequent Events

On October 5, 2004, the Company introduced the New York Mercantile Exchange Electronic Order Network (“NEON”) in its gold and silver futures rings, with Prudential Financial Derivatives, LLC, serving as the first futures commission merchant to offer the service. NEON is a technology that was internally developed by the Exchange to provide a gateway for firms and traders to route orders to the Exchange’s energy and metals markets. The network conforms with industry standard financial information exchange message formats and provides firms with a web–based display for order data including status and fill details.

On October 6, 2004, the board of directors of the Company voted to move daytime trading of its financially-settled PJM monthly electricity futures contract from the trading floor to its internet-based NYMEX ClearPortsm Trading system, effective November 1, 2004.

On November 1, 2004, the Company launched open outcry trading of Brent Crude Oil futures in its newly established Dublin, Ireland branch (“NYMEX-Europe”). Open outcry is the primary means of trading at NYMEX-Europe, with trading also being made available on an after-hours basis via the Company’s electronic trading systems. The Company has sub-leased space from FINEX, the Board of Trade of the City of New York, Inc.’s Dublin operation. The board of directors of the Company approved the launch of a trading floor in Dublin on October 18, 2004.

On November 12, 2004, the Company and the Taiwan Futures Exchange announced that they have signed a memorandum of understanding to develop areas of cooperation and business opportunities with the goal of enhancing the liquidity, efficiency, and integrity of the markets of both exchanges.

On December 15, 2004, the board of directors of the Company voted to declare and distribute a dividend of $3.5 million to stockholders of record as of December 31, 2004. The dividend is the fifth issued by the Company since its demutualization in November 2000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s municipal bond portfolio and long-term debt including expected principal and interest cash flows for the years 2004 through 2009 and thereafter (in thousands):

Principal Amounts by Expected Maturity

At September 30, 2004

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Municipal Bonds
2004	$—	$—	$—	N/A
2005	54	2	56	3.47%
2006	1,134	57	1,191	4.95%
2007	3,489	183	3,672	4.86%
2008	10,062	395	10,457	3.88%
2009 and thereafter	38,046	1,678	39,724	4.19%

Total	$52,785	$2,315	$55,100

Fair Value	$52,986

Liabilities
Corporate Debt
2004	$2,817	$3,524	$6,341	7.70%
2005	2,817	6,837	9,654	7.71%
2006	2,817	6,626	9,443	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,204	9,021	7.73%
2009 and thereafter	77,464	53,564	131,028	7.74%

Total	$91,549	$83,171	$174,720

Fair Value	$116,012

Interest Rate Risk

Current Assets

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the United States government and its agencies. The Company also invests in equity securities. The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three and nine months ended September 30, 2004 was $1.8 million and $2.2 million, respectively, compared to income of $0.6 million and $3.4 million for the same periods last year. The fair value of the Company’s marketable securities, including equity securities, was $129.1 million at September 30, 2004. Based on portfolio compositions at September 30, 2004, assuming a 10% change in market values, the Company would have recognized losses of $12.9 million.

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

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were, except for those relating to the material weakness described in Item 4(b) below, effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls. There were no changes, other than as discussed below, in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company has identified a material weakness in its internal controls relating to the acquisition, tracking and disposition of fixed assets. The identification of this material weakness caused the Company to delay the filing of this Quarterly Report on Form 10-Q until the completion of a review of its fixed asset inventory balances. The Company has completed its review and has identified charges of $4.4 million, of which $2.0 million relates to 2004 and $2.4 million relates to prior year periods. These charges represent (i) write-off of certain fixed assets that had been disposed of during fiscal years 2004 and prior, (ii) adjustments relating to the depreciation of certain other fixed assets and (iii) an adjustment of the net book values of the Company’s fixed assets resulting from a physical inventory of certain asset categories. The impact of these adjustments on the Company’s prior period financial statements has been determined by management and the Audit Committee of the Company to not be material to the users of such financial statements based on relevant quantitative and qualitative factors. In addition, management and the Audit Committee have determined that the impact of recording the $2.4 million adjustment in the current quarter will not be material to the full year financial statements of the Company. Accordingly, these charges were recognized as current period adjustments in the three-month period ended September 30, 2004, with $1.0 million recorded in depreciation and amortization and $3.4 million recorded in asset impairment and disposition losses in the unaudited consolidated statements of income.

The Company is in the process of remediating this weakness in internal controls. Specifically, the Company is in the process of instituting new automated processes to replace certain manual processes, new asset-tagging procedures, and new controls over the disposition of assets. In addition, the Company has instituted a monthly review process that verifies the valuation, categorization and the estimated useful life of all fixed asset additions.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of September 30, 2004. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses and is vigorously defending each matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of these matters could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On August 11, 2003, the Court issued an opinion dismissing certain counterclaims and one affirmative defense, with leave to replead. On or about August 28, 2003, NYMEX Exchange was served with ICE’s First Amended Counterclaims in which ICE made four counterclaims against NYMEX Exchange principally alleging violations of U.S. antitrust laws, including claims regarding monopoly leveraging.

By Order and Opinion dated June 30, 2004, the Court granted NYMEX Exchange’s motion and dismissed all of the antitrust counterclaims asserted against NYMEX Exchange. This case is ongoing.

The Company is defending counterclaims filed against it by the defendant in the following legal action:

New York Mercantile Exchange, Inc. v. Kai Neumann and Codeland, Inc. On May 18, 2004, NYMEX Exchange commenced an action in New York State Supreme Court. This action arises from defendants’ alleged unauthorized use of computer software and other subject matter proprietary to NYMEX Exchange, and asserts causes of action for, among other things, trade secret misappropriation, fraudulent misrepresentation, and breach of fiduciary duties. On June 25, 2004, defendants Neumann and Codeland answered the complaint and interposed several counterclaims against NYMEX Exchange that include causes of action for breach of contract and theft of trade secrets. These counterclaims seek, among other things, $13,000,000 in compensatory damages, $10,000,000 in punitive damages, as well as injunctive relief and additional damages for back pay, front pay, lost fringe benefits, and reinstatement of Neumann’s employment. NYMEX Exchange’s time to reply, move or otherwise respond to these counterclaims was extended to October 12, 2004. On that date NYMEX Exchange moved to dismiss certain counterclaims. On December 20, 2004, NYMEX Exchange settled this action. The settlement was recorded in the current period ended September 30, 2004 and did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.1	Employment Agreement by and between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and James E. Newsome, dated as of August 2, 2004.

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMEX HOLDINGS, INC.

Dated: December 28, 2004	By:	/s/ Mitchell Steinhause
	Name:	Mitchell Steinhause
	Title:	Chairman
(Principal Executive Officer)

Dated: December 28, 2004	By:	/s/ Lewis A. Raibley, III
	Name:	Lewis A. Raibley, III
	Title:	Chief Financial Officer
(Principal Financial Officer)