Form 10-K
period 2004-12-31
NYMEX HOLDINGS INC
filed 2005-03-03
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

NYMEX Holdings, Inc.

Delaware	333-30332	13-4098266
(State of Incorporation)	(Commission File Number)	(I.R.S. ID.)

One North End Avenue

World Financial Center

New York, New York 10282-1101

(212) 299-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of February 25, 2005 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of February 25, 2005 was $1,499,400,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of February 25, 2005.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for NYMEX Holdings’ March 15, 2005 Annual Meeting of Stockholders	III

PART I

ITEM 1.	BUSINESS

Forward-Looking Information — Safe Harbor Statement

Certain information in this report (other than historical data and information) constitutes forward-looking statements regarding events and trends that may affect the Company’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These statements are based on current expectations. Assumptions are inherently uncertain and are subject to risks that should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of our intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company assumes no obligation to update publicly any forward-looking statements.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers. A copy of the Company’s code of ethics is incorporated herein by reference and is also available on the Company’s website at www.nymex.com. The Company intends to post on its website material changes to, or waivers from, its code of ethics, if any, within two days of any such event. As of March 3, 2005, there were no such changes or waivers.

Overview

Throughout this document NYMEX Holdings, Inc. will be referred to as “NYMEX Holdings” and, together with its subsidiaries, as the “Company.” The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be discussed as the “Exchange.”

Since its founding 133 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon our 2004 volume of approximately 169 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes.

The Exchange exists principally to provide facilities to buy, sell and clear commodities for future delivery under rules intended to protect the interests of all market participants. The Exchange itself does not own any commodities, trade futures and options contracts for its own account or otherwise engage in market activities. The Exchange provides the physical facilities necessary to conduct an open outcry auction market and electronic trading systems and systems for the matching and clearing of all trades executed on the Exchange. Futures and options markets, such as the Exchange, facilitate price discovery and provide financial risk management instruments to a broad array of market participants including commercial entities that produce, consume, trade or have other interests in, underlying commodities. The Exchange believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Exchange’s clearinghouse mitigates counterparty performance risk.

History

NYMEX Exchange’s predecessor, the New York Mercantile Exchange, was established in 1872 as the Butter and Cheese Exchange of New York to provide an organized forum for the trading of dairy products. Within a few years, the egg trade became an important part of the business and the name of the Exchange was changed to the Butter, Cheese and Egg Exchange of the City of New York. In order to attract traders of groceries, dried fruits, canned goods and poultry, the name was changed to New York Mercantile Exchange in 1882.

Energy futures trading was first established with the introduction of the heating oil contract in 1978, the world’s first successful energy futures contract. Between 1981 and 1996, contracts followed for gasoline, crude oil, natural gas, propane, and electricity. The platinum futures contract is the world’s longest continuously traded precious metals futures contract and was the first industrial commodity traded on the NYMEX Division. It is considered one of the world’s most valuable industrial metals. Palladium futures, the only domestically exchange-traded instrument for that metal, were launched in 1968.

COMEX was founded in 1933 from the combination of four futures markets: the National Metal Exchange; the Rubber Exchange of New York; the National Raw Silk Exchange; and the New York Hide Exchange. It initially traded six commodities: copper; hides; rubber; silk; silver; and tin. In August 1994, with the acquisition of COMEX, NYMEX Exchange enhanced its status as the world’s largest physical commodity futures exchange.

On November 17, 2000, as a result of a merger and demutualization, the New York Mercantile Exchange converted from a New York not-for-profit membership association into a Delaware for-profit nonstock corporation and became a subsidiary of NYMEX Holdings, a Delaware for-profit stock corporation. As a result of the transaction, each NYMEX Division membership was converted into one Class A membership in NYMEX Exchange and one share of common stock of NYMEX Holdings. NYMEX Holdings holds the sole outstanding Class B membership in NYMEX Exchange.

The Company’s principal offices are located at One North End Avenue, World Financial Center, New York, NY 10282. Its telephone number is (212) 299-2000.

Strategy

As an overview, a commodities market becomes increasingly more attractive to its participants to the extent that it effectively increases liquidity. Market participants generally view trading volume and open interest as the primary factors in determining liquidity. Accordingly, the Company believes that its continued and future success will be dependent, in large part, upon its capacity to accommodate the trading volume and open interest demanded by market participants. Towards that end, the Company continuously endeavors to strengthen and to expand upon its existing assets and services, including the Company’s product lines and clearinghouse operations, and to provide a technological infrastructure that offers both efficiency to market participants and accommodates future growth of the Company. The Company believes that by seeking to attain these goals, it will be able to offer continued liquidity to market participants by providing the necessary and adequate trading volume and open interest capacity. During the past year, the Company has continued these efforts and has undertaken several initiatives that it believes make significant strides towards achieving these goals. In addition, the Company has taken a number of steps to increase its global presence by the establishment of businesses and alliances which will enable it to compete on an international level.

Product Line: The Company has had continued success in maintaining its position as a premier marketplace for the trading of energy and metals futures and options contracts. The underlying marketplace, however, particularly in the energy industry, has undergone fundamental changes after the collapse of Enron and the continuing financial weakness in the merchant energy sector. In response to these fundamental shifts, the Company has focused on developing new vehicles that provide an array of relevant products and risk management tools to the energy industry.

During 2002, the Company launched an initiative that was originally called the over-the-counter (“OTC”) clearing initiative, which is now entitled NYMEX ClearPortSM Clearing. This initiative, among other things, was intended to alleviate some of the credit issues in the marketplace by use of the Company’s clearinghouse and to offer market participants the advantages of reduced costs by offsetting positions. Specifically, NYMEX ClearPortSM Clearing is the mechanism by which individually negotiated off-Exchange trades are submitted to the Exchange for clearing for specified products. This includes clearing for the products that are part of the clearing of off-Exchange trades initiative, launched in May 2002, as well as the interface used to submit Exchange of Futures for Physical (“EFP”) and Exchange of Futures for Swaps (“EFS”) transactions for energy futures traded via the Company’s electronic trading platforms, NYMEX ClearPortSM Trading and NYMEX ACCESS®, for certain products. NYMEX ClearPortSM Clearing achieved a record clearing volume level during 2004 of approximately 14.3 million contracts and has rapidly grown from 6 million contracts cleared in 2003, and from 0.5 million contracts cleared in 2002.

In the past year, the Company has continued to both diversify the types of products it clears and expand the number of products it offers. The Company diversified its product line and the use of its clearinghouse by offering clearing of other non-futures products. In June 2004, the Company and ICAP launched an electronic market in options on natural gas inventory statistics. These over-the-counter options are offered through an auction process and are cleared by the Company’s clearinghouse. In October 2004, options of crude oil inventory statistics were launched. The Company believes that there will be other opportunities in the future to expand the use of its clearinghouse to clear other derivative instruments which may or may not be traded on the Exchange and which will provide additional risk management tools to the energy and metals industries. In addition, during 2004, the Company listed 39 additional NYMEX ClearPortSM products.

Moreover, the Company has taken significant steps to increase its international product base. In November 2004, the Company launched open outcry trading of the Brent Crude Oil futures contract at a newly established branch in Dublin, Ireland (“NYMEX-Europe”). In addition, the Company launched thirteen new European-based futures products on NYMEX ClearPortSM which are based upon commonly traded OTC instruments in the European markets. In 2005, the Company announced plans to move its NYMEX-Europe operations to London; the Company believes that the establishment of a permanent presence in the U.K. may provide additional opportunities to diversify both its products and its customer base.

Product Reputation and Integrity: As noted above, the Company believes that one of the keys to its future success relates to its financial strength and the strength and reputation of its clearinghouse. During 2003, the Company took certain steps to strengthen its clearing mechanism. In May 2003, the Company eliminated separate guaranty funds for the NYMEX Division and COMEX Division and created a single guaranty fund along with rules that increase the responsibility of clearing members for a default on either division. As an additional safeguard, the Company procured default insurance to cover financial loss beyond its available guaranty fund resources. Additionally, the Company intends to enter into a revolving credit agreement during the first quarter of 2005. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the guaranty fund. Proceeds from the sale of guaranty fund securities would be used to repay borrowings under the line of credit. Finally, during 2004, the Company established additional protection for retail customers to limit a customer’s exposure to a clearing member default resulting from the default of another customer.

The Company has received a credit rating from Standard & Poor’s Ratings Services which resulted in a long-term AA+/short-term A-1+ counterparty credit rating.

Product Distribution: As part of its ongoing strategy, the Company also undertook several measures that are intended to expand the customer base of the marketplace by broadening access to its markets. The Company believes that certain ways in which the product base can be enriched is to provide for a broader distribution network for products as well as providing products which attract an expanded class of investors other than those who have traditionally used the Company’s markets.

The Company has both enhanced and improved its technology to facilitate increased efficiency, expansion of customer base and enhancement of its competitive posture. Through electronic trading, the Company expanded customer access to its markets. The Company currently offers electronic trading in the U.S. and in several foreign countries. Through its NYMEX ACCESS® and NYMEX ClearPortSM Trading platforms, the Company provides market participants the ability to conduct after-hours electronic trading for floor based products and 23 hours-per-trading-day for additional products. During the year 2004, the number of users on the system increased to approximately 2,100. The Company’s initial electronic trading system, NYMEX ACCESS®, was originally active solely when NYMEX Exchange’s trading floor was closed; however, the Exchange expanded the use of that system to enable both daytime and nighttime trading of certain products. Additionally, with the introduction of the Company’s new electronic trading platform in 2003, NYMEX ClearPortSM Trading, additional energy products and electricity products have been listed and are being made available for trading on a 23 hours-per-trading-day basis on the new electronic trading system. It is anticipated that during the second and third quarters of 2005, the products traded on the NYMEX ACCESS® electronic trading system will be migrated to NYMEX ClearPortSM Trading, whereby NYMEX ACCESS® will cease to operate and NYMEX ClearPortSM Trading will become the Company’s principal electronic trading platform.

In addition, the Company will be able to broaden its distribution for its electronic trading systems through certain technological enhancements. In January 2005, the Company implemented an application programming interface (“API”) whereby customer and third-party proprietary software will be able to be connected to the Company’s electronic trading systems. This capability provides the potential to greatly expand the customer base.

The Company has also endeavored to implement its product distribution strategy by attempting to internationalize its customer base, in large part by undertaking a marketing effort to introduce risk management analysis and techniques to potential customers abroad. Toward achieving that end, the Company originally placed NYMEX ACCESS® terminals (now replaced by internet-based NYMEX ACCESS®) in various physical commodity trading centers, including the United Kingdom. The Company continues to implement this strategy by ensuring that its new initiatives, including NYMEX ClearPortSM Trading and NYMEX ClearPortSM Clearing, have similar international distribution and has received approval for those systems in additional jurisdictions including, among other locations, Switzerland, Japan, Singapore, Ireland and Hong Kong. The Company has developed alliances with other international exchanges, such as the Tokyo Commodity Exchange, whereby those exchanges facilitate the introduction of the Company’s products to their respective memberships and to customers in their home countries. With the implementation of the APIs, the Company believes that it will be able to further expand its international customer base.

Technology: The Company has both enhanced and improved its technology to facilitate increased efficiency and to enhance its competitive posture. In 2003, the Company developed and continued to refine trade-matching technology that it believes can provide the flexibility required to support these expanded business needs. In the first quarter of 2003, the Company launched a new electronic trading system, NYMEX ClearPortSM Trading. NYMEX ClearPortSM Trading provides a trade execution system for certain energy futures products which are based on commonly-traded over-the-counter instruments. The system offers competitive trading in a product slate of energy futures contracts which is currently separate from the product slate offered on NYMEX ACCESS®.

During 2004, the Company launched a new technology, New York Mercantile Exchange Electronic Order Network (“NEON”) that was internally developed by the Exchange to provide a gateway for firms and traders to route orders to the Exchange’s energy and metals markets. This new technology provides fast and efficient order routing to the trading floor. The network conforms with industry standard financial information exchange message formats and provides firms with a web–based display for order data including status and fill details.

The Company has also taken a number of steps with respect to its technological infrastructure to improve the operational efficiency of the Company and its customers. These steps have included measures intended to create a common hardware and operating environment for the Company’s systems. Thus, the Company intends to combine its expertise and leadership as an exchange with state-of-the-art technology in order to provide users with a comprehensive system in commodity risk management.

Principal Products

NYMEX Division

NYMEX Exchange is the leading commodity exchange for trading energy futures and options contracts, including contracts for crude oil, heating oil, unleaded gasoline, propane, electricity and natural gas and is a leading exchange for trading platinum group metals contracts, including platinum futures and options contracts and palladium futures contracts.

COMEX Division

The COMEX Division provides futures and options trading of precious metals including gold and silver, as well as base metals including copper and aluminum contracts. The Company’s gold and silver futures and options contracts are the world’s principal exchange-traded instruments for these commodities.

NYMEX ClearPortSM Clearing

NYMEX ClearPortSM Clearing, which launched in 2002, provides for the clearing, through the Company’s clearinghouse, of off-Exchange futures trades executed in the OTC market.

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

Open Outcry Trading

Open outcry trading takes place at the Company’s state-of-the-art facility located at One North End Avenue. Trading is conducted on trading floors, one for each division of the Exchange. In November 2004, the Exchange launched a trading floor located in Dublin, Ireland for the trading of Brent Crude Oil futures contracts. Open outcry trading represented approximately 86% of total futures and options contract volume executed and/or cleared on the Exchange in 2004.

Electronic Trading and Clearing

The Company provides innovative, state-of-the-art trading systems and facilities to enable it to serve efficiently its customers. In order to support its expanding international business and product base, the Company has made sizable investments to create and to maintain a global electronic trading platform.

Electronic Trading-NYMEX ACCESS®

The Exchange launched its NYMEX ACCESS® electronic trading system in June 1993. NYMEX ACCESS® offers trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, platinum, gold, silver, copper, aluminum, propane and palladium. The system was originally active solely when NYMEX Exchange’s trading floor was closed; however, the Exchange expanded the use of the system to enable both daytime and nighttime trading of certain products. As of December 31, 2004, approximately 2,100 users were enabled to trade over the system.

Trading on NYMEX ACCESS® achieved a record volume level during 2004 of approximately 8.2 million contracts, which accounted for 5% of the Exchange’s total trading and clearing volume. Volume on NYMEX ACCESS® has rapidly grown, increasing 41% in 2004, 20% in 2003, and 88% in 2002. It is anticipated that during the second and third quarters of 2005, the NYMEX ACCESS® electronic trading system will be migrated to NYMEX ClearPortSM Trading, whereby NYMEX ACCESS® will cease to operate and NYMEX ClearPortSM Trading will become the Company’s principal electronic trading system.

Electronic Trading and Trade Clearing — NYMEX ClearPortSM

In January 2003, the Company launched a new electronic trading system, NYMEX ClearPortSM Trading. NYMEX ClearPortSM Trading provides a trade execution system for certain energy futures products which are based on commonly-traded over-the-counter instruments. The system offers competitive trading in a product slate of energy futures contracts which is separate from the product slate offered on NYMEX ACCESS®.

In 2002, the Company developed a trade clearing service, NYMEX ClearPortSM Clearing, based upon submission to the Exchange’s website of transactions executed off-Exchange for clearing on the Exchange. Specifically, NYMEX ClearPortSM Clearing is the mechanism by which individually negotiated off-Exchange trades are submitted to the Exchange for clearing for specified products. This includes clearing for the products that are part of the clearing of off-Exchange trades initiative launched in May 2002 as well as the interface used to submit Exchange of Futures for Physical (“EFP”) and Exchange of Futures for Swaps (“EFS”) transactions for energy futures traded as part of NYMEX ClearPortSM Trading and a limited number of NYMEX ACCESS® products. NYMEX ClearPortSM Clearing achieved a record clearing volume level during 2004 of approximately 14.3 million contracts, increasing from 6.0 million contracts cleared in 2003, and from 0.5 million contracts cleared in 2002 when the service launched.

Alliances

Tokyo Commodity Exchange: In 2004, the Company and the Tokyo Commodity Exchange (“TOCOM”) executed a cooperation agreement through which, among other things, TOCOM assists the Company in the offering of the Company’s products in Japan. Energy and metals futures contracts are currently being traded in Japan via the Company’s electronic trading platform, NYMEX ACCESS®.

Dubai Development and Investment Authority: In 2004, the Company entered into a memorandum of understanding with the Dubai Development and Investment Authority to jointly explore the development of the Dubai Mercantile Exchange (the “DME”), the first commodity futures exchange in that region. The DME is expected to be structured as a traditional exchange with a trading floor and clearinghouse. The joint project will focus on the creation of new and differentiated products, primarily revolving around commodities such as crude oil, natural gas, electricity futures, and metals such as aluminum and gold.

Singapore Exchange Derivatives Trading Limited: In 1999, the Company entered into an agreement with the Singapore Exchange Derivatives Trading Limited for the placement of NYMEX ACCESS® terminals in Singapore, one of Asia’s primary oil trading centers. This linkage received regulatory approval in 2000. The Company was able to modify its regulatory approval in Singapore in 2004 to include the internet-based NYMEX ACCESS® and NYMEX ClearPortSM systems.

In addition, during 2004, the Company entered into various memoranda of understanding for the purposes of developing various areas of cooperation, including business opportunities, with, among others, the Shanghai Futures Exchange, the Taiwan Futures Exchange and the Central Japan Commodity Exchange.

Chicago Mercantile Exchange, Inc.: In 2002, the Company launched, in conjunction with the Chicago Mercantile Exchange, Inc. (“CME”) a trading program that offers smaller versions than the size of a normal NYMEX Division futures contract (referred to as an “e-miNYSM”). e-miNYSM contracts are currently being executed through GLOBEX®, the CME’s electronic trading platform and cleared through the Company’s clearinghouse. An e-miNYSM contract provides an additional risk management tool for energy market participants and is designed to attract additional public non-commercial customers to the Company’s marketplace. However, it is anticipated that, during the second quarter of 2005, this contract will cease. e-miNYSM contracts will no longer be executed through GLOBEX® and that these contracts will instead be offered for trading on the Company’s NYMEX ClearPortSM Trading electronic trading system.

Clearinghouse Function

The Exchange serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Specifically, through its clearinghouse, the Exchange maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and guaranty funds posted by clearing members with the Exchange’s clearinghouse. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts.

NYMEX Division and COMEX Division contracts are cleared through the clearinghouse department within NYMEX Exchange. Prior to May 2003, COMEX Division contracts were cleared through a wholly-owned subsidiary of COMEX, the COMEX Clearing Association, Inc. (“CCA”). In May 2003, the COMEX Division and NYMEX Division clearing operations were consolidated into the NYMEX Division clearinghouse. This consolidation included the transferring of the CCA guaranty fund into a single consolidated Exchange guaranty fund (the “Guaranty Fund”) and all of CCA’s rights, duties and responsibilities were transferred to NYMEX Exchange. Accordingly, the deposits were aggregated and are now maintained in a single Guaranty Fund which may be used for any loss sustained by the Exchange as a result of the failure of a clearing member to discharge its obligations on either division. Although there now is one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

As such, NYMEX Exchange provides the operational infrastructure to allow position matching, reporting and margining for each of NYMEX Division’s and COMEX Division’s contracts. This structure permits parties to trade with one another without individual credit determinations or counterparty credit risk, allows for the daily flow of marked-to-market variation margin payments and allows the Exchange to look to the financial strength of its clearing members. Specifically, the clearinghouse ensures that trading is conducted in an orderly manner by matching and recording trades, collecting and maintaining margins, allocating margins according to the positions of the clearing members, matching open short with open long positions for delivery, allocating delivery notices, and generating trading and delivery statistics. The clearinghouse acts as a fiscal transfer agent, transferring money from the margin funds of traders who have incurred a loss in the futures market on any given day to the margin funds of traders who have generated a gain – all via the Exchange’s clearing members.

As a safeguard to ensure proper settlement of contracts, each clearing member is required to maintain a security deposit, in the form of cash or U.S. treasury securities, ranging from $100,000 to $2.0 million per division, based upon such clearing member firm’s reported regulatory capital, in the Guaranty Fund. The Guaranty Fund contained approximately $150.4 million in cash and U.S. treasury securities as of December 31, 2004. The Guaranty Fund is controlled by the Company and may be used to cover the financial defaults of a clearing member on either or both divisions. These amounts on deposit in the Guaranty Funds, however, are not the property of the Company and are not available to pay debt service. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The Company also maintains a $100 million default insurance policy to protect the Company and clearing members in the event that a default in excess of $130 million occurs. Additionally, the Company intends to enter into a revolving credit agreement during the first quarter of 2005. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

During the first quarter of 2004, the Company established additional retail customer protection supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, the clearing member, as all member firms, must own and hold two memberships, or “seats,” at the Exchange.

As part of the Exchange’s powers and procedures designed to backstop contract obligations in the event of a default, the Exchange may levy assessments on any of its clearing members if there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member firm is the lesser of $30 million or 40% of such clearing member firm’s reported regulatory capital.

Despite the Exchange’s authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Exchange believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Exchange’s sale of such member’s seat to apply towards any outstanding obligations to the Exchange of such member.

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

The Exchange conducts clearing through its Clearing 21® system. This system, a highly flexible clearing system, developed jointly with the Chicago Mercantile Exchange, was rolled out in 1999 and is expected to support any anticipated growth in volume or business expansion for the subsequent five to ten years. The Clearing 21® system was upgraded in the fall of 2001 to permit clearing member access via the internet, as well as to accommodate an enhanced product base, including the clearing of OTC contracts. The system enables the Exchange to perform functions relating to banking, settlement, asset management, delivery management, position management and margins.

The Exchange has an excellent risk management track record. No significant clearing member default has occurred since 1985. The 1985 default was at the CCA prior to the COMEX acquisition, and was promptly resolved. NYMEX Exchange’s clearing function enables the Company to guarantee the financial performance of all contracts traded and/or cleared on NYMEX Exchange or COMEX Division.

Market Data

The Company provides proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. The data is distributed to customers through information vendors. Fees from customers are collected by these vendors and remitted to the Exchange. These information vendors include Reuters, Bloomberg, Thompson and DTN, who distribute the data to sub-vendors and subscribers that receive real-time and delayed data. Market data fees contributed 14%, 17%, and 18% of the Company’s total consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. On January 1, 2005, the Company implemented a new fee structure that it anticipates will generate an increase in market data revenue.

Competitive Environment

According to information provided by the Futures Industry Association (“FIA”) for the year 2004, the Exchange is the largest physical commodity-based futures exchange in the world and the third largest futures exchange in the United States. The marketplace for the Exchange’s contracts exists both in the physical format of open outcry ring trading on the trading floor facilities in New York and in Dublin, Ireland, and electronically through NYMEX ACCESS® and the NYMEX ClearPortSM systems.

The Exchange encounters competition in all aspects of its business and competes directly with other exchanges, both domestic and foreign, and OTC entities, some having substantially greater capital and resources and offering a wider range of products and services than does the Company. The Exchange believes that the principal factors affecting competition involve the integrity of the marketplace provided by the Exchange, the relative prices of services and products it offers, its substantial liquidity base, its worldwide brand recognition and the quality of its clearing and execution technology and services.

The Company faces the threat of competition from the activities of domestic, foreign and emerging exchanges or unregulated exchange-equivalents in the United States. Exchanges designated as “contract markets” or “derivatives transaction execution facilities” can compete with the Exchange in offering market trading of futures and options contracts in both of these formats. For instance, in 2004, the Chicago Board of Trade (“CBT”) listed an additional trading contract in gold futures designed to compete with the Exchange’s gold futures contract. While this represents a source of competition, it has not had an adverse affect on the Company’s gold trading levels. Moreover, the Commodity Futures Modernization Act (“CFMA”), enacted in 2000, has created additional opportunities for new competitors to provide trading facilities resulting in an expansion in the number of designated contract markets since the implementation of the CFMA. According to the Commodity Futures Trading Commission (“CFTC”), seven new contract market designations have been approved since the implementation of the CFMA. While no new exchanges directly compete with the Company, these exchanges, as well as any other new entrant, could potentially compete with the Company’s markets.

Moreover, the CFMA increased the ability of competitors to offer unregulated competing products that are financially-equivalent to futures contracts. For instance, the IntercontinentalExchange, Inc. (“ICE”), an electronic trading system for various OTC energy products, was created by several large merchant energy and energy companies and currently operates as an “exempt commercial market” under the CFMA. This company is engaged in the trading of several energy instruments which are financially equivalent to those traded on the Exchange. OTC trading of contracts similar to those traded and/or cleared on the Exchange, such as swaps, forward contracts and Exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts, represents a significant source of potential competition for the Exchange and could be a significant factor affecting the Exchange’s trading volumes and operating revenues if market participants perceive OTC products and exchange-traded futures and options as competing alternatives as opposed to complementary risk management tools. In addition to ICE, six other entities have notified the CFTC that they will be operating pursuant to the exemption applicable to exempt commercial markets.

The CFMA also expanded the ability of companies to engage in the business of clearing OTC instruments, which previously was not expressly permitted by statute. One of the advantages of a regulated cleared OTC instrument versus an uncleared OTC instrument is that the existence of a clearinghouse mitigates potential counterparty credit risk in the OTC markets. As such, to the extent that companies are able to enter the business of the clearing of OTC instruments, this may represent a source of competition to the Exchange and could be a significant factor affecting the Exchange’s trading volumes and operating revenues. The NYMEX ClearPortSM Clearing initiative represents the Exchange’s effort to enter into this type of business. There are other companies, such as the Guaranty Clearing Corporation, a subsidiary of the Clearing Corporation (formerly the Board of Trade Clearing Corporation), and EnergyClear, which have also commenced operations. The London Clearing House (now known as LCH.Clearnet Limited) has also been registered as a Designated Clearing Organization with the CFTC and has established a clearing arrangement in both the U.S. and the U.K. with ICE.

The CFTC will be subject to mandatory legislative reauthorization in 2005. While the Company is currently unaware of any legislative proposals to amend the Commodity Exchange Act arising from this process which will materially affect the Company, any such proposals may be introduced during the legislative reauthorization process.

Volume on foreign futures and options exchanges is growing as the benefits of risk management through futures and options trading become more appreciated throughout the world and risk management techniques are adopted to meet the needs of local economies. This growing global awareness has not only aided the growth of foreign exchanges but has, to a certain extent, also benefited the Exchange as non-U.S. enterprises become Exchange members and customers of other Exchange members. Under present competitive conditions, the Company believes that increasingly liquid foreign markets generally have not taken material volume away from the Exchange since volumes on the Exchange continue to grow. At present, the most active and fastest growing futures and options products listed on foreign exchanges (e.g., Korean and European stock indices; Euro-based and Mexican fixed income products) have not competed with the most active and fastest growing Exchange products. Nevertheless, such foreign futures and options exchanges may in fact have taken some volume, and may in the future take volume, away from the Exchange.

In the past years, there has been significant consolidation in the provision of clearing services. In 2003, the CME and the CBT announced a common clearing link whereby the CME would provide clearing and settlement services for all CBT products. This linkage became fully operational in January 2004. The CME has estimated that it would be clearing approximately 85% of all U.S. futures and futures option volume. In December 2003, the London Clearing House and Clearnet, two significant European clearinghouses, completed a merger to form the LCH.Clearnet Group. To the extent that other entities are able to provide clearing on products which compete with the Company’s products and are able to provide benefits to market users from such consolidations, this may represent a source of competition to the Exchange and could be a significant factor affecting trading volumes and operating revenues.

The Exchange, like other commodity and financial exchanges, is directly affected by such factors as national and international economic and political conditions, broad trends in business and finance, legislation and regulations affecting the national and international financial and business communities (including taxes), currency values, the level and volatility of interest rates, fluctuation in the volume, volatility and price levels in the commodities markets and the perception of stability in the commodities and financial markets. These and other factors can affect the Exchange’s volume of trading and the stability and liquidity of the commodities markets. A reduced volume of commodity transactions and reduced market liquidity would result in lower revenues for the Company derived from transaction and clearing fees. In periods of reduced transactions, the Company’s profitability would also likely be adversely affected because certain of its expenses are relatively fixed.

Intellectual Property

The Company reviews on an ongoing basis the proprietary elements of its business to determine what intellectual property protections are available for these elements. The Company seeks to protect proprietary elements by relying upon the protections afforded by trademark, service mark, copyright, patent and other legal rights and remedies on both a domestic and an international scale. In addition, some of our products are dependent upon licensing of these rights from third parties. For instance, with respect to certain of the products traded and/or cleared on the NYMEX ClearPortSM Clearing and NYMEX ClearPortSM Trading systems, the Company has entered into license agreements with Platts and Intelligence Press.

Business Continuity Planning

As with all other financial institutions, the Company continues to strengthen and upgrade its disaster recovery facilities and capabilities. The Company has undertaken several measures, as described below, to ensure effective and efficient business continuity planning.

Regulatory

There currently is limited regulatory oversight or regulations imposed upon exchanges with respect to business continuity planning or disaster recovery in the futures industry. However, the Company sought direction and best practice trends from other regulatory bodies in the equities and bond markets, and has also evaluated the various proposals submitted by industry and government agencies.

The Company perpetually improves its system of business continuity planning by, among other things, ensuring that Company partners, members and vendors have considered and implemented a business continuity planning program. Such implementation on behalf of affiliates of the Company will enable the Company to maximize its ability for continued operations in the face of adverse conditions.

Systems and Facilities

The Company has consolidated its off-site business continuity and disaster recovery facilities into one facility for potential use during an emergency. The Company’s disaster recovery site encompasses a back-up trading facility that operates on a separate power, water, and telecommunications grid. This alternative facility serves as a back-up trading floor. It is fully equipped for trading and has an emergency operations center. The back-up trading floor and data center are located outside of the Company’s headquarters transportation infrastructure. The Company’s main and back-up data centers are linked through high capacity fiber connectivity which allows for fully-synchronous communications between the main and back-up systems. The Company has instituted, on an annual basis, a mock disaster drill in order to test the efficiency of its business continuity planning. In October 2004, the Company, along with other U.S. futures exchanges and the industry’s largest market participants, successfully completed the first industry-wide recovery test.

Planning

The Company’s current plan provides for enterprise-wide business continuity planning that includes all of the Company’s business units, the Company’s staff and its membership. The Company has invested in a complex planning and incident management system and retained a business continuity professional to manage the program. The business continuity planning program provides, among other things, a continuous conduct of full risk analysis and business impact analysis in order to identify (i) new areas for preventative measures and (ii) significant business functions, and prioritize such functions accordingly. Moreover, in order to ensure proper coordination during a potential crisis, the Company has established relationships with the local business community, law enforcement, and local and regional governmental emergency agencies.

Recent Developments

On January 11, 2005, the Company established a satellite office in Tokyo, Japan. The Company’s physical presence in Japan will enable it to further develop the Asian marketplace by, among other things, enhancing direct contact with clients in Japan, Hong Kong and Singapore.

On January 26, 2005, the Company announced that it had executed a memorandum of understanding with the Central Japan Commodity Exchange to jointly develop areas of cooperation that will mutually benefit both exchanges.

On February 14, 2005, the Company announced its plans to launch an open outcry futures exchange in London, England.

Financial Information about Segments

Financial information relating to NYMEX Holdings’ business segments for each of the three years for the period ended December 31, 2004, can be found in the Notes to the Consolidated Financial Statements set forth in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Seasonal and Other Conditions

The Company believes that its business, in the aggregate, is not seasonal. Certain contracts listed on the NYMEX Division, however, trade more heavily in some seasons rather than others. For example, heating oil futures and options trade more heavily in the late fall and winter months, while higher trading in unleaded gasoline futures and options usually occurs in the late spring and summer months. Where possible, the Company manages its trading floor personnel and expenses appropriately to address the seasonal variations in demand for these contracts.

Working Capital Requirements

The Company believes its working capital of $134.4 million is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months. In addition, the Company has the ability, and may seek, to raise capital through the issuances of stock in the private and public capital markets. For additional information on working capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, in this Annual Report on Form 10-K.

Research and Development

The Company expends significant amounts each year on research for the development of new, and improvement of existing, commodity contracts. During the years ended December 31, 2004, 2003 and 2002, the Company expended, directly or indirectly, $1.9 million, $1.7 million, and $1.6 million, respectively, on research and development activities relating to the design, development, improvement and modification of new and existing contracts. The Company anticipates that it will continue to have research and development costs to maintain its competitive position in the future.

Effects of Environmental Regulations

The Company’s services are not subject to environmental regulations.

Number of Employees

At December 31, 2004, NYMEX Holdings had 497 full-time employees. No employees are covered by labor unions.

Foreign Sales

The Company derives foreign revenues from market data services, the total of which is considered immaterial.

Available Information

The public may obtain further information about the Company from its internet address (http://www.nymex.com). Additionally, the Company makes its filings with the Securities and Exchange Commission (“SEC”) available free of charge and through its internet address as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

ITEM 2.	PROPERTIES

The Company’s primary trading facilities and corporate headquarters are located in a 16-story building in downtown New York, New York. This building, which is on land leased from the Battery Park City Authority for a term expiring on June 17, 2069, is one of five office buildings in a complex known as the World Financial Center. The construction of the 502,000 square foot building was completed in 1997. As of December 31, 2004, the Company leases approximately 158,000 square feet at this facility to 38 tenants who are member firms and non-member retail and other tenants.

The Company’s largest tenant is the Board of Trade of the City of New York, Inc. (“NYBOT”), which entered into a lease agreement with the Company in 2002. Under the lease agreement, which expires in 2013, NYBOT leases approximately 13,000 square feet of the trading floor that is also occupied by COMEX Division, and approximately 45,000 square feet of office space. Rent commenced on various occupancy dates during 2003.

The Company’s permanent disaster recovery site is located in Long Island, New York, and operates on a different power grid than its headquarters building. This site has fully operational trading floors to facilitate both NYMEX Division and COMEX Division open outcry auction trading, and houses a data center that is continuously connected to the Company’s headquarters in order to provide full systems and data redundancy. The Company leases the space for this site. The lease, which is for approximately 46,000 square feet of space, began in the fourth quarter 2002 and expires in 2013. Prior to occupying this site, the Company’s back-up data center was located at a temporary recovery site in New Jersey, which was occupied under a short-term lease that expired when the Company completed the transition to its permanent recovery site in April 2003.

The Company leases 17,000 square feet of space at 22 Cortlandt Street in New York, New York. This space had been used as the Company’s backup data center prior to the September 11, 2001 World Trade Center terrorist attack. The Company has not utilized this facility due to the damage it sustained as a result of the terrorist attack. The term of this lease expires in March 2010, and contains certain provisions for early termination in the event the premises could not be occupied. The Company believed that the inaccessibility of the premises subsequent to the World Trade Center terrorist attack satisfied the conditions for early termination, and notified the landlord to that effect. The Company pursued its rights under these provisions, but after an arbitration hearing, it was determined that the termination notice was not effective. The Company is currently considering its options regarding the use or sublease of the space, or other means of terminating the lease before it expires.

The Company leases office space in Houston, Texas, Washington, D.C., London, England and Tokyo, Japan, where it conducts marketing activities. The Company also sub-leases trading floor space in Dublin, Ireland.

The Company’s management believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained for the immediate future. The Company’s facilities are effectively utilized for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Set forth below are descriptions of legal proceedings and litigation to which the Company is a party as of December 31, 2004. Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny liability, in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. While the ultimate result of the proceedings against the Company cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of these matters, in excess of amounts already recognized, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company has been named as a defendant in the following legal actions:

Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does “1-10.” This action was pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This was a case of alleged ethnic discrimination. Plaintiff sought an unspecified amount of compensatory and punitive damages. The plaintiff filed a Note of Issue on or about September 27, 2002. This matter was settled on January 27, 2004 and did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. (“ICE”). The amended complaint alleges claims for: (a) copyright infringement by ICE arising out of ICE’s uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE; (c) violation of trademark anti-dilution statutes; and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of Section 2 of the Sherman Act, 15 U.S.C. § 2, for NYMEX Exchange’s allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange settlement prices; (2) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX

Exchange settlement prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange’s settlement prices which are allegedly an “essential facility”; (4) a claim for purported violation of Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief.

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

The Company has defended counterclaims filed against it by the defendant in the following legal action:

New York Mercantile Exchange, Inc. v. Kai Neumann and Codeland, Inc. On May 18, 2004, NYMEX Exchange commenced an action in New York State Supreme Court. This action arises from defendants’ alleged unauthorized use of computer software and other subject matter proprietary to NYMEX Exchange, and asserts causes of action for, among other things, trade secret misappropriation, fraudulent misrepresentation, and breach of fiduciary duties. On June 25, 2004, defendants Neumann and Codeland answered the complaint and interposed several counterclaims against NYMEX Exchange that include causes of action for breach of contract and theft of trade secrets. These counterclaims seek, among other things, $13,000,000 in compensatory damages, $10,000,000 in punitive damages, as well as injunctive relief and additional damages for back pay, front pay, lost fringe benefits, and reinstatement of Neumann’s employment. NYMEX Exchange’s time to reply, move or otherwise respond to these counterclaims was extended to October 12, 2004. On that date NYMEX Exchange moved to dismiss certain counterclaims. In December 2004, the parties settled this action. The settlement was recorded in the third quarter of 2004 and did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading Symbol — Not applicable.

At present, there is no established trading market for the Company’s common stock. None of the Company’s common stock is listed on any exchange or automated quotation system. Each series of common stock is coupled with a Class A membership interest in NYMEX Exchange and the two interests cannot be traded separately. NYMEX Holdings’ common stock, coupled with NYMEX Division memberships are traded through a bid-ask system maintained by the Company’s membership department.

A proposed purchaser or transferee of common stock and trading rights must meet certain financial requirements and have two-member sponsors. All applicants are subjected to a thorough review process in order to be approved. The Company conducts a background investigation of each applicant focusing on the applicant’s credit standing, financial responsibility, character and integrity.

Due to the absence of an established public trading market and the limited number and disparity of bids made for shares through year-end 2004, bid prices for shares tend to be unrepresentative of the actual sales price of a share. The high and low sales prices for a share of NYMEX Holdings common stock coupled with NYMEX Division trading rights are reflected in the following seat sale prices for each quarter of 2004 and 2003.

2004	High	Low
First Quarter	$1,550,000	$1,550,000
Second Quarter	$1,650,000	$1,650,000
Third Quarter	$1,650,000	$1,650,000
Fourth Quarter	$2,000,000	$1,745,000

2003	High	Low
First Quarter	$1,325,000	$1,150,000
Second Quarter	$1,356,000	$1,170,000
Third Quarter	$1,625,000	$1,500,000
Fourth Quarter	$1,625,000	$1,500,000

Dividend Policy

The Company has declared dividends as follows:

Declaration Date	Dividend per Share	Record Date
November 7, 2002	$6,127	January 2, 2003
July 9, 2003	$3,064	July 15, 2003
December 3, 2003	$3,064	December 31, 2003
July 7, 2004	$3,064	July 15, 2004
December 15, 2004	$4,289	December 31, 2004

Prior to the November 7, 2002 declaration, the Company had never paid dividends to its stockholders. The Company expects to pay discretionary future dividends based upon continued profitability.

Number of Holders of Common Stock

There were 604 holders of record of the Company’s common stock as of February 25, 2005.

Changes in Securities and use of Proceeds — Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth selected consolidated financial and other information of the Company. The balance sheet and operating data as of, and for each of the years in, the five-year period ended December 31, 2004 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, the consolidated financial statements and the notes thereto, and other financial information, included in this report. Certain reclassifications have been made to prior periods to conform to the current presentation.

NYMEX Holdings, Inc.

Selected Financial Data

(in thousands, except per share amounts, ratios and employees)

	Year Ended December 31,
	2004	2003	2002	2001	2000
OPERATING DATA
Revenues
Clearing and transaction fees, net (1)	$193,295	$139,731	$140,763	$104,302	$92,500
Market data fees	32,605	31,700	33,459	34,313	33,622
Other, net (2)	11,532	12,737	14,982	5,666	4,747

Total revenues	237,432	184,168	189,204	144,281	130,869

Expenses
Salaries and employee benefits	57,357	54,401	49,121	50,443	50,098
Occupancy and equipment	26,383	26,664	24,364	20,663	19,921
Depreciation and amortization, net (3)	21,795	24,679	20,926	16,024	13,862
General and administrative	32,372	23,314	17,737	12,848	13,512
Professional services	26,544	17,427	17,954	12,753	15,625
Telecommunications	6,056	5,934	7,639	10,878	10,767
Marketing	2,490	2,080	2,633	1,721	2,446
Other expenses	8,352	8,080	8,198	6,695	4,905
Demutualization expenses (4)	—	—	—	—	4,281
Amortization of goodwill (5)	—	—	—	2,153	2,153
Asset impairment and disposition losses	5,351	2,340	12,583	5,114	857

Total operating expenses	186,700	164,919	161,155	139,292	138,427

Income (loss) from operations	50,732	19,249	28,049	4,989	(7,558)
Investment income and interest expense
Investment income, net	3,893	3,929	4,467	4,135	9,355
Interest expense	7,039	7,237	7,455	7,662	7,718

Income (loss) before provision (benefit) for income taxes	47,586	15,941	25,061	1,462	(5,921)
Provision (benefit) for income taxes	20,219	7,061	12,762	782	(3,140)

Net income (loss)	$27,367	$8,880	$12,299	$680	$(2,781)

BALANCE SHEET DATA (year end)
Total assets	$454,650	$477,676	$462,755	$415,591	$500,131
Total tangible assets (excluding goodwill and other intangible assets)	$437,226	$459,475	$446,387	$399,262	$481,649
Total liabilities	$327,868	$372,261	$361,220	$321,715	$415,471
Long-term debt	$85,915	$88,732	$91,551	$94,368	$97,185
Total debt (including short-term portion)	$88,732	$91,549	$94,368	$97,185	$100,000
Total stockholders’ equity	$126,782	$105,415	$101,535	$94,236	$84,659
OTHER DATA
Book value per share (6)	$155,370	$129,185	$124,430	$115,485	$103,749
Cash dividends paid per common share (7)	$6,127	$9,191	$—	$—	$—
Current ratio (8)	2.4	1.7	1.8	2.0	1.4
Times interest earned (9)	7.8	3.2	4.4	1.2	0.2
Cash flow coverage of fixed charges (10)	13.6	6.1	11.4	2.2	1.9
Working capital	$134,382	$99,628	$93,011	$79,974	$74,913
Capital expenditures	$6,639	$13,446	$31,049	$27,221	$12,797
Cash provided by operations	$68,775	$29,908	$65,109	$8,749	$10,188
Number of employees at end of year	497	481	489	478	544
Sales price per share (11)
High	$2,000,000	$1,625,000	$1,300,000	$825,000	$725,000
Low	$1,550,000	$1,150,000	$825,000	$685,000	$550,000
Basic and diluted earnings (loss) per share	$33,538	$10,882	$15,072	$833	$(3,408)
Total trading and clearing volume	169,486	143,902	138,530	103,025	104,075
Total open interest	7,950	4,967	4,477	3,201	2,853

(1)

Clearing and transaction fees are presented net of payments to members under the Company’s proprietary fee reduction program, which were $14,049, $5,245, $6,693 and $13,727 for the years ended December 31, 2003, 2002, 2001 and

2000, respectively. This program was eliminated effective December 31, 2003 and, as a result, there were no fee reductions for the year ended December 31, 2004. For a description of the proprietary fee reduction program, see the Notes to the Consolidated Financial Statements contained in Item 15 of this report.

(2)	In 1998, NYMEX Division introduced various incentive programs. These programs reduced other revenue for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 by $1,366, $1,216, $2,263, $2,389 and $2,910, respectively.

(3)	Depreciation and amortization expense is net of amortization of a deferred credit for building construction of $2,145, annually.

(4)	Expenses incurred for the Company’s 2000 demutualization consisted of accounting, investment banking, legal, printing and SEC filing fees.

(5)	Effective January 1, 2002, the Company is no longer required to amortize goodwill pursuant to SFAS No. 142. Instead, the carrying value of goodwill is annually measured for impairment. Such a test was performed in the fourth quarters of 2004, 2003 and 2002, and no impairment was required.

(6)	Stockholders equity divided by the number of shares outstanding.

(7)	Total cash dividends paid to stockholders divided by the number of shares outstanding.

(8)	Current assets divided by current liabilities.

(9)	Income before income taxes and interest expense divided by interest expense.

(10)	Cash provided by operations plus income tax expense (or less income tax benefit) plus interest expense divided by interest expense.

(11)	Shares are purchased from existing members at prevailing market prices. These prices are established through a bid-and-ask system coordinated by the Company.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2004, 2003 and 2002. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this Annual Report on Form 10-K.

Forward-Looking and Cautionary Statements and Factors that May Affect Future Results

Certain information in this report (other than historical data and information) constitutes forward-looking statements regarding events and trends that may affect the Company’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These statements are based on current expectations. Assumptions are inherently uncertain and are subject to risks that should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of our intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company assumes no obligation to update publicly any forward-looking statements.

Business Overview

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange, which was established in 1872. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each operating division, NYMEX Division and COMEX Division, will be discussed separately, and collectively will be referred to as the “Exchange.” When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the “Company.” The Company demutualized on November 17, 2000 at which time the book value of the assets and liabilities of New York Mercantile Exchange carried over to NYMEX Division.

The Company facilitates the buying and selling of energy and metal commodities for future delivery under rules intended to protect the interests of market participants. The Company provides liquid marketplaces where physical commodity market participants can manage future price risk and, through the Company’s clearing operations, mitigate counter-party credit risk. Through real-time and delayed dissemination of its transaction prices, the Company provides price discovery and transparency to market participants. In order to enhance its markets and provide market participants additional mechanisms to manage risk, the Company continuously offers new products, distribution services and clearing services. The Company does not own commodities, trade for its own account, or otherwise engage in market activities.

The NYMEX Division provides a marketplace for trading energy futures and options. The COMEX Division provides a marketplace for trading precious and base metals futures and options. NYMEX Division’s principal markets include crude oil, natural gas, heating oil and unleaded gasoline. COMEX Division’s principal markets include gold, silver and high grade copper. The Company provides the physical facilities for open outcry auction markets. The open outcry markets operate during regular business hours, and trading activities in these markets are, for purposes of this management discussion, referred to as floor trading. Through its NYMEX ACCESS® and NYMEX ClearPortSM Trading technology, the Company provides market participants the ability to conduct after-hours, electronic trading for floor-based products and 23 hours-per-trading-day for additional products.

The Company provides trade-clearing services for transactions executed through its floor trading operations, transactions executed through its NYMEX ACCESS® and NYMEX ClearPortSM Trading electronic trading platforms, and e-miNYSM transactions executed through the Chicago Mercantile Exchange’s electronic trading platform, GLOBEX®. In addition, during the second quarter of 2002, the Company launched an over-the-counter (“OTC”) clearing initiative, which was intended, among other things, to alleviate some of the credit issues in the marketplace by using the Company’s clearing operations to offer market participants the advantages of reducing costs by permitting futures and OTC positions to be offset. This initiative permits market participants to negotiate bilateral trades in the OTC market, which are then transferred to the Company’s division as futures contracts for clearing. Subsequent to its launch, this endeavor was renamed NYMEX ClearPortSM Clearing.

In order to conduct floor-trading activities, market participants must own or lease a membership on the NYMEX Division or COMEX Division. Non-members may execute floor trades on the Company’s divisions, but must do so through a member. In addition to floor trading privileges, each NYMEX Division and COMEX Division member holds one right to trade on the Company’s electronic trading platforms. NYMEX Division members may lease additional electronic trading rights for a monthly fee established by the Company. In addition, non-members may obtain NYMEX Division electronic trading privileges for a fee. Each NYMEX Division membership also has one share of NYMEX Holdings common stock. NYMEX Division members own all of NYMEX Holdings common stock.

Certain NYMEX Division and COMEX Division members are clearing members. Clearing members provide capital to support the Company’s clearing activities. All market participants trading through the Company’s floor trading and electronic trading venues must have a clearing relationship with a clearing member who will clear their trades through the Company’s clearinghouse. Market participants must have similar clearing member relationships to use NYMEX ClearPortSM Clearing.

The Company’s principal sources of revenues are clearing and transaction fees derived from trades executed on its divisions, and/or cleared through its clearinghouse, and fees charged for the Company’s proprietary futures and options contract price information.

Clearing and transaction fees are dependent primarily upon the volume of trading activity conducted on the Company’s divisions and cleared by the Company’s clearinghouse. These volumes are impacted by several factors, including:

•	National and international economic and political conditions;

•	Volatility in price levels of the underlying commodities;

•	Market perception of stability in commodities and financial markets;

•	The level and volatility of interest rates and inflation;

•	Credit quality of market participants; and

•	Weather conditions affecting certain energy commodities.

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

Market data relating to proprietary prices of contracts executed on the Company’s divisions are sold to vendors who redistribute this information to market participants and others. The level of market data fees is dependent upon the number of vendors and the number of end users receiving data through the vendor redistribution process. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers that are accessing the Company’s market data.

The Company’s expenses consist primarily of employee compensation and benefits and the cost of facilities, equipment, software and communications to support the Company’s trading and clearing operations. The Company also incurs marketing costs associated with the development and launch of new products and services. During 2004, 2003 and 2002, the Company invested in technology and infrastructure to support market expansion, enhance its trading and clearing technology, and develop new products and services. During 2001, the September 11 terrorist attack on the World Trade Center, which was located near the building that houses the Company’s headquarters and primary trading floors, resulted in the closing of the Company’s trading and clearing operations for four business days, and rendered the Company’s back-up data and recovery center inoperable. In order to replace this site, the Company leased temporary space in New Jersey while it developed a plan for a permanent business recovery facility outside of New York City. In 2002, the Company leased space for a suitable permanent recovery site, where it invested in the development of a back-up trading floor and data center. The new recovery site became fully operational in the second quarter of 2003. The data center is continuously connected to the Company’s primary operations to ensure immediate recovery in the event that the Company’s headquarters or primary trading floors become inaccessible. During full year 2002 and the first quarter of 2003, the Company incurred incremental occupancy and telecommunications expenses relating to its temporary recovery site. In the fourth quarter of 2002, the Company received an insurance settlement relating to loss of revenue and costs incurred in its recovery activities subsequent to the World Trade Center terrorist attack.

During 2004 and 2003, the Company continued the development of a new technology strategy, which is designed to standardize and simplify the Company’s technology infrastructure. This new strategy is expected to reduce technology operating costs and capital expenditures while enhancing processing speed and capacity. In connection with this strategy, the Company recognized additional depreciation and amortization expense in 2004 and 2003 resulting from changes in estimated useful lives of certain existing technology assets.

Market Conditions

In 2004, the volume of total futures and options contracts traded and cleared was 169.5 million contracts, an increase of 25.6 million contracts or 18%, compared to 143.9 million contracts in 2003.

In 2003, the volume of total futures and options contracts traded and cleared was 143.9 million contracts, an increase of 5.4 million contracts or 4%, compared to 138.5 million contracts in 2002.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) the NYMEX Division; (ii) the COMEX Division; and (iii) NYMEX ClearPortSM Clearing. The NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPortSM Clearing.

Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Prior to the filing of the second quarter 2004 Form 10-Q, the Company did not include settlement and exercise volumes in its volume disclosures. Accordingly, prior period volume information has been adjusted to include such transactions for comparative purposes. Open interest represents the number of contracts at December 31 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

In 2004, the volume of futures and options contracts traded and cleared on the NYMEX Division was 124.8 million contracts, an increase of 12.3 million contracts or 11%, compared to 112.5 million contracts in 2003. Futures contract volume was 100.9 million contracts, an increase of 10.8 million contracts or 12%, compared to 90.1 million contracts in 2003. Options contract volume was 23.9 million contracts, an increase of 1.5 million contracts or 7%, compared to 22.4 million contracts in 2003.

In 2003, the volume of futures and options contracts traded and cleared on the NYMEX Division was 112.5 million contracts, a decrease of 7.1 million contracts or 6%, compared to 119.6 million contracts in 2002. Futures contract volume was 90.1 million contracts, a decrease of 4.0 million contracts or 4%, compared to 94.1 million contracts in 2002. Options contract volume was 22.4 million contracts, a decrease of 3.2 million contracts or 13%, compared to 25.6 million contracts in 2002.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2004			2003			2002
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	54,127	12,488	66,615	46,327	11,041	57,368	46,431	12,137	58,568
Henry Hub natural gas	18,058	8,616	26,674	19,910	9,580	29,490	25,254	11,808	37,062
N.Y. heating oil	13,016	898	13,914	11,707	759	12,466	10,785	674	11,459
N.Y. harbor unleaded gasoline	12,898	994	13,892	11,278	694	11,972	11,070	787	11,857
Other	2,784	884	3,668	837	328	1,165	550	151	701

Total	100,883	23,880	124,763	90,059	22,402	112,461	94,090	25,557	119,647

NYMEX Division Contracts Open Interest At December 31, (in thousands)
	2004			2003			2002
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	669	1,286	1,955	600	733	1,333	581	1,167	1,748
Henry Hub natural gas	391	943	1,334	318	740	1,058	380	987	1,367
N.Y. heating oil	153	113	266	138	56	194	166	71	237
N.Y. harbor unleaded gasoline	163	53	216	108	21	129	115	48	163
Other	31	51	82	34	20	54	12	17	29

Total	1,407	2,446	3,853	1,198	1,570	2,768	1,254	2,290	3,544

Light Sweet Crude Oil

In 2004, futures contract volume increased by 7.8 million contracts or 17% and options contract volume increased by 1.5 million contracts or 14%, compared to 2003. Total futures and options contract volume increased by 9.3 million contracts or 16%, compared to 2003.

The Company believes that the increases in futures and options contract volume were due, in part, to the continuing strong global demand for crude oil, particularly in China and the United States. In addition, the price volatility of crude oil increased due to terrorism concerns in the Middle East throughout the year, as well as supply concerns due to the hurricanes that affected the oil refineries located near the Gulf of Mexico in the third quarter of 2004. Finally, continued high price differentials between crude oil and gasoline have resulted in increased trading activity.

In 2003, futures contract volume decreased by 0.1 million contracts or less than 1% and options contract volume decreased by 1.1 million contracts or 9%, compared to 2002. Total futures and options contract volume decreased by 1.2 million or 2%, compared to 2002. After strong first quarter results due to increased volatility tied to the start of the Iraq War, the remaining three quarters of 2003 were characterized by less hedging activity as the hostilities subsided. Consequently, as global tensions eased, the volatility levels also decreased, leading to lower options trading volumes than 2002.

Henry Hub Natural Gas

In 2004, futures contract volume decreased by 1.8 million contracts or 9% and options contract volume decreased by 1.0 million contracts or 10%, compared to 2003. Total futures and options contract volume decreased by 2.8 million contracts or 9%, compared to 2003.

The Company believes that the decreases in futures and options contract volume were due, in part, to diminished concern, with the exception of the third quarter of 2004, when hurricanes in the Gulf of Mexico increased concern, regarding the supply of natural gas. Moderately higher storage levels may have reduced concerns about the availability of natural gas for the 2004 winter heating season. In addition, the 2004 summer season was cooler compared to 2003 in several regions of the United States, which may have also reduced supply concerns as less natural gas was needed to power electricity generation plants that produce electricity to meet the summer’s air conditioning demand.

In 2003, futures contract volume decreased by 5.4 million contracts or 21% and options contract volume decreased by 2.2 million contracts or 19%, compared to 2002. Total futures and options contract volume decreased by 7.6 million contracts or 20%, compared to 2002. Overall demand for natural gas remained relatively constant in 2003, however, the proportion of demand represented by electricity generation increased and natural gas use by the industrial sector decreased. In addition, the merchant energy sector had historically been a significant participant in the natural gas futures and options markets. During 2002, trading activity in this sector remained high, even as major market participants began reducing their positions as they addressed credit issues. In 2003, natural gas futures and options trading levels declined from 2002 due to the absence of these participants.

Heating Oil

In 2004, futures contract volume increased by 1.3 million contracts or 11% and options contract volume increased 0.1 million contracts or 13%, compared to 2003. Total futures and options contract volume increased by 1.4 million contracts or 11%, compared to 2003.

The Company believes that the increases in futures and options contract volume were due, in part, to the continuing strong global demand for petroleum products, including heating oil. In addition, price volatility in the heating oil market increased, as supply concerns arose throughout 2004 due to terrorism in the Middle East, as well as the hurricanes that affected the oil refineries located near the Gulf of Mexico during the third quarter of 2004. Finally, high price differentials between crude oil and heating oil have resulted in increased trading activity.

In 2003, futures contract volume increased by 0.9 million contracts or 8% and options contract volume increased 0.1 million contracts or 13%. Total futures and options volume increased 1.0 million contracts or 9% from 2002. Stronger economic activity and colder weather in the northeastern United States led to higher demand for heating oil and increased hedging activity.

New York Harbor Unleaded Gasoline

In 2004, futures contract volume increased by 1.6 million contracts or 14% and options contract volume increased 0.3 million contracts or 43%, compared to 2003. Total futures and options contract volume increased by 1.9 million contracts or 16%, compared to 2003.

The Company believes that the increases in futures and options contract volume were due, in part, to the continuing strong consumer demand for gasoline. The increased demand was coupled with a decrease in gasoline supply during the third quarter of 2004, as hurricanes in the Gulf of Mexico caused nearby refineries to shut down at times throughout the quarter. These factors attributed to the increased price differential between gasoline and crude oil, resulting in higher trading activity.

In 2003, futures contract volume increased by 0.2 million contracts or 2% and options contract volume decreased 0.1 million contracts or 12%. Total futures and options volume increased by 0.1 million contracts or 1%, compared to 2002. In 2003, strong consumer demand for gasoline resulted in increased trading volume and related hedging activity. In addition, the continued strength in the price differential between gasoline and crude oil led to increased trading activity.

COMEX Division

In 2004, the volume of futures and options contracts traded and cleared on the COMEX Division was 30.4 million contracts, an increase of 5.0 million contracts or 20%, compared to 25.4 million contracts in 2003. Futures contract volume was 24.9 million contracts, an increase of 4.5 million contracts or 22%, compared to 20.4 million contracts in 2003. Options contract volume was 5.5 million contracts, an increase of 0.5 million contracts or 10%, compared to 5.0 million contracts in 2003.

In 2003, the volume of futures and options contracts traded and cleared on the COMEX Division was 25.4 million contracts, an increase of 7.1 million contracts or 39%, compared to 18.3 million contracts in 2002. Futures contract volume was 20.4 million contracts, an increase of 4.7 million contracts or 30%, compared to 15.7 million contracts in 2002. Options contract volume was 5.0 million contracts, an increase of 2.4 million contracts or 92%, compared to 2.6 million contracts in 2002.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2004			2003			2002
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	16,061	4,356	20,417	12,743	4,390	17,133	9,344	2,001	11,345
Silver	5,334	968	6,302	4,261	577	4,838	3,251	561	3,812
High grade copper	3,437	203	3,640	3,232	49	3,281	3,050	39	3,089
Aluminum	84	—	84	167	4	171	91	—	91

Total	24,916	5,527	30,443	20,403	5,020	25,423	15,736	2,601	18,337

COMEX Division Contracts Open Interest At December 31, (in thousands)
	2004			2003			2002
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	319	528	847	279	621	900	207	213	420
Silver	101	64	165	102	61	163	81	48	129
High grade copper	93	13	106	88	11	99	80	3	83
Aluminum	8	—	8	9	—	9	9	—	9

Total	521	605	1,126	478	693	1,171	377	264	641

Gold

In 2004, futures contract volume increased by 3.4 million contracts or 27% and options contract volume remained essentially flat, compared to 2003. Total futures and options contract volume increased by 3.3 million contracts or 19%, compared to 2003.

The Company believes that the increase in futures contract volume was due, in part, to significant uncertainty regarding geopolitical conditions, rising physical commodity prices, the fear of inflation and a weakened U.S. currency, which led to increased hedging and speculative demand for gold futures. The Company believes that the options contract volume was affected by a period of reduced market volatility.

In 2003, futures contract volume increased by 3.4 million contracts or 37% and options contract volume increased by 2.4 million contracts or 120%, compared to 2002. Total futures and options contract volume increased by 5.8 million contracts or 51%, compared to 2002. In 2003, record futures and options trading volume was established due, in part, to uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices and a weakened U.S. currency, which led to increased hedging and speculative demand for futures and options.

Silver

In 2004, futures contract volume increased by 1.0 million contracts or 23% and options contract volume increased by 0.4 million contracts or 67%, compared to 2003. Total futures and options contract volume increased by 1.4 million contracts or 29%, compared to 2003.

The Company believes that the increases in futures and options contract volume were due, in part, to significant uncertainty regarding geopolitical conditions, rising physical commodity prices, the fear of inflation and a weakened U.S. currency, which led to increased hedging and speculative demand for silver futures and options.

In 2003, futures contract volume increased by 1.0 million contracts or 30% and options contract volume remained essentially flat, compared to 2002. Total futures and options contract volume increased by 1.0 million contracts or 26%, compared to 2002 due to uncertainty regarding geopolitical conditions, rapidly rising physical commodity prices and a weakened U.S. currency, which led to increased hedging and speculative demand for futures and options.

High Grade Copper

In 2004, futures contract volume increased by 0.2 million contracts or 6% and options contract volume increased 0.1 million contracts or over 300% on relatively small volume, compared to 2003. Total futures and options contract volume increased by 0.3 million contracts or 9%, compared to 2003.

The Company believes that the increases in futures and options contract volume were due, in part, to a projected copper deficit in 2004 as a result of declining global warehouse stocks. World usage of copper has exceeded production due to strong housing starts in the U.S. coupled with increased international demand, which contributed to increased market volatility, resulting in increases in copper futures and options trading levels.

In 2003, futures contract volume increased 0.2 million contracts or 6% and options contract volume increased 26% on relatively small volume, compared to 2002. Total futures and options contract volume increased by 0.2 million contracts or 6%, compared to 2002. Strong housing starts in the U.S. coupled with increased international demand and changes in supply patterns, contributed to increased market volatility, which resulted in increases in futures and options trading levels.

NYMEX ClearPortSM Clearing

In 2004, futures and options contract clearing volume was 14.3 million contracts, an increase of 8.3 million contracts or 138%, compared to 6.0 million contracts in 2003.

In 2003, futures contract clearing volume was 6.0 million contracts, an increase of 5.5 million contracts, compared to 0.5 million contracts in 2002.

While the Company’s open outcry and electronic trading venues experienced declines in natural gas futures and options trading volumes in both 2004 and 2003, there was significant growth in natural gas clearing volume through NYMEX ClearPortSM Clearing. The Company believes this growth was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-Exchange trade execution activities. In addition, significant growth in the number of different natural gas products during 2004 and the launch of new products for petroleum, electricity and coal on NYMEX ClearPortSM Clearing contributed to this increase. NYMEX ClearPortSM Clearing was launched during the second quarter of 2002.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPortSM Clearing.

NYMEX ClearPortSM Clearing Contracts

For the Years Ended December 31,

(in thousands)

	2004			2003			2002
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	11,244	2,029	13,273	5,642	—	5,642	539	—	539
Electricity	542	—	542	267	—	267	7	—	7
Petroleum products	458	—	458	106	—	106	—	—	—
Coal	7	—	7	3	—	3	—	—	—

Total	12,251	2,029	14,280	6,018	—	6,018	546	—	546

NYMEX ClearPortSM Clearing Open Interest At December 31, (in thousands)
	2004			2003			2002
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	2,051	732	2,783	956	—	956	287	—	287
Electricity	79	—	79	41	—	41	5	—	5
Petroleum products	97	11	108	30	—	30	—	—	—
Coal	1	—	1	1	—	1	—	—	—

Total	2,228	743	2,971	1,028	—	1,028	292	—	292

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has requested that all registrants discuss their three to five most “critical accounting policies” in Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

Internally Developed Software

Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The Company has capitalized certain costs to develop internal-use software, consisting primarily of software tools and systems. Because most of its capital expenditures are not exclusively used on developing internally used software, the Company allocates these costs on a project-by-project basis. The Company capitalizes these costs related to software developed for internal use based on the results of this allocation. During 2004, the Company had no capitalized internal-use software costs, compared to approximately $2.0 million and $9.0 million during the years ended December 31, 2003 and 2002, respectively. These amounts are included in property and equipment, net, in the Company’s consolidated balance sheets. The Company amortizes these capitalized costs to expense over an estimate of the useful life of the internal-use software, which is generally three to five years.

Clearing and Transaction Fee Revenues

The largest sources of the Company’s operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Company’s divisions. During each of the years ended December 31, 2003 and 2002, the Company had in effect a proprietary fee reduction program. Under this program, NYMEX Division members received from the Company, either directly or through a clearing member, payments representing a reduction of their clearing and transaction fees. Clearing and transaction fees were recorded net of these payments in the consolidated statements of income. The amount of payments under this program was based on each member’s individual trading and clearing volumes, and represented a stated per-side transaction fee reduction. The level of the per-side fee reduction was set periodically by the Company’s board of directors. Changes in the level of this fee reduction impacted comparisons of clearing and transaction revenues in 2003 and 2002. During 2003, a similar program was implemented for COMEX Division members. For the years ended December 31, 2003 and 2002, clearing and transaction fees were reduced by $14.0 million and $5.2 million, respectively, for these payments. Effective December 31, 2003, the Company eliminated the proprietary fee reduction programs for NYMEX Division and COMEX Division members, although similar programs may be implemented in the future.

Clearing and transaction fees receivable are monies due the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each clearing member firm’s financial condition. Clearing members’ seats collateralize fees owed to the Company. At December 31, 2004, no clearing and transaction fees receivable balance was greater than the related clearing member’s seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company has the right to liquidate a member’s seat in order to satisfy its receivable.

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $256,000 and $377,000 at December 31, 2004 and 2003, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

Market Data Revenue

The Company provides proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized when cash is received from the market data vendor. Allowances for uncollectible receivables of $121,000 and $243,000 were applied as a reduction to the December 31, 2004 and 2003 market data fees receivable balances, respectively. These allowances are intended to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. At December 31, 2004, the combined amounts due from customers with the ten highest receivable balances represented 88% of the total accounts receivable balance.

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

Accounts receivable for other revenues are included in other current assets on the Company’s consolidated balance sheets. The Company has established a reserve for non-collectible receivables at December 31, 2004 and 2003 of $665,000 and $610,000, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits.

Accounting for the Impairment or Disposal of Long-Lived Assets

Asset impairment and disposition losses for the years ended December 31, 2004, 2003 and 2002 were approximately $5.4 million, $2.3 million and $12.6 million, respectively. The Company reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). If facts and circumstances indicate that the Company’s long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived assets would be compared to its carrying value to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by comparing fair market values to carrying values in accordance with SFAS No. 144.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $21.8 million, $24.7 million and $20.9 million, respectively. Depreciation and amortization expense is recorded net of amortization of the deferred credit related to the grant for the building of $2.1 million for each year. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated statements of income.

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

Results of Operations

Net income for the year ended December 31, 2004 was $27.4 million, an increase of $18.5 million or 208% compared to 2003. This increase was the result of revenues increasing by $53.2 million, which was partially offset by increases in operating expenses and income taxes of $21.8 million and $13.1 million, respectively. The increase in revenues was due to an increase in gross clearing and transaction fees from higher trading and clearing volumes, as well as the elimination of the Company’s proprietary fee reduction program that was in effect during 2003. The increase in operating expenses was due primarily to increases in general and administrative expenses, professional fees, salaries and employee benefits, and asset impairment and disposition losses.

Net income for the year ended December 31, 2003 was $8.9 million, a decrease of $3.4 million or 28% compared to 2002. This decrease was the result of revenues decreasing by $5.0 million and operating expenses increasing by $3.7 million offset, in part, by a decrease in income taxes of $5.7 million. The decrease in revenues was due to an increase in the proprietary fee reduction program payments, which more than offset the increase in gross clearing and transaction fees that resulted from higher trading and clearing volumes. The increase in operating expenses was due primarily to increases in general and administrative expenses, salaries and employee benefits, and depreciation, offset, in part, by a decrease in asset impairment and disposition losses.

Revenues

Clearing and Transaction Fees, Net

Clearing and transaction fees for the year ended December 31, 2004 were $193.3 million, an increase of $53.6 million or 38%, compared to 2003. This increase was due to higher floor trading and NYMEX ACCESS® volumes for both the NYMEX Division and COMEX Division, higher NYMEX ClearPortSM Clearing volumes and a higher aggregate average revenue per contract. In addition, the elimination of the proprietary fee reduction program, which was in effect during 2003, also contributed to the increase in revenue.

Clearing and transaction fees for the year ended December 31, 2003 were $139.7 million, a decrease of $1.1 million or 1%, compared to 2002. This decrease was the result of an increase in proprietary fee reduction program payments, which more than offset the increase in gross clearing and transaction fees that resulted from higher trading and clearing volumes.

The following tables set forth clearing and transaction fee revenues and the average clearing and transaction revenue per contract.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for per contract amounts)
Clearing and Transaction Fee Revenue
Gross fees	$193,295	$153,780	$146,008
Propriety fee reduction program	—	(14,049)	(5,245)

Clearing and transaction fees, net	$193,295	$139,731	$140,763

Average Clearing and Transaction Fee Revenue per Contract
Gross revenue per contract	$1.14	$1.07	$1.05
Impact of fee reduction program	—	(0.10)	(0.04)

Revenue per contract, net	$1.14	$0.97	$1.01

Gross revenue per contract for the year ended December 31, 2004 increased $0.07 per contract compared to 2003. This increase was due to the customer trading mix and an increase in the trading of certain products on NYMEX ClearPortSM Clearing and NYMEX ACCESS®, which charge higher rates per trade.

Gross revenue per contract increased in 2003 as the Company derived a higher proportion of its transaction volume from electronic trading and NYMEX ClearPortSM Clearing. The Company charges higher fees for these venues than for floor trading.

Market Data

Market data fees for the year ended December 31, 2004 were $32.6 million, an increase of $0.9 million or 3%, compared to 2003. This increase was due primarily to the implementation of separate vendor administrative fees for the NYMEX Division and COMEX Division in May 2004, despite a marginal decline in the number of subscriber units. Prior to this, vendors were being charged only one administrative fee for access to market data for both divisions. Effective January 1, 2005, the Company implemented a new price structure that it anticipates will generate an increase in market data fees compared to the structure in place during 2004.

Market data fees for the year ended December 31, 2003 were $31.7 million, a decrease of $1.8 million or 5%, compared to 2002. This decrease was due primarily to declines in the number of subscriber units, which the Company believes were driven by the consolidation of energy trading desks associated with contraction of the financial services sector of the commodities markets.

Other Revenues

Other revenues for the year ended December 31, 2004 were $11.5 million, a decrease of $1.2 million or 9%, compared to 2003. This decrease was due primarily to lower revenue from compliance fines, as the third quarter of 2003 included a large compliance fine levied on one of the Company’s clearing members offset, in part, by additional rental income recorded in 2004 from the Board of Trade of the City of New York, Inc. (“NYBOT”).

Other revenues for the year ended December 31, 2003 were $12.7 million, a decrease of $2.3 million or 15%, compared to 2002. This decrease was due primarily to a one-time insurance settlement recorded in 2002 that related to the World Trade Center terrorist attack on September 11, 2001. This decrease was partially offset by a large compliance fine levied on one of the Company’s clearing members during 2003, and an increase in lease revenue related to the trading floor and office space leased to NYBOT. In November 2002, the Company and NYBOT entered into a ten-year lease, under which NYBOT is leasing trading floor and office space in the Company’s headquarters building. Rent commenced for the office space on various occupancy dates during 2003.

Operating Expenses

Salaries and Employee Benefits

Salaries and employee benefits for the year ended December 31, 2004 were $57.4 million, an increase of $3.0 million or 6%, compared to 2003. This increase was due primarily to an increase in severance costs the Company incurred in the second quarter of 2004 with respect to one of its senior executives, as well as lower levels of capitalized compensation related to internally developed software activities. This increase was partially offset by lower employee costs attributable to a decline in the average number of employees as compared to 2003.

Salaries and employee benefits for the year ended December 31, 2003 were $54.4 million, an increase of $5.3 million or 11%, compared to 2002. This increase was due primarily to higher levels of incentive compensation and lower levels of capitalized compensation related to internally developed software activities. This increase was partially offset by a credit, recorded in 2003, that resulted from a reduction of the Company’s postretirement benefit liability.

Occupancy and Equipment

Occupancy and equipment expenses for the year ended December 31, 2004 were $26.4 million, a decrease of $0.3 million or 1%, compared to 2003. This decrease was due primarily to additional rent and associated expenses the Company incurred in the first half of 2003 to maintain a temporary disaster recovery site, and was partially offset by additional rent and associated expenses the Company incurred during the fourth quarter of 2004 for the rent of its new trading floor in Dublin, Ireland.

Occupancy and equipment expenses for the year ended December 31, 2003 were $26.7 million, an increase of $2.3 million or 9%, compared to 2002. This increase was due primarily to increased occupancy costs at the Company’s headquarters facility and permanent business recovery site. During the second quarter of 2003, the Company’s temporary disaster recovery site was closed when its permanent recovery site became fully operational.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2004 was $21.8 million, a decrease of $2.9 million or 12%, compared to 2003. This decrease was due primarily to a $5.3 million charge, in the fourth quarter of 2003, which resulted from the Company shortening the estimated useful lives of a significant component of its existing technology infrastructure. This decrease was partially offset by the additional depreciation that resulted in 2004 from these shortened estimated useful lives. In addition, during the third quarter of 2004, the Company identified, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. The Company is currently in the process of remediating this weakness, and as a result, certain fixed assets were adjusted to properly reflect their estimated remaining useful lives. Depreciation expense attributable to the change in estimated remaining useful lives of these assets was $1.0 million, and was recognized in the third quarter of 2004. This adjustment did not have an impact on the Company’s cash flows for 2004. The Company has instituted new asset-tagging procedures, new controls over the disposition of assets and a monthly review process that verifies the valuation, categorization and estimated useful lives of all fixed asset additions. Additionally, the Company will be implementing new automated processes to replace certain manual processes. The Company believes that these new policies and procedures will be effective in remediating this material weakness.

Depreciation and amortization expense for the year ended December 31, 2003 was $24.7 million, an increase of $3.8 million or 18%, compared to 2002. This increase was due primarily to a change in the estimated useful lives of certain computer equipment. During 2003, the Company continued development of a new technology strategy, which was designed to standardize and simplify the Company’s technology infrastructure. Implementation of this strategy was expected to reduce technology operating costs while enhancing processing speed and capacity. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure, resulting in a $5.3 million charge in the fourth quarter of 2003.

General and Administrative

General and administrative expenses for the year ended December 31, 2004 were $32.4 million, an increase of $9.1 million or 39%, compared to 2003. This increase was due primarily to the implementation of, in the second quarter of 2003, certain programs designed to provide incentives to third parties to establish business with the Company. In addition, during the fourth quarter of 2004, additional travel related expenses were incurred as the Company established its new trading floor in Dublin, Ireland. These increases were partially offset by a decrease in litigation settlements during 2004.

General and administrative expenses for the year ended December 31, 2003 were $23.3 million, an increase of $5.6 million or 32%, compared to 2002. This increase was due primarily to implementation of, in the second quarter of 2003, certain programs designed to provide incentives to third parties to establish business with the Company. Also contributing to this increase was a charge associated with a significant legal settlement in 2003. In addition, insurance costs increased due to a premium on a default insurance policy obtained in 2003 to provide protection to the Company’s clearinghouse in the event of a clearing member default that exceeds the Guaranty Funds, as well as the continuing effect of increases in property insurance premiums in 2002.

Professional Services

Professional services expenses for the year ended December 31, 2004 were $26.5 million, an increase of $9.1 million or 52%, compared to 2003. This increase was due primarily to higher consulting fees related to the Company’s strategic business initiatives, as well as fees for compliance with the Sarbanes-Oxley Act of 2002 and other consulting expenses. In addition, legal fees during 2004 increased due to ongoing involvement in certain litigation.

Professional services expenses for the year ended December 31, 2003 were $17.4 million, a decrease of $0.6 million or 3%, compared to 2002. This decrease was due primarily to a decrease in legal fees offset, in part, by consulting fees related to compliance with the Sarbanes-Oxley Act of 2002.

Telecommunications

Telecommunications expenses for the year ended December 31, 2004 were $6.1 million, an increase of $0.2 million or 3%, compared to 2003. This increase was due primarily to an increase in voice communication expenses the Company incurred in 2004 to support its international expansion initiatives.

Telecommunications expenses for the year ended December 31, 2003 were $5.9 million, a decrease of $1.7 million or 22%, compared to 2002. This decrease was due primarily to the inclusion, in 2002, of one-time charges related to the termination of telecommunications services.

Marketing

Marketing expenses for the year ended December 31, 2004 were $2.5 million, an increase of $0.4 million or 19%, compared to 2003. This increase was due primarily to advertising costs associated with the Company’s opening of a trading floor in Dublin, Ireland.

Marketing expenses for the year ended December 31, 2003 were $2.1 million, a decrease of $0.5 million or 19%, compared to 2002. This decrease was due primarily to costs, incurred in 2002, related to the introduction of e-miNYSM contracts and the introduction of the Company’s OTC clearing initiative, which is now known as NYMEX ClearPortSM Clearing.

Other

Other expenses for the year ended December 31, 2004 were $8.4 million, an increase of $0.3 million or 4%, compared to 2003. This increase was due primarily to higher charitable contributions in 2004.

Other expenses for the year ended December 31, 2003 were $8.1 million, a decrease of $0.1 million or 1%, compared to 2002. This decrease was due primarily to lower charitable contributions in 2003 offset, in part, by an increase in the Company’s contribution toward member medical benefits.

Asset Impairment and Disposition Losses

Asset impairment and disposition losses for the year ended December 31, 2004 were $5.4 million, an increase of $3.1 million or 135%, compared to 2003. The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete. In addition, during the third quarter of 2004, the Company identified a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. The Company is currently in the process of remediating this weakness and, as a result, recorded a charge of $3.4 million in the third quarter of 2004 consisting of $1.6 million for certain fixed assets that had been disposed of during prior periods and $1.8 million related to a reduction of fixed asset net book values resulting from a physical inventory of certain fixed asset categories. These adjustments did not have an impact on the Company’s cash flows for 2004 or prior years. Charges related to assets disposed of in the normal course of business for 2004 were $2.0 million. The Company has instituted new asset-tagging procedures, new controls over the disposition of assets and a monthly review process that verifies the valuation, categorization and estimated useful lives of all fixed asset additions. Additionally, the Company will be implementing new automated processes to replace certain manual processes. The Company believes that these new policies and procedures will be effective in remediating this material weakness.

Asset impairment and disposition losses for the year ended December 31, 2003 were $2.3 million, a decrease of $10.3 million or 82%, compared to 2002. This decrease was due primarily to charges, in 2002, for the write-off of capitalized computer software which management deemed to have no meaningful remaining useful life due to a new strategy relating to the implementation of electronic trading and clearing systems. In the fourth quarter of 2002, the Company entered into a software license agreement with TradinGear.com (“TG”) to provide the Company with trade matching software and support. This software was purchased from TG in March 2003 and became the basis for the NYMEX ClearPortSM Trading system that was launched in the first quarter of 2003. During 2003, NYMEX ClearPortSM Trading became the venue for electronically trading NYMEX Division energy futures and options contracts that are not listed for trading on the NYMEX Exchange floor. The Company’s assessment of the impairment of capitalized software costs was based, in part, on its expectation that NYMEX ClearPortSM Trading would become the mechanism through which all other electronic trading on the Company’s divisions is conducted. During 2003, the Company continued development of a new technology strategy designed to standardize and simplify its technology infrastructure. Among other improvements, this new strategy consolidates several major operating systems onto one technology infrastructure platform. Future implementation of the new technology infrastructure will render certain existing technology assets obsolete.

Investment Income and Interest Expense

Investment Income

Investment income for the year ended December 31, 2004 was $3.9 million, essentially flat compared to 2003.

Investment income for the year ended December 31, 2003 was $3.9 million, a decrease of $0.6 million or 13%, compared to 2002. This decrease was due primarily to unrealized losses on fixed income securities in 2003 compared to unrealized gains that were reported in 2002. This decrease was partially offset by gains on the Company’s equity portfolios.

The Company’s fixed income portfolio is invested principally in municipal bonds, the market value of which is impacted by changes in interest rates. Interest earned on cash and investments is a significant component of investment income. Interest revenues were relatively consistent during 2004, 2003 and 2002.

Interest Expense

Interest expense for the year ended December 31, 2004 was $7.0 million, a decrease of $0.2 million or 3%, compared to 2003. Interest expense for the year ended December 31, 2003 was $7.2 million, a decrease of $0.3 million or 4%, compared to 2002. The decrease for both years was due to the annual principal payments the Company made on its long-term debt.

Provision for Income Taxes

The Company’s effective tax rate was 42.5% in 2004, 44.3% in 2003 and 50.9% in 2002. The effective tax rate declined in 2004 due primarily to a release of the valuation allowance during the current year relating to charitable contribution carryovers that were utilized on the Company’s 2003 income tax return. The effective tax rate declined in 2003 due primarily to a higher proportion of tax-exempt income, as pre-tax income in 2003 was significantly lower than 2002.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At December 31, 2004 and 2003, the Company had $167.4 million and $111.7 million, respectively, in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at December 31, 2004 and 2003 was $134.4 million and $99.6 million, respectively. The Company has received long-term AA+ and short-term A-1+ counter-party credit ratings from Standard & Poor’s Rating Services. These ratings were initially obtained in April 2003 and were sustained through a ratings review in 2004.

Cash Flow; Sources and Uses of Cash

The Company’s principal sources of cash are fees collected from clearing members for trading and/or clearing futures and options transactions, fees collected from market data vendors for distribution of the Company’s proprietary contract price information, and rent collected from tenants leasing space in the Company’s headquarters building. Principal uses of cash include operating expenses, income taxes, capital expenditures, debt service, dividends and payments made to members and third parties under certain incentive programs.

The following table provides a summary of significant cash flow categories for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$68,775	$29,908	$65,109
Investing activities	(59,637)	(18,840)	(66,958)
Financing activities	(7,817)	(10,319)	(2,817)

Net increase (decrease) in cash and cash equivalents	$1,321	$749	$(4,666)

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities for the year ended December 31, 2004 was $68.8 million, an increase of $38.9 million compared to 2003. This increase was due primarily to an increase in operating revenues and the elimination of the Company’s proprietary fee reduction program in 2004. This increase was offset, in part, by an increase in payments made in 2004 for programs designed to provide incentives to third parties to establish business with the Company, as well as an increase in income tax payments.

Net cash provided by operating activities for the year ended December 31, 2003 was $29.9 million, a decrease of $35.2 million compared to 2002. This decrease was due primarily to an increase in payments made in 2003 to members under the Company’s proprietary fee reduction program and payments relating to the implementation of programs designed to provide incentives to third parties to establish business with the Company. In addition, contributing to the decrease was cash received in 2002 as an insurance settlement related to the World Trade Center terrorist attack.

Net cash used in investing activities for the year ended December 31, 2004 was $59.6 million, an increase of $40.8 million compared to 2003. This increase was due primarily to the investment of higher operating cash flow into marketable securities. Capital expenditures for 2004 were $6.6 million and consisted primarily of infrastructure for the trading floor telephone system, computer equipment and software to support the Company’s technology initiatives.

Net cash used in investing activities for the year ended December 31, 2003 was $18.8 million, a decrease of $48.2 million compared to 2002. This decrease was due primarily to a lower investment of cash into marketable securities as well as a decrease of capital expenditures in 2003. Capital expenditures for 2003 were $13.4 million and consisted primarily of the completion of the Company’s permanent disaster recovery site, upgrades of trading floor and back office technology equipment, and equipment acquired as part of the Company’s new technology strategy. During 2003, the Company continued development of a new technology strategy, which is designed to standardize and simplify its technology infrastructure. Other net cash flows in 2003 included a payment of $3.0 million related to the acquisition of certain assets of TG, a trading software development company. The Company utilizes TG’s proprietary technology for its NYMEX ClearPortSM Clearing and NYMEX ClearPortSM Trading platforms.

Net cash used in financing activities for the year ended December 31, 2004 consists of dividends paid to the stockholders of the Company and principal payments under its long-term debt agreements. Dividends paid in 2004 were $5.0 million or $6,127 per share. The Company’s board of directors declared dividends of $2.5 million or $3,064 per share in December 2003 and July 2004 that were paid in January 2004 and July 2004, respectively. In December 2004, a dividend of $3.5 million or $4,289 per share was declared and subsequently paid in January 2005.

During 2003, the Company paid dividends to its stockholders of $7.5 million or $9,191 per share, which consisted of dividends declared in November 2002 of $5.0 million or $6,127 per share and July 2003 of $2.5 million or $3,064 per share. The Company’s board of directors declared a $2.5 million or $3,064 per share dividend in December 2003, which was paid in January 2004. Prior to the November 2002 declaration, the Company had never paid dividends to its shareholders. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At December 31, 2004 and 2003, cash and investments were as follows:

	December 31,
	2004	2003
	(in thousands)
Cash and cash equivalents	$3,084	$1,763
Securities purchased under agreements to resell	19,324	45,050
Marketable securities	144,950	64,885

	$167,358	$111,698

Included in marketable securities at December 31, 2004 are investments totaling $11.5 million relating to the COMEX Division Members’ Recognition and Retention Plan. This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX merger agreement, the Company is required to fund the plan with a minimum annual contribution of $400,000 until the plan is fully funded. The Company funded the plan by $800,000 in each of the years ended December 31, 2004, 2003 and 2002. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above.

Also included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the

Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At December 31, 2004, $8.4 million in securities were pledged against the seat loans.

Clearinghouse

The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and guaranty funds posted by clearing members with the Company’s clearinghouse. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts.

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

Historically, separate and distinct guaranty funds were maintained for the NYMEX Division and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits were aggregated and are now maintained in a single guaranty fund (the “Guaranty Fund”) which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there now is one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

As a safeguard to ensure proper settlement of contracts, each clearing member is required to maintain a security deposit, in the form of cash or U.S. treasury securities, ranging from $100,000 to $2.0 million per division, based upon such clearing member firm’s reported regulatory capital, in the Guaranty Fund. The Guaranty Fund contained approximately $150.4 million in cash and U.S. treasury securities as of December 31, 2004. The Guaranty Fund is controlled by the Company and may be used to cover the financial defaults of a clearing member on either or both divisions. These amounts on deposit in the Guaranty Funds, however, are not the property of the Company and are not available to pay debt service. The Company also maintains a $100 million default insurance policy to protect the Company and clearing members in the event that a default in excess of $130 million occurs. Additionally, the Company intends to enter into a revolving credit agreement during the first quarter of 2005. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

During the first quarter of 2004, the Company established additional retail customer protections supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, the clearing member, as all member firms, must own and hold two memberships, or “seats,” at the Exchange.

As part of the Exchange’s powers and procedures designed to backstop contract obligations in the event of a default, the Exchange may levy assessments on any of its clearing members if there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member firm is the lesser of $30 million or 40% of such clearing member firm’s reported regulatory capital.

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at December 31, 2004 and 2003 (in thousands):

	December 31, 2004			December 31, 2003
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$521	$54	$575	$67	$81	$148
Securities held for resale	31,950	2,300	34,250	92,450	4,640	97,090

Total cash and securities	32,471	2,354	34,825	92,517	4,721	97,238

Cash and securities earning interest for members
Money market funds	2,914,820	—	2,914,820	2,099,620	—	2,099,620
U.S. treasuries	7,322,495	148,026	7,470,521	5,108,929	149,911	5,258,840
Letters of credit	511,002	—	511,002	408,632	—	408,632

Total cash and securities	10,748,317	148,026	10,896,343	7,617,181	149,911	7,767,092

Total funds	$10,780,788	$150,380	$10,931,168	$7,709,698	$154,632	$7,864,330

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, will lend on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and Guaranty Fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines.

Future Cash Requirements

The Company has three series of unsecured long-term debt, which mature through 2026. At December 31, 2004 and 2003, notes payable consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$19,732	$22,549
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	88,732	91,549
Less current maturities	(2,817)	(2,817)

Total long-term debt	$85,915	$88,732

Notes payable that become due during the next five years are as follows:

2005	$2,817
2006	$2,817
2007	$2,817
2008	$2,817
2009	$2,817

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

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of December 31, 2004 as well as an estimate of the timing in which these commitments are expected to expire are set forth in the following table:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$5,634	$5,634	$74,647	$88,732
Debt interest	6,837	13,042	12,199	47,569	79,647
Operating leases - facilities	3,995	7,300	7,130	9,145	27,570
Operating leases - equipment	1,053	613	—	—	1,666
Capital lease	474	327	—	—	801
Other long-term obligations	800	1,600	1,600	7,438	11,438

Total contractual obligations	$15,976	$28,516	$26,563	$138,799	$209,854

In December 2003, the Company settled the legal action brought by eSpeed, Inc., and Electronic Trading Systems Corporation alleging that the Company infringed, through use of its electronic trading system, upon eSpeed’s rights as the owner of United States Patent No. 4,903,201. Under the settlement agreement, the

Company made a payment of $2.0 million in December 2003 and 2004, and is required to make two subsequent annual payments of $2.0 million each in December 2005 and 2006. The Company had fully reserved for this settlement and, therefore, these payments will not affect the Company’s future consolidated results of operations.

Other Matters

In February 2004, the Commodity Futures Trading Commission (“CFTC”) issued an order requiring, among other things, that the Company establish and maintain a permanent retail customer protection mechanism supported by a commitment of not less than $10 million, which must be available at all times to reimburse retail customers trading on the Company’s divisions whose original margin might be lost in the default of another customer of their clearing member. The Company has established the retail customer protection mechanism. Based on historical patterns, the Company believes that the likelihood of a default that would require reimbursement under this mechanism is remote. Therefore, the Company has not established, and does not expect in the future to establish, a liability related to this commitment.

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

Recent Accounting Pronouncements and Changes

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”). This statement revises employer’s disclosures about pension plans and other postretirement benefits, but it does not change the measurement or recognition of those plans. SFAS No. 132(R) retains the disclosure requirements contained in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces, and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For domestic plans of public entities, SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except for the new disclosures related to estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004. The Company has adopted SFAS No. 132(R), and such adoption has not had any effect on the Company’s consolidated results of operations and financial condition.

The adoption of the following recent accounting pronouncements issued by the FASB did not have a material impact on the Company’s consolidated results of operations and financial condition:

•	SFAS No. 151, Inventory Costs–An Amendment of ARB No. 43, Chapter 4;

•	SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions—An Amendment of FASB No. 66 and 67;

•	SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions; and

•	SFAS No. 123 (R), Share-Based Payment.

Recent Developments

For a discussion of the Company’s recent business developments see Item 1. Business. Recent Developments.

Responsibility for Financial Reporting

Management is responsible for the preparation, integrity and objectivity of the audited consolidated financial statements and related notes, and the other financial information contained in this Annual Report on Form 10-K.

Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are considered by management to present fairly the Company’s consolidated financial position, results of operations and cash flows. These audited consolidated financial statements include certain amounts that are based on management’s estimates and judgments, giving due consideration to materiality.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s marketable securities, excluding equity and short-term debt securities, and long-term debt including expected principal cash flows for the years 2005 through 2010 and thereafter. The marketable securities are classified as trading.

Principal Amounts by Expected Maturity

At December 31, 2004

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Municipal Bonds
2005	$54	$3	$57	4.37%
2006	605	32	637	5.08%
2007	2,485	132	2,617	4.87%
2008	7,116	339	7,455	4.60%
2009	10,532	506	11,038	5.02%
2010 and thereafter	36,021	1,587	37,608	4.28%

Total	$56,813	$2,599	$59,412

Fair Value	$58,878

Liabilities
Corporate Debt
2005	$2,817	$6,837	$9,654	7.71%
2006	2,817	6,626	9,443	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010 and thereafter	74,647	47,569	122,216	7.75%

Total	$88,732	$79,647	$168,379

Fair Value	$111,057

Interest Rate Risk

Current Assets

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax exempt municipal bonds, and obligations of the U.S. government and its agencies. The Company also invests in equity securities. The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income was $3.9 million in 2004 and 2003, and $4.5 million in 2002. The fair values of the Company’s marketable securities, including equity and short-term debt securities, were $145.0 million and $64.9 million at December 31, 2004 and 2003, respectively. Based on portfolio compositions at December 31, 2004 and 2003, and assuming a 10% decline in market values, the Company would have recognized losses of $14.5 million and $6.5 million, respectively.

Debt

The weighted average interest rate on the Company’s long-term debt is 7.75%. The debt contains a redemption premium, the amount of which varies with changes in interest rates. Therefore, the fair market value of the Company’s long-term debt is highly sensitive to changes in interest rates. Although the market value of the debt will fluctuate with interest rates, the Company’s interest expense will not vary with changes in market interest rates if the debt is paid off in accordance with stated principal repayment schedules. As of the date of this report, the Company does not expect to pay down any series of its long-term debt prior to stated maturities. However, the Company may pursue future financing strategies that involve early repayment of its current debt, or issuance of new debt, potentially increasing its sensitivity to changes in interest rates.

Credit Risk

NYMEX Division bylaws authorize its board of directors to fix the annual dues of NYMEX Division members and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX Division’s board of directors may determine. The NYMEX Division’s board of directors may waive the payment of dues by all NYMEX Division members or by individual members as it determines. COMEX Division provides its board of directors with similar powers relating to dues, assessments and fees with respect to COMEX Division members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX Division’s board of directors to impose such fees are subject to the limitations.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded on the Exchange. The Exchange also has extensive surveillance and compliance operations and procedures to monitor and to enforce compliance with rules pertaining to the trading, position sizes and financial condition of members. As described herein, the Exchange has powers and procedures designed to backstop contract obligations in the event that a contract default occurs on the Exchange including authority to levy assessments on any of its clearing members if, after a default by another clearing member, there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member firm is the lesser of $30 million or 40% of such clearing member firm’s reported regulatory capital.

Despite the Company’s authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Company believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Company’s sale of such member’s seat to apply towards any outstanding obligations to the Exchange of such member. Recourse to a member’s seat, however, may not be of material value in the case of large defaults that result in assessments greater in value than the seat, particularly when the seat value declines markedly in price as a consequence of the default.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no reports on Form 8-K required to be filed under Item 304 of Regulation S-K during the year ended December 31, 2004.

During the two most recent fiscal years and the subsequent interim period through December 31, 2004, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Annual Report on Form 10-K, due to a material weakness in its internal controls relating to the acquisition, tracking and disposition of its property and equipment, as described below. Due to this material weakness, the Company, in preparing its financial statements at and for the year ended December 31, 2004, performed additional procedures relating to property and equipment to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

(b)	Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of its financial reporting and of the preparation of its financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to a material weakness associated with the acquisition, tracking, and disposition of its property and equipment, as described below.

During the third quarter of 2004, the Company identified a material weakness in its internal control, resulting from inadequate policies and procedures governing the acquisition, tracking and disposition of its property and equipment. When acquiring property and equipment, the Company did not have an adequate asset identification tagging system in place to ensure timely and accurate accounting for each asset. In addition, the Company did not have an adequate review process in place to ensure the proper classification of each asset and the assignment of an appropriate useful life to such asset upon acquisition. As a result, improper accounting for depreciation could occur, resulting in the Company reporting incorrect amounts for property and equipment in its financial statements. Finally, the Company did not have adequate policies and procedures regarding the accounting for the disposal of its property and equipment, which could result in the reporting of incorrect amounts for property and equipment in its financial statements.

Management identified accounting errors associated with the aforementioned material weakness in internal control amounting to $4.4 million, of which $2.0 million related to 2004 and $2.4 million related to prior years. These errors were corrected by a charge to earnings in the third quarter of 2004, which consisted of (i) the write-off of furniture, fixtures and information system equipment that had been disposed of during fiscal years prior to 2004, (ii) adjustments to reflect the appropriate balances for assets classified as building and leasehold improvements, internally developed software, and information system equipment that had been depreciated using incorrect useful lives, and (iii) an adjustment to reflect the write-off of certain of the Company’s property and equipment which, as a result of a physical inventory of its furniture, fixtures and information system equipment, were found to not exist. The impact of these adjustments was determined by management and the Audit Committee of the Company to be immaterial to the respective prior year periods and fiscal year 2004 and was recorded by the Company in its third quarter. Specifically, the Company recognized $1.0 million in depreciation and amortization expense and $3.4 million in asset impairment and disposition losses in its consolidated statement of income for the quarter ended September 30, 2004 to correct the aforementioned errors in accounting.

The Company’s independent registered public accountants, KPMG LLP, have audited and issued their report on management’s assessment of the Company’s internal control over financial reporting. The report of KPMG LLP appears in Item 9A (d) below.

(c)	Changes in Internal Controls.

There were no changes, other than as discussed below, in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The identification of the material weakness described in Item 9A (b) above caused the Company to delay the filing of its third quarter Quarterly Report on Form 10-Q until procedures to substantiate the existence of individual assets included in property and equipment were completed. The Company has implemented policies and procedures reasonably assured to remediate this material weakness. Specifically, the Company has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. In addition, the Company will be implementing new automated processes to replace certain manual processes. These remediation efforts, however, were unable to be tested completely prior to December 31, 2004, and therefore cannot be considered in the Company’s assessment of its internal control over financial reporting as of December 31, 2004. The Company is in the process of completing its remediation testing and believes that these new policies and procedures will be effective in remediating the material weakness in its internal control relating to the acquisition, tracking and disposition of its property and equipment.

(d)	Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NYMEX Holdings, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of inadequate internal controls relating to the acquisition, tracking and disposition of property and equipment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company identified a material weakness in its internal control, resulting from inadequate policies and procedures governing the acquisition, tracking and disposition of its property and equipment. When acquiring property and equipment, the Company did not have an adequate asset identification tagging system in place to ensure timely and accurate accounting for each asset. In addition, the Company did not have an adequate review process in place to ensure the proper classification of each asset and the assignment of an appropriate useful life to such asset upon acquisition. As a result, improper accounting for depreciation could occur, resulting in the Company reporting incorrect amounts for property and equipment in its financial statements. Finally, the Company did not have adequate policies and procedures regarding the accounting for the disposal of its property and equipment, which could result in the reporting of incorrect amounts for property and equipment in its financial statements.

Management identified accounting errors associated with the aforementioned material weakness in internal control amounting to $4.4 million, of which $2.0 million related to 2004 and $2.4 million related to prior years. These errors were corrected by a charge to earnings in the third quarter of 2004, which consisted of (i) the write-off of furniture, fixtures and information system equipment assets that had been disposed of during fiscal years prior to 2004, (ii) adjustments to reflect the appropriate balances for assets classified as building and leasehold improvements, internally developed software, and information system equipment that had been depreciated using incorrect useful lives, and (iii) an adjustment to reflect the write-off of certain of the Company’s property and equipment, net, which, as a result of a physical inventory of its furniture, fixtures and information system equipment assets, were found to not exist. Specifically, the Company recognized $1.0 million in depreciation and amortization expense and $3.4 million in asset impairment and disposition losses in its consolidated statement of income for the quarter ended September 30, 2004 to correct the aforementioned errors in accounting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 2, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG LLP

New York, New York

March 2, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all directors (including directors who are also executive officers) of the Company at March 3, 2005; (2) all positions with the Company presently held by each such person; and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name of Director and Officer	Age	Position	Term Expiration Date
Mitchell Steinhause	57	Chairman	2007
Richard Schaeffer	52	Vice Chairman	2005
Kevin McDonnell	45	Director, Treasurer	2005
Gary Rizzi	50	Director, Corporate Secretary	2007
Stephen Ardizzone	43	Director	2006
Eric Bolling	43	Director	2005
Joseph Cicchetti	52	Director	2005
Joel Faber	64	Director	2006
Melvyn Falis	64	Public Director	2005
Stephen Forman	49	Director	2007
Kenneth Garland	56	Director	2007
Anthony George Gero	68	Director	2005
David Greenberg	40	Director	2006
E. Bulkeley Griswold	66	Public Director	2006
Jesse B. Harte	46	Director	2006
Scott Hess	47	Director	2006
Steven Karvellas	45	Director	2005
Harley Lippman	50	Public Director	2007
Michel Marks	55	Director	2007
Michael McCallion	60	Director	2007
John McNamara	48	Director	2006
Gordon Rutledge	51	Director	2007
Robert Steele	66	Public Director	2007
James E. Newsome	45	President
Christopher K. Bowen, Esq	44	General Counsel and Chief Administrative Officer
Madeline J. Boyd	52	Senior Vice President — External Affairs
Samuel H. Gaer	38	Senior Vice President and Chief Information Officer
Sean Keating	39	Senior Vice President — Clearing Services
Thomas F. LaSala	43	Senior Vice President — Compliance and Risk Management
Robert Levin	49	Senior Vice President — Planning and Development
Joseph Raia	47	Senior Vice President — Marketing
Lewis A. Raibley, III	43	Senior Vice President — Finance and Chief Financial Officer

The Board of Directors of the Company is comprised of 25 members. There currently are two vacant director positions on the Board. None of the directors, except for the Chairman, is currently an employee of the Company. Pursuant to the Company’s Certificate of Incorporation, the directors who serve as Vice Chairman, Treasurer and Corporate Secretary are officers of the Company. There were no compensation committee interlocks or other relationships during 2004 requiring disclosure under item 402(j) of Regulation S-K of the SEC.

MEMBERS OF THE BOARD OF NYMEX HOLDINGS, INC.

The information set forth under the caption “Information Regarding the Current Board of Directors” of the Proxy Statement, dated March 3, 2005, is incorporated herein by reference.

BOARD MEETINGS AND COMMITTEES

The information set forth under the caption “Board Meetings and Committees” of the Proxy Statement, dated March 3, 2005, is incorporated herein by reference.

Set forth below are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Company at March 3, 2005; (2) all positions with the Company presently held by each such person; and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years. Information for the Company’s Directors is incorporated herein by reference to the Proxy Statement, dated March 3, 2005.

NAME	POSITION(S) HELD	AGE

MITCHELL STEINHAUSE	CHAIRMAN	57

Mitchell Steinhause has been the Chairman of the Company since 2004 and was the Vice Chairman of the Company from 2000 to 2004. Mr. Steinhause had served as the Company’s Corporate Secretary from 1996 to 1998. Mr. Steinhause was first elected to the Board of Directors in 1992. Mr. Steinhause has been a member of the Exchange since 1975, working as a floor broker for 15 years and trading for his own account for 14 years.

RICHARD SCHAEFFER	VICE CHAIRMAN	52

Richard Schaeffer has been the Vice Chairman of the Company since 2004. Mr. Schaeffer was the Company’s Treasurer from 1993 to 2004. Mr. Schaeffer has been a Director of the Company since 1990 and a member since 1981. Since 1997, Mr. Schaeffer has been an executive of Global Energy Futures for ABN AMRO, Inc. From 1992 to 1997, Mr. Schaeffer had been a Senior Vice President/Director of the Chicago Corp., which was a clearing member of both NYMEX Exchange and COMEX Division until its buyout by ABN AMRO, Inc. Mr. Schaeffer also serves as a member of the board of directors of the Juvenile Diabetes Foundation.

KEVIN McDONNELL	DIRECTOR, TREASURER	45

Kevin McDonnell has been the Company’s Treasurer and has served on its Executive committee since 2004. As Treasurer, Mr. McDonnell serves as the Chairman of the Finance committee. Mr. McDonnell previously served as the co-Vice Chairman of the Finance committee. Mr. McDonnell has been a Director of the Company since 1999. Mr. McDonnell has been an independent floor trader since 1985 and a member of NYMEX Exchange since 1984.

GARY RIZZI	DIRECTOR, CORPORATE SECRETARY	50

Gary Rizzi has been the Company’s Corporate Secretary since 2001 and has served on its Executive committee since 2000. He has been a Director of the Company since 1995 and a member since 1983. Mr. Rizzi is currently a Vice President at A.G. Edwards & Sons, Inc. Mr. Rizzi has been Vice President of AGE Commodity Clearing Corp. since 2001 and was an Associate Vice President since 1985. Mr. Rizzi is also a member of the COMEX Division and of the Board of Trade of the City of New York, Inc.

JAMES E. NEWSOME	PRESIDENT	45

James Newsome has been the President of the Company since August 2004. Prior to joining the Company, Dr. Newsome was appointed by President George W. Bush and served as chairman of the Commodity Futures Trading Commission (“CFTC”) upon U.S. Senate confirmation in December 2001.

NAME	POSITION(S) HELD	AGE

Dr. Newsome had been a commissioner of the CFTC since August 1998. During his CFTC tenure, Dr. Newsome served as a member of the President’s Working Group on Financial Markets, and the President’s Corporate Fraud Task Force.

CHRISTOPHER K. BOWEN	GENERAL COUNSEL AND CHIEF ADMINISTRATIVE OFFICER	44

Christopher Bowen was appointed General Counsel and Chief Administrative Officer of the Company in 2002. Mr. Bowen has served as Senior Vice President and General Counsel of the Company since 1997. Mr. Bowen held positions of Associate General Counsel and Senior Associate General Counsel at the Company. Mr. Bowen had also served as Counsel/Manager of Futures Compliance at Morgan Stanley & Co., Inc. and as an attorney at the CFTC.

MADELINE J. BOYD	SENIOR VICE PRESIDENT — EXTERNAL AFFAIRS	52

Madeline Boyd was retained as Senior Vice President of Government, Community and Philanthropic Affairs of the Company and subsequently reappointed as Senior Vice President of the Company’s newly established External Affairs department in 2004. Ms. Boyd had been a member of the Exchange since 1984, and a Director of the Company from 1998 to 2004. Ms. Boyd was a gasoline trader on the Exchange from 1987 to 2004. Ms. Boyd has been the President of the NYMEX Charitable Foundation since January 2004 and continues to serve as Chairman of the New York Mercantile Exchange Charitable Assistance Fund.

SAMUEL H. GAER	SENIOR VICE PRESIDENT AND CHIEF INFORMATION OFFICER	38

Samuel Gaer was appointed Senior Vice President and Chief Information Officer of the Company in 2003. Mr. Gaer has been involved with the commodities industry since he was fifteen years old, working as a clerk on the COMEX trading floor. Mr. Gaer became a member of COMEX in 1988. In 1991, Mr. Gaer formed Uptick Trading, which merged into Millenium Copper Group, Inc. in 1993. Mr. Gaer left the trading floor in 1998 to devote more time to trading software development and architecture, and subsequently founded TradinGear.com, a trading software development company.

SEAN KEATING	SENIOR VICE PRESIDENT — CLEARING SERVICES	39

Sean Keating was appointed Senior Vice President of Clearing Services of the Company in 2004. Mr. Keating joined the Company from Pioneer Futures, Inc., a former Exchange clearing member, where he had been employed for over 16 years and served as its president since 1998. Mr. Keating had also served as president of Pioneer Capital Corp, a self-clearing National Association of Securities Dealers and New York Stock Exchange broker dealer.

THOMAS F. LASALA	SENIOR VICE PRESIDENT — COMPLIANCE AND RISK MANAGEMENT	43

Thomas LaSala was appointed Senior Vice President of Compliance and Risk Management of the Company in 2002. Mr. LaSala previously served as Vice President of Compliance of the Company since 1994.

ROBERT LEVIN	SENIOR VICE PRESIDENT — RESEARCH	49

Robert Levin serves as Senior Vice President of Research of the Company and has been Senior Vice President of the Company since 1993. Mr. Levin was Vice President of Product Development of the Company from 1991 until 1993.

JOSEPH RAIA	SENIOR VICE PRESIDENT — MARKETING	47

Joseph Raia was appointed Senior Vice President of Marketing of the Company in 2004. Mr. Raia had served as the Vice President of Marketing in 2004 and Director of Marketing from 2001 to 2004. Mr. Raia has over 22 years of professional experience in the energy and transportation sectors. From 2000 to 2001, Mr. Raia was the Senior Vice President, Senior Oil and Gas On-Air Analyst and Anchor at JAG Media Holdings, where he reported on energy equities and commodities.

LEWIS A. RAIBLEY, III	SENIOR VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER	43

Lewis Raibley has served as Senior Vice President of Finance and Chief Financial Officer of the Company since 2003. Prior to joining the Company, Mr. Raibley had served as Senior Vice President and Controller of Datek Online Holdings Corp. from 2000 to 2002, and had served in several senior financial roles at Morgan Stanley Dean Witter & Co., where he had been employed from 1986 to 2000.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers. A copy of the Company’s code of ethics is incorporated herein by reference and is also available on the Company’s website at www.nymex.com. The Company intends to post on its website material changes to, or waivers from, its code of ethics, if any, within two days of any such event. As of March 3, 2005, there were no such changes or waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation” and “Information Regarding the Current Board of Directors” and “Compensation of Directors” of the Proxy Statement, dated March 3, 2005, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” of the Proxy Statement, dated March 3, 2005, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The inherent nature of the Company’s business frequently gives rise to related party transactions. The majority of the Company’s shareholders, including several members of its board of directors, frequently do business with the Company. The Company’s board of directors establishes fees and usage charges and also determines the level of payments under any proprietary fee reduction or other cost reduction programs.

Certain members of the Company’s board of directors may serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company’s clearinghouse in connection with services the Company provides. The Company believes that the services provided to these clearing firms are on terms no more favorable to those firms than terms given to other member firms and individual members.

The following are descriptions of material transactions involving the Company and its board of directors and officers:

Vincent Viola, the Chairman of the Board of the Company until March 16, 2004, was the sole shareholder of Pioneer Futures, Inc. (“Pioneer”), which was one of the largest clearing members with whom the Company conducted business. Pioneer terminated its clearing member firm privileges with the Company in September

2004. For the period ended March 31, 2004 (the period covering Mr. Viola’s tenure as Chairman), approximately $2.4 million in revenue was derived from Pioneer from clearing and transaction fees and approximately $164,000 was derived from rental income.

Effective March 17, 2004, Mr. Viola entered into an advisor services agreement with the Company for a period of three years (the “Agreement”). Pursuant to the Agreement, Mr. Viola serves as a senior strategic advisor, advising the Company on various strategic initiatives, including but not limited to, business combinations, financing transactions, capital raising, and such other matters as determined by the Company’s Chairman or its board of directors. In consideration for his services under the Agreement, Mr. Viola is paid $83,333.33 per month ($1 million per year) and a transaction fee in the event that the Company acquires, during the term of the Agreement or any extension thereof, a controlling interest in the IntercontinentalExchange, Inc. (“ICE”) or the Board of Trade of the City of New York, Inc. (“NYBOT”). The transaction fee shall be based upon the price paid to ICE or NYBOT (the “Price”), according to the following scale: 2% of the first $50 million of the Price; 1.5% of the following $50 million of the Price; 1.25% of the following $100 million of the Price; and 1% of that portion of the Price that exceeds $200 million. Mr. Viola will also be entitled to a fee, to be negotiated in good faith, for any other substantial business combination or acquisition presented initially to the Company by Mr. Viola. Mr. Viola is subject to customary non-compete and confidentiality obligations. In addition to customary termination provisions, the Agreement permits either party, subsequent to 12 months from March 17, 2004, to terminate for any reason, or no reason, upon 90 days’ prior written notice.

Sterling Commodities Corp. (“Sterling”), of which David Greenberg, a director of the Company, is the President, currently leases space from the Company at its corporate headquarters facility. The lease expires on November 30, 2007. The aggregate amount of rent collected from Sterling during 2004 was $238,000. Clearing and transaction fees earned from Sterling in 2004 were approximately $1.9 million.

ABN AMRO, Inc. (“ABN AMRO”), by which Richard Schaeffer, the former Treasurer and current Vice Chairman of the Company, is employed as Executive Director-Global Energy Futures, currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from ABN AMRO during 2004 was $267,800.

The Company had invested assets segregated for the benefit of the COMEX Members’ Recognition and Retention Plan of $11.6 million at December 31, 2004, in a portfolio of fixed income securities managed by Legg Mason Wood Walker, Inc., a securities firm of which Anthony George Gero, a director of the Company, is a senior investment officer.

Until June 30, 2004, the Company had an employment and compensation agreement with J. Robert Collins, Jr., its President. This agreement provided for Mr. Collins to earn a salary of $1,000,000 for the first two years of his employment and $1,200,000 beginning on the second anniversary of the agreement through its termination. In addition to his stated salary, Mr. Collins was entitled, under an incentive compensation plan, to an annual bonus based upon achievement of objective performance goals as determined by the Compensation Committee of the Company. Mr. Collins’ agreement was not renewed. As a result, under the terms of his agreement, Mr. Collins was entitled to a payment equal to 12 months of base salary plus his most recent annual bonus. In 2004, the Company paid Mr. Collins $2,100,000 in severance, and $92,308 unused vacation pay, in full satisfaction of its obligations to him under his agreement.

The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks, Brown Brothers Harriman & Co. Pursuant to this program, the participating member remains primarily liable for the loan that is used to purchase a membership seat and corresponding share of common stock in the Company. The Company guarantees the unpaid balance owed by each participating member, and the Company has the right to liquidate the membership seat and corresponding share of common stock if such member defaults on the loan. As of December 31, 2004, the following director and/or his or her immediate family member had a loan balance relating to this program in excess of $60,000: James McNamara, brother of John L. McNamara, a director of the Company, in the amount of $79,600.

The following table reflects the member loan balances outstanding and collateral held by the Company on behalf of Exchange members participating in the seat financing program at December 31, (in thousands):

	2004	2003
Loan balance outstanding	$7,125	$8,845
Collateral on deposit	$8,408	$10,437

Antoinette Cicchetti, wife of Joseph Cicchetti, a director of the Company, is employed as Director of Market Data Services for the Company. Ms. Cicchetti received an aggregate cash compensation, including salary and bonus, of $104,206 for her services with the Company during 2004.

David Garland, son of Kenneth Garland, a director of the Company, is employed as Manager of Internet Communications within the External Affairs Department of the Company. Mr. Garland received an aggregate cash compensation, including salary and bonus, of $80,015 for his services with the Company during 2004.

William Wallace, a Director-nominee, is a Senior Vice President of Man Financial, Inc. Man Financial, Inc. currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from Man Financial, Inc. during 2004 was $72,045.

Stanley Meierfeld, a Director-nominee, is a Managing Director of the Geldermann division of FC Stone, LLC. FC Stone, LLC currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from FC Stone, LLC during 2004 was $399,546.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services set forth under the caption “Fees to Independent Registered Public Accountants” of the Proxy Statement, dated March 3, 2005, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on the Index to Financial Information hereof and incorporated herein by reference.

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

EXHIBITS

2.2	Form of Agreement and Plan of Merger by and among New York Mercantile Exchange, Inc., NYMEX Holdings, Inc. and NYMEX Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of Form S-4 (file no. 333-30332)).

3.1	Amended and Restated Certificate of Incorporation of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year 2000 (file no. 333-30332)).

3.2	Bylaws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Form S-4 (file no. 333-30332)).

4	Note Purchase Agreement among NYMEX and each of Purchasers listed in Schedule A attached thereto dated October 15, 1996 (incorporated herein by reference to Exhibit 10.5 of Form S-4 (file no. 333-30332)).

10.1	NYMEX Amended and Restated Members’ Retention and Retirement Plan effective December 31, 1998 (incorporated herein by reference to Exhibit 10.1 of Form S-4 (file no. 333-30332)).

10.2	Trust under the NYMEX Members’ Retention and Retirement Plan dated December 31, 1998 (incorporated herein by reference to Exhibit 10.2 of Form S-4 (file no. 333-30332)).

10.3	Ground Lease between Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.3 of Form S-4 (file no. 333-30332)).

10.4	Funding Agreement among New York State Urban Development Corporation, Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.4 of Form S-4 (file no. 333-30332)).

10.5	NYMEX Holdings, Inc. Executive Income Deferral Program (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year 2000 (file no. 333-30332)).

10.6	Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Plan Agreement and Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.6 of Form S-4 (file no. 333-30332)).

10.7	Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Schedule between Oracle Credit Corporation and NYMEX and Amendment 1 to the Network License Order Form (incorporated herein by reference to Exhibit 10.7 of Form S-4 (file no. 333-30332)).

10.8	Network License Order Form between Oracle Corporation and NYMEX and accompanying Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.8 of Form S-4 (file no. 333-30332)).

10.8.1	Software License and Services Agreement between Oracle Corporation and NYMEX effective January 6, 1995 (incorporated herein by reference to Exhibit 10.8.1 of Form S-4 (file no. 333-30332)).

10.9	Smartnet Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.9 of Form S-4 (file no. 333-30332)).

10.10	Network Supported Account Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.10 of Form S-4 (file no. 333-30332)).

10.11	COMEX Members’ Recognition and Retention Plan (incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year 2000 (file no. 333-30332)).

10.12.1	Employment Agreement between NYMEX Holdings and Neal L. Wolkoff, Esq. (incorporated herein by reference to Exhibit 10.12 of Form 10-K for the year 2000 (file no. 333-30332)).

10.12.2	Employment Agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and J. Robert Collins, Jr. (incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ending March 31, 2002 (file no. 333-30332)).

10.12.3	Employment agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and Samuel H. Gaer (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ending March 31, 2003 (file no. 333-30332)).

10.12.4	Employment agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Madeline Boyd (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending March 31, 2004 (file no. 333-30332)).

10.12.5	Advisor Services Agreement between NYMEX Holdings, Inc. and Vincent Viola (incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ending March 31, 2004 (file no. 333-30332)).

10.12.6	First Amendment to Employment Agreement Term Sheet between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and J. Robert Collins, Jr. (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ending March 31, 2004 (file no. 333-30332)).

10.12.7	Employment agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Sean Keating (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending June 30, 2004 (file no.333-30332)).

10.12.8	Employment agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and James E. Newsome (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending September 30, 2004 (file no.333-30332)).

14	Code of Ethics for principal executive officer and senior financial officers (incorporated herein by reference to Exhibit 14 of Form 10-K for the year ended December 31, 2003 (file no. 333-30332)).

21.1	Subsidiaries of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 of Form S-4 (file no. 333-30332)).

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99	Published report regarding the demutualization vote by Security holders on June 20, 2000 (incorporated herein by reference to Exhibit 99 of Form 10-K for the year 2000 (file no. 333-30332)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2005

NYMEX Holdings, Inc.

By:	/s/ MITCHELL STEINHAUSE
Mitchell Steinhause
Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of NYMEX Holdings, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL STEINHAUSE Mitchell Steinhause	Chairman of the Board	March 3, 2005

/s/ RICHARD SCHAEFFER Richard Schaeffer	Vice Chairman	March 3, 2005

/s/ KEVIN MCDONNELL Kevin McDonnell	Director, Treasurer	March 3, 2005

/s/ GARY RIZZI Gary Rizzi	Director, Corporate Secretary	March 3, 2005

/s/ STEPHEN ARDIZZONE Stephen Ardizzone	Director	March 3, 2005

/s/ ERIC BOLLING Eric Bolling	Director	March 3, 2005

/s/ JOSEPH CICCHETTI Joseph Cicchetti	Director	March 3, 2005

/s/ JOEL FABER Joel Faber	Director	March 3, 2005

/s/ MELVYN FALIS Melvyn Falis	Director	March 3, 2005

/s/ STEPHEN FORMAN Stephen Forman	Director	March 3, 2005

/s/ KENNETH GARLAND Kenneth Garland	Director	March 3, 2005

Signature	Title	Date

/s/ ANTHONY GEORGE GERO Anthony George Gero	Director	March 3, 2005

/s/ DAVID GREENBERG David Greenberg	Director	March 3, 2005

/s/ E. BULKELEY GRISWOLD E. Bulkeley Griswold	Director	March 3, 2005

/s/ JESSE B. HARTE Jesse B. Harte	Director	March 3, 2005

/s/ SCOTT HESS Scott Hess	Director	March 3, 2005

/s/ STEVEN KARVELLAS Steven Karvellas	Director	March 3, 2005

/s/ HARLEY LIPPMAN Harley Lippman	Director	March 3, 2005

/s/ MICHEL MARKS Michel Marks	Director	March 3, 2005

/s/ MICHAEL MCCALLION Michael McCallion	Director	March 3, 2005

/s/ JOHN MCNAMARA John McNamara	Director	March 3, 2005

/s/ GORDON RUTLEDGE Gordon Rutledge	Director	March 3, 2005

/s/ ROBERT STEELE Robert Steele	Director	March 3, 2005

/s/ JAMES E. NEWSOME James E. Newsome	President	March 3, 2005

/s/ LEWIS A. RAIBLEY, III Lewis A. Raibley, III	Senior Vice President Finance and Chief Financial Officer	March 3, 2005

/s/ KENNETH D. SHIFRIN Kenneth D. Shifrin	Vice President and Controller	March 3, 2005

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

ITEM 15A.	FINANCIAL STATEMENTS

All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item 15(A) — Consolidated Financial Statements.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To Our Stockholders:

Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon our estimates and assumptions, as required. The consolidated financial statements for the year ended December 31, 2004 have been audited by our independent registered public accounting firm, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors are valid and appropriate.

Management maintains a system of internal accounting controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee currently consists of the four Public Directors of the Board. One of the Public Directors serves as chairman of the committee. The Audit Committee meets several times each year with representatives of management, including the Chief Financial Officer, the Vice President of Internal Audit and the independent auditors to review the financial reporting process and controls in place to safeguard assets. Both our independent auditors and internal auditor have unrestricted access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors or fraud, we believe our controls as of December 31, 2004 provide reasonable assurance that the consolidated financial statements are reliable and that our assets are reasonably safeguarded.

/s/ MITCHELL STEINHAUSE
Chairman of the Board

/s/ JAMES E. NEWSOME
President

/s/ LEWIS A. RAIBLEY, III
Senior Vice President—Finance Chief Financial Officer

Date: March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMEX Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

New York, New York

March 2, 2005

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$3,084	$1,763
Securities purchased under agreements to resell	19,324	45,050
Marketable securities, at market value	144,950	64,885
Clearing and transaction fees receivable, net of allowance for member credits	17,309	13,277
Prepaid expenses	3,896	4,115
Deferred tax assets	2,590	4,134
Margin deposits and guaranty funds	34,825	97,238
Other current assets	6,704	8,959

Total current assets	232,682	239,421
Property and equipment, net	194,719	208,787
Goodwill, net of amortization	16,329	16,329
Other assets	10,920	13,139

Total assets	$454,650	$477,676

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$15,236	$10,773
Accrued salaries and related liabilities	5,015	4,292
Margin deposits and guaranty funds	34,825	97,238
Income tax payable	11,283	10,364
Other current liabilities	31,941	17,126

Total current liabilities	98,300	139,793
Grant for building construction deferred credit	110,455	112,600
Long-term debt	85,915	88,732
Retirement obligation	11,622	11,729
Deferred income taxes	1,997	5,961
Other liabilities	19,579	13,446

Total liabilities	327,868	372,261

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at December 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	93,312	93,312
Retained earnings	33,470	12,103

Total stockholders’ equity	126,782	105,415

Total liabilities and stockholders’ equity	$454,650	$477,676

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Clearing and transaction fees, net of member rebates	$193,295	$139,731	$140,763
Market data fees, net	32,605	31,700	33,459
Other, net	11,532	12,737	14,982

Total revenues	237,432	184,168	189,204

Expenses:
Salaries and employee benefits	57,357	54,401	49,121
Occupancy and equipment	26,383	26,664	24,364
Depreciation and amortization, net of deferred credit amortization	21,795	24,679	20,926
General and administrative	32,372	23,314	17,737
Professional services	26,544	17,427	17,954
Telecommunications	6,056	5,934	7,639
Marketing	2,490	2,080	2,633
Other expenses	8,352	8,080	8,198
Asset impairment and disposition losses	5,351	2,340	12,583

Total expenses	186,700	164,919	161,155

Income before investment income, interest expense and provision for income taxes	50,732	19,249	28,049
Investment income and interest expense:
Investment income, net	3,893	3,929	4,467
Interest expense	7,039	7,237	7,455

Income before provision for income taxes	47,586	15,941	25,061
Provision for income taxes	20,219	7,061	12,762

Net income	$27,367	$8,880	$12,299

Weighted average common shares outstanding, basic and diluted	816	816	816

Basic and diluted earnings per share	$33,538	$10,882	$15,072

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2001	816	$—	$93,312	$924	$94,236
Net income	—	—	—	12,299	12,299
Dividends declared Common stock, $6,127/share	—	—	—	(5,000)	(5,000)

Balances at December 31, 2002	816	—	93,312	8,223	101,535
Net income	—	—	—	8,880	8,880
Dividends declared Common stock, $6,127/share	—	—	—	(5,000)	(5,000)

Balances at December 31, 2003	816	—	93,312	12,103	105,415
Net income	—	—	—	27,367	27,367
Dividends declared Common stock, $7,353/share	—	—	—	(6,000)	(6,000)

Balances at December 31, 2004	816	$—	$93,312	$33,470	$126,782

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$27,367	$8,880	$12,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,062	26,187	23,052
Amortization of intangibles	878	637	19
Deferred grant credits	(2,645)	(2,645)	(2,145)
Deferred rental income	(1,238)	—	—
Deferred rent expense	90	399	450
Deferred income taxes	(2,420)	(4,562)	(3,674)
Asset impairment and disposition loss	5,351	2,340	12,583
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(4,032)	607	(4,547)
Prepaid expenses	219	(520)	9,390
Margin deposits and guaranty fund assets	62,413	(21,911)	(28,572)
Other current assets	2,255	(1,771)	6,796
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	4,463	(5,263)	(4,871)
Accrued salaries and related liabilities	723	(1,319)	390
Margin deposits and guaranty fund liabilities	(62,413)	21,911	28,572
Income tax payable	919	6,029	4,335
Other current liabilities	12,512	1,237	4,991
Other liabilities	1,378	(1,020)	4,783
Retirement obligation	(107)	692	1,258

Net cash provided by operating activities	68,775	29,908	65,109

Cash flows from investing activities:
(Increase) decrease in marketable securities	(80,065)	2,091	(1,555)
(Increase) decrease in securities purchased under agreements to resell	25,726	(4,290)	(34,260)
Capital expenditures	(6,639)	(13,446)	(31,049)
Acquisition, net of cash acquired	—	(3,000)	—
(Increase) decrease in other assets	1,341	(195)	(94)

Net cash used in investing activities	(59,637)	(18,840)	(66,958)

Cash flows from financing activities:
Dividends paid	(5,000)	(7,500)	—
Principal payments under long-term debt agreements	(2,817)	(2,819)	(2,817)

Net cash used in financing activities	(7,817)	(10,319)	(2,817)

Net increase (decrease) in cash and cash equivalents	1,321	749	(4,666)
Cash and cash equivalents, beginning of year	1,763	1,014	5,680

Cash and cash equivalents, end of year	$3,084	$1,763	$1,014

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange which was established in 1872. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be referred to as the “Exchange.” When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the “Company.”

The Company demutualized on November 17, 2000, at which time the book value of the assets and liabilities of New York Mercantile Exchange carried over to NYMEX Division.

The Company exists principally to provide facilities to buy, sell and clear energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter (“OTC”) market. These services facilitate price discovery, hedging, and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. Trading on the Exchange is regulated by the Commodity Futures Trading Commission. To manage the risk of financial nonperformance, the Exchange requires members to post margin.

Basis of Presentation

The consolidated financial statements include the accounts of NYMEX Holdings and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries NYMEX Division, COMEX Division, COMEX Clearing Association, Inc. (“CCA”), NYMEX Technology Corp. (which became inactive in November 1996), and Tradingear Acquisition LLC. Intercompany balances and transactions have been eliminated in consolidation. COMEX Division and CCA were acquired by the Company in 1994. While CCA is still in existence, its operations were consolidated into the NYMEX Division in May 2003.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments at the balance sheet date. The carrying values of the Company’s assets approximate their fair values and, where applicable, are based on current market prices. The carrying values of the Company’s liabilities approximate their fair values except for the fair value of the Company’s notes payable, which are based upon their future cash flows for principal and interest payments, discounted at prevailing interest rates for securities of similar terms and maturities.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of the accompanying consolidated financial statements and related notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

During 2004, the Company changed its estimated useful lives for internally developed software costs from a range of 3 to 5 years to a range of 3 to 7 years. During 2003, the Company changed its estimated useful lives for technology equipment from a range of 4 to 7 years to a range of 3 to 7 years, based on management’s belief that certain of this equipment has shorter useful lives under the Company’s new technology strategy than originally estimated.

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company maintains substantially all of its cash balances with major financial institutions.

Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are carried at contract value, as specified in the agreements. The market value of securities purchased under agreements to resell is monitored by the Company and additional collateral is obtained as necessary to protect against credit exposure. At December 31, 2004 and 2003, U.S. government securities held in a segregated account by a U.S. money-center bank collateralized the securities purchased under agreements to resell.

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

Trading securities are bought and held principally for the purpose of selling them in the near future and are carried at market value based on quoted market prices and unrealized gains and losses are recognized in income currently. Realized gains and losses from the sales of marketable securities are determined on a specific identification basis.

The Company has provided financial guarantees and pledged collateral with one of its investment managers relating to a membership seat financing program. The investment manager retains a collateral interest in the underlying Company investments equal to 118% of the outstanding loan balance. The Company has not set up allowances for loan losses as the Company retains the exclusive right to assert its lien on, and security interest in, the membership seat.

Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 144”). The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is provided utilizing the straight-line method over the estimated useful lives of the assets or lease terms, whichever is shorter.

The following table summarizes the years over which significant assets are generally depreciated or amortized:

Building and improvements	20 to 60 years
Information system equipment	3 to 7 years
Furniture, fixtures, office machinery and other	3 to 10 years
Internally developed software costs	3 to 7 years
Leasehold improvements	10 to 20 years

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of the COMEX Division. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which states that goodwill must be tested for impairment on an annual basis. Prior to 2002, goodwill was being amortized on a straight-line basis over a period of 15 years. The Company completed its impairment testing for the years ended December 31, 2004, 2003 and 2002, and determined that there were no impairment losses related to goodwill for any of the periods presented. The measurement of possible impairment is based on the most recent sales of COMEX Division membership interests. COMEX Division membership interests, or “seats”, are purchased from existing COMEX Division members at prevailing market prices. These prices are established through a bid-and-ask system.

Revenue Recognition

Clearing and Transaction Revenue

The largest sources of the Company’s operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated. Clearing and transaction fees receivable are monies due from clearing member firms. Exposure to losses on receivables is principally

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dependent on each member firm’s financial condition. Seats owned by NYMEX Division and COMEX Division members collateralize fees owed to the Company. At the end of December 31, 2004 and 2003, no clearing and transaction fees receivable balance was greater than the member’s seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member’s seat in order to satisfy its receivable.

The Company has various discretionary rebate and cost reduction programs to reduce operating costs of certain market participants. In addition, during 2003 and 2002, the Company maintained, on a discretionary basis, a proprietary fee reduction program pursuant to which certain clearing fees of NYMEX Division members were substantially reduced. Clearing and transaction fees were reduced by $14.0 million and $5.2 million in 2003 and 2002, respectively, as a result of this program. This program was eliminated effective December 31, 2003.

Market Data Revenues

The Company provides real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors.

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

Postretirement and Postemployment Benefits other than Pensions

The Company provides certain postretirement benefits to its employees, which are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions, which requires the Company to accrue the estimated cost of retiree benefit payments other than pensions during the employees’ active service lives. Such benefits consist principally of health care benefits. In addition, the Company offers various postemployment benefits to employees after employment but before retirement. The benefits are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, which requires the Company to accrue the estimated cost of future postemployment benefits, which are funded on a pay-as-you-go basis. Postemployment benefits include both short-term disability, income benefits and long-term disability-related health benefits.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred taxes be established based upon the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

Earnings per Share

The Company has only one type of earnings per share calculation, basic earnings per share. In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share are based on the weighted-average number of common shares outstanding in each year. There are no common stock equivalents and, thus, no dilution of earnings per share. Earnings per share were $33,538, $10,882 and $15,072 in 2004, 2003 and 2002, respectively.

Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPortSM Trading and NYMEX ClearPortSM Clearing. The Company reports income on a segment basis, but does not allocate assets or goodwill.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGES

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”). This statement revises employer’s disclosures about pension plans and other postretirement benefits, but it does not change the measurement or recognition of those plans. SFAS No. 132(R) retains the disclosure requirements contained in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces, and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For domestic plans of public entities, SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except for the new disclosures related to estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004. The Company has adopted SFAS No. 132(R), and such adoption has not had any effect on the Company’s consolidated results of operations and financial condition.

The adoption of the following recent accounting pronouncements issued by the FASB did not have a material impact on the Company’s consolidated results of operations and financial condition:

•	SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4;

•	SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions—An Amendment of FASB No. 66 and 67;

•	SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions; and

•	SFAS No. 123 (R), Share-Based Payment.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDITS

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $256,000 and $377,000 at December 31, 2004

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2003, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This allowance was $121,000 and $243,000 at December 31, 2004 and 2003, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At December 31, 2004, the combined amounts due from customers with the ten highest receivable balances represented 88% of the total accounts receivable balance. Accounts receivable for market data revenues are included in other current assets on the Company’s consolidated balance sheets.

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment, long distance telephone service and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $665,000 and $610,000 at December 31, 2004 and 2003, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s consolidated balance sheets.

NOTE 4. COLLATERALIZATION

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At December 31, 2004, 2003 and 2002, the Company accepted collateral in the form of U.S. treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at December 31, 2004 and 2003 was $19.3 million and $45.1 million, respectively.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Buildings and improvements	$186,645	$180,938
Information systems equipment	51,324	49,287
Office furniture, fixtures, machinery and equipment	36,907	38,194
Internally developed software	11,563	21,079
Leasehold improvements	13,522	13,040

	299,961	302,538
Less: accumulated depreciation and amortization	(105,242)	(93,751)

	$194,719	$208,787

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $21.8 million, $24.7 million and $20.9 million, respectively. Depreciation and amortization expense is recorded net of amortization of the deferred credit related to the grant for the building of $2.1 million for each year. Amortization of leasehold improvements is included in depreciation and amortization expense in the consolidated statements of income.

During 2003, the Company continued development of a new technology strategy, which is designed to standardize and simplify the Company’s technology infrastructure. In conjunction with this strategy, the functionality and useful lives of existing technology assets were evaluated. As a result of this evaluation, the Company shortened the estimated useful lives of a significant component of its existing technology infrastructure, resulting in a $5.3 million charge in the fourth quarter of 2003.

The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete. Asset impairment and disposal losses for the years ended December 31, 2004, 2003 and 2002 were $5.4 million, $2.3 million and $12.6 million, respectively.

NOTE 6. NOTES PAYABLE

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issue contained three series, each with different maturities, interest rates, and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

	December 31,
	2004	2003
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$19,732	$22,549
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	88,732	91,549
Less current maturities	(2,817)	(2,817)

Total long-term debt	$85,915	$88,732

Notes payable that become due during the next five years are as follows:

2005	$2,817
2006	$2,817
2007	$2,817
2008	$2,817
2009	$2,817

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2004, 2003 and 2002, respectively, are as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Cash paid for:
Interest	$7,048	$7,258	$7,477

Income taxes	$21,720	$5,595	$1,232

Noncash investing and financing activities:
Purchase of assets under capital lease obligation	$955	$—	$—

NOTE 8. MEMBERS’ RETIREMENT PLAN AND BENEFITS

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX merger agreement, the Company is required to fund the plan with a minimum annual contribution of $400,000 until the plan is fully funded. The Company funded the plan by $800,000 in each of the years ended December 31, 2004, 2003 and 2002. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Corporate contributions are charged against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the COMEX MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NOTE 9. DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Plan member. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 40% after two full years of service, and then 20% per year until fully vested at 100% after five years of service. The Company’s total contributions to the Plan were $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 10. DEFERRED COMPENSATION

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At December 31, 2004 and 2003, deferred compensation amounted to $2.2 million and $2.0 million, respectively, and is included in accrued salaries and related liabilities in the consolidated balance sheets.

NOTE 11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. In May 2004, the FASB issued Staff Position No. 106-2 (“FAS No. 106-2”) under the same title. FAS No. 106-2 provides guidance on accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The Company has concluded that it will likely not be eligible to receive a subsidy. Therefore, the Act is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows. The measurement date used to determine postretirement benefit measures for the postretirement benefit plan is December 31 of each year.

Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s consolidated financial statements:

	December 31,
	2004	2003
	( in thousands)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$4,366	$6,109
Service costs	317	220
Interest costs	331	247
Actuarial (gain) loss	1,555	(150)
Adjustment for prior years’ overstatement	—	(1,784)
Benefits paid	(312)	(276)

Accumulated postretirement benefit obligation, end of year	$6,257	$4,366

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
	( in thousands)
Funded status:
Accumulated postretirement benefit obligation, end of year	$6,257	$4,366
Unrecognized transition obligation	—	—
Unrecognized prior service cost	518	575
Unrecognized net gain (loss)	(1,007)	537

Accrued postretirement benefit cost, end of year	$5,768	$5,478

The net periodic postretirement benefit cost consists of the following:

	December 31,
	2004	2003	2002
	(in thousands)
Service costs	$317	$220	$428
Interest costs	331	246	355
Amortization of transition obligation	—	—	83
Amortization of prior service costs	(57)	(57)	(101)
Amortization of net (gain) loss	11	(23)	(18)

Net periodic postretirement benefit cost	602	386	747
Adjustment for prior years’ overstatement	—	(1,102)	—

Total net period postretirement benefit cost	$602	$(716)	$747

Assumptions:
Discount rate	5.75%	6.00%	6.50%
Health care cost trend rate	10.00%	8.50%	9.00%

The health care cost trend rate is assumed to decrease gradually to 5.25% by 2010 and remain level thereafter.

The following table presents the estimated future net benefit payments:

Fiscal Year	Net Benefit Payments
(in thousands)
2005	$324
2006	$335
2007	$341
2008	$330
2009	$322
2010 - 2014	$1,562

The following shows the impact of a 1% change in the trend rate:

	2004
	1% Increase	1% Decrease
	(in thousands)
Effect on total of service and interest costs	$9	$(10)
Effect on accumulated postretirement benefit obligation	$76	$(89)

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, the Company reduced its accrued postretirement benefit cost by $1.1 million, which was attributable to revisions to certain assumptions made in earlier years. Accordingly, the Company reduced salaries and employee benefits expenses in the consolidated statements of income by a similar amount in 2003, of which $0.3 million, $0.1 million and $0.8 million were attributable to 2002, 2001 and 2000 and prior years, respectively. The Company believes that the effect of the adjustment was not material to its consolidated financial position or results of operations for any of the years impacted and accordingly, the full amount was recorded in 2003.

NOTE 12. DEFERRED CREDITS

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

In 2002, the Company entered into an agreement and received a $5.0 million grant from the ESDC. This agreement requires the Company to maintain certain annual employment levels, and the grant is subject to recapture amounts on a declining scale over time. The grant is recognized in income ratably in accordance with a recapture schedule.

NOTE 13. POSTEMPLOYMENT BENEFITS

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at December 31, 2004 and December 31, 2003 were $0.9 million and $1.0 million, respectively.

NOTE 14. INCOME TAXES

The provision for income taxes in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, respectively, consisted of the following:

	2004	2003	2002
	(in thousands)
Current:
Federal	$14,619	$8,426	$11,666
State and local	8,238	3,795	4,770

Total	22,857	12,221	16,436

Deferred:
Federal	(1,760)	(4,095)	(3,163)
State and local	(878)	(1,065)	(511)

Total	(2,638)	(5,160)	(3,674)

Total provision	$20,219	$7,061	$12,762

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before the provision for income taxes is as follows:

	2004	2003	2002
Statutory U.S. federal tax rate	35.0%	34.0%	34.0%
State and local taxes, net of federal benefit	10.3	11.4	10.9
Change in estimate	—	3.1	6.0
Tax-exempt income	(1.6)	(6.0)	(3.0)
Deferred credit amortization - grant for building construction	—	—	(2.9)
Valuation allowance	(1.5)	0.6	2.3
Other, net	0.3	1.2	3.6

Effective tax rate	42.5%	44.3%	50.9%

At December 31, the components of net deferred tax assets (liabilities) were as follows:

	2004	2003
	(in thousands)
Current
Assets:
Accrued expenses	$2,723	$4,002
Allowance for member credits adjustments	—	110
Other	27	159

Total	2,750	4,271

Liabilities:
Unrealized gains on marketable securities	—	137
Other	160	—

Total	160	137

Total current net deferred tax assets	$2,590	$4,134

Noncurrent
Assets:
Postretirement benefits	$2,943	$3,380
Deferred compensation	878	891
COMEX MRRP	2,820	3,215
COMEX MRRP contribution and earnings	2,417	2,096
Demutualization costs	345	806
Federal net operating loss carryforwards	318	361
Charitable contributions carryforward	955	3,422
AMT credit carryforwards	—	796
State and city operating losses	—	—
Other	840	892

Total	11,516	15,859
Less valuation allowance	(821)	(1,637)

Total noncurrent deferred tax assets	10,695	14,222

Liabilities:
Capitalization of software	319	4,120
Depreciation and amortization	12,373	16,063

Total noncurrent deferred tax liabilities	12,692	20,183

Total net noncurrent deferred tax liabilities	$(1,997)	$(5,961)

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has determined that the realization of the recognized gross deferred tax asset of $13.4 million at December 31, 2004 is more likely than not, based on taxable temporary differences and anticipated future taxable income. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced.

The Company maintained valuation allowances of $0.8 million and $1.6 million in 2004 and 2003, respectively, in accordance with the provisions of SFAS No. 109. The allowances were established due to the uncertainty of realizing certain tax carryforwards. The reduction in the valuation allowance in 2004 was due to charitable contribution carryovers that were utilized on the Company’s 2003 income tax return.

NOTE 15. MARGIN DEPOSITS AND GUARANTY FUNDS

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

Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. treasury securities, ranging from $100,000 to $2.0 million, per division, based upon such clearing member firm’s reported regulatory capital, in a fund known as a guaranty fund. Historically, separate and distinct guaranty funds were maintained for the NYMEX Division and the COMEX Division. Effective May 16, 2003, the NYMEX Division assumed all of the clearing functions of the COMEX Division. Accordingly, the deposits were aggregated and are now maintained in a single guaranty fund (the “Guaranty Fund”) which may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. Although there is now one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPortSM Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs. Additionally, the Company intends to enter into a revolving credit agreement during the first quarter of 2005. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at December 31, 2004 and 2003 (in thousands):

	December 31, 2004			December 31, 2003
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$521	$54	$575	$67	$81	$148
Securities held for resale	31,950	2,300	34,250	92,450	4,640	97,090

Total cash and securities	32,471	2,354	34,825	92,517	4,721	97,238

Cash and securities earning interest for members
Money market funds	2,914,820	—	2,914,820	2,099,620	—	2,099,620
U.S. treasuries	7,322,495	148,026	7,470,521	5,108,929	149,911	5,258,840
Letters of credit	511,002	—	511,002	408,632	—	408,632

Total cash and securities	10,748,317	148,026	10,896,343	7,617,181	149,911	7,767,092

Total funds	$10,780,788	$150,380	$10,931,168	$7,709,698	$154,632	$7,864,330

NOTE 16. ACQUISITION

On March 31, 2003, the Company acquired the assets and assumed certain liabilities of TradinGear.com (“TradinGear”), a Delaware limited liability company in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price was $3,000,000 in cash. The Company considered, among other things, the value of the above-mentioned exclusive license as well as the potential additional revenue generated from TradinGear’s customer contracts in determining the consideration furnished for TradinGear’s assets.

NOTE 17. SEGMENT REPORTING

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPortSM Trading and NYMEX ClearPortSM Clearing. The Company reports income on a segment basis. Operating revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses are allocated based on the proportion of operating revenues attributed to each segment. The prior years’ segment information has been restated to reflect this methodology of reporting each segment.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to these business segments is set forth below (in thousands):

	Year Ended December 31, 2004
	Open Outcry	Electronic Trading and Clearing	Total
Operating revenues	$180,022	$57,410	$237,432
Depreciation and amortization	16,525	5,270	21,795
Other operating expenses	125,032	39,873	164,905

Operating income	38,465	12,267	50,732
Investment income, net	3,893	—	3,893
Interest expense	7,039	—	7,039
Provision for income taxes	15,006	5,213	20,219

Net income	$20,313	$7,054	$27,367

	Year Ended December 31, 2003
	Open Outcry	Electronic Trading and Clearing	Total
Operating revenues	$153,557	$30,611	$184,168
Depreciation and amortization	20,577	4,102	24,679
Other operating expenses	116,930	23,310	140,240

Operating income	16,050	3,199	19,249
Investment income, net	3,929	—	3,929
Interest expense	7,237	—	7,237
Provision for income taxes	5,644	1,417	7,061

Net income	$7,098	$1,782	$8,880

	Year Ended December 31, 2002
	Open Outcry	Electronic Trading and Clearing	Total
Operating revenues	$168,204	$21,000	$189,204
Depreciation and amortization	18,603	2,323	20,926
Other operating expenses	124,665	15,564	140,229

Operating income	24,936	3,113	28,049
Investment income, net	4,467	—	4,467
Interest expense	7,455	—	7,455
Provision for income taxes	11,177	1,585	12,762

Net income	$10,771	$1,528	$12,299

The Company does not account for, and does not report to management, its assets (other than goodwill and other intangible assets for SFAS No. 142 reporting purposes) or capital expenditures by business segment. Foreign source revenues and long-lived assets located in foreign countries are immaterial to the consolidated results of operations and financial position of the Company and are, therefore, not disclosed separately.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of December 31, 2004. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses and is vigorously defending each matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of these matters could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company has been named as a defendant in the following legal actions:

Enrique Rivera and Edith Rivera v. New York Mercantile Exchange, Mark Kessloff, Les Faison, Brian Bartichek and John Does “1-10.” This action was pending in New York State Supreme Court (Bronx County). NYMEX Exchange was served with the summons and complaint on or about April 22, 1999. This was a case of alleged ethnic discrimination. Plaintiff sought an unspecified amount of compensatory and punitive damages. The plaintiff filed a Note of Issue on or about September 27, 2002. This matter was settled on January 27, 2004 and did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. On November 20, 2002, NYMEX Exchange commenced an action in United States District Court for the Southern District of New York against IntercontinentalExchange, Inc. (“ICE”). The amended complaint alleges claims for: (a) copyright infringement by ICE arising out of ICE’s uses of certain NYMEX Exchange settlement prices; (b) service mark infringement by reason of use by ICE of the service marks NYMEX and NEW YORK MERCANTILE EXCHANGE; (c) violation of trademark anti-dilution statutes; and (d) interference with contractual relationships. On January 6, 2003, ICE served an Answer and Counterclaims, in which ICE alleges five counterclaims against NYMEX Exchange as follows: (1) a claim for purported violation of Section 2 of the Sherman Act, 15 U.S.C. § 2, for NYMEX Exchange’s allegedly trying to maintain a monopoly in the execution of the North America energy futures and expand the alleged monopoly into the execution and clearing of North American OTC energy contracts by attempting to deny ICE access to NYMEX Exchange settlement prices; (2) a claim for purported violation of Section 1 of the Sherman Act by conspiring with certain of its members to restrain trade by attempting to deny ICE access to NYMEX Exchange settlement prices; (3) a claim for alleged violation of Section 2 of the Sherman Act by NYMEX Exchange purportedly denying ICE access to NYMEX Exchange’s settlement prices which are allegedly an “essential facility”; (4) a claim for purported violation of Section 1 of the Sherman Act and Section 3 of the Clayton Act by NYMEX Exchange allegedly tying execution services for North American energy futures and options to clearing services; and (5) a claim for purported violation of the Lanham Act through false advertising with respect to certain services offered by NYMEX Exchange and services offered by ICE. The counterclaims request damages and trebled damages in amounts not specified yet by ICE in addition to injunctive and declaratory relief.

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

The Company has defended counterclaims filed against it by the defendant in the following legal action:

New York Mercantile Exchange, Inc. v. Kai Neumann and Codeland, Inc. On May 18, 2004, NYMEX Exchange commenced an action in New York State Supreme Court. This action arises from defendants’

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleged unauthorized use of computer software and other subject matter proprietary to NYMEX Exchange, and asserts causes of action for, among other things, trade secret misappropriation, fraudulent misrepresentation, and breach of fiduciary duties. On June 25, 2004, defendants Neumann and Codeland answered the complaint and interposed several counterclaims against NYMEX Exchange that include causes of action for breach of contract and theft of trade secrets. These counterclaims seek, among other things, $13,000,000 in compensatory damages, $10,000,000 in punitive damages, as well as injunctive relief and additional damages for back pay, front pay, lost fringe benefits, and reinstatement of Neumann’s employment. NYMEX Exchange’s time to reply, move or otherwise respond to these counterclaims was extended to October 12, 2004. On that date NYMEX Exchange moved to dismiss certain counterclaims. In December 2004, the parties settled this action. The settlement was recorded in the third quarter of 2004 and did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases and other contracts. A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of December 31, 2004 as well as an estimate of the timing in which these commitments are expected to expire are set forth on the following table:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4 -5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$5,634	$5,634	$74,647	$88,732
Debt interest	6,837	13,042	12,199	47,569	79,647
Operating leases - facilities	3,995	7,300	7,130	9,145	27,570
Operating leases - equipment	1,053	613	—	—	1,666
Capital lease	474	327	—	—	801
Other long-term obligations	800	1,600	1,600	7,438	11,438

Total contractual obligations	$15,976	$28,516	$26,563	$138,799	$209,854

The Company occupies premises under leases, including a land lease, with various lessors which expire in 2006 through 2069. For the years ended December 31, 2004, 2003 and 2002, rental expense for facilities and land leases amounted to $2.7 million, $4.0 million and $3.8 million, respectively. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. Rents collected from these leases were $8.5 million, $7.3 million and $4.0 million during 2004, 2003 and 2002, respectively, and is recorded in other revenue on the consolidated statements of income. Future minimum rental income for the years 2005 through 2009 are as follows:

(in thousands)
2005	$7,778
2006	7,408
2007	6,939
2008	5,101
2009	4,284

Total	$31,510

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1994, the Company entered into a Letter of Intent with Battery Park City Authority (“BPCA”), the New York City Economic Development Corporation (“EDC”), and the Empire State Development Corporation (“ESDC,” formerly called the New York State Urban Development Corporation) to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. The Company is liable for liquidated damages on a declining scale, with an initial maximum of up to $75.0 million, if it violates terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy, July 7, 1997.

In May 1995, the Company signed a ground lease (expiring June 2069) with BPCA for the site where it constructed its headquarters and trading facility. The lease establishes payments in lieu of taxes (“PILOTs”) due to New York City, as follows: for the trading portion of the facility, PILOTs are entirely abated for the first 20 years after occupancy; for the office portion of the facility, PILOTs are entirely abated for one year after occupancy, at a percentage of assessment (ranging from 25% to 92.5%) for the next 10 years and, thereafter, at an amount equal to assessment. Sub-let space is not eligible for abatements.

In 2002, the Company entered into an agreement and received a $5.0 million grant from Empire State Development Corp. This agreement requires the Company to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, over time.

The Company and the Board of Trade of the City of New York, Inc. (“NYBOT”) entered into a lease agreement that became effective on November 20, 2002. In accordance with this lease agreement, NYBOT is leasing 13,170 square feet on the COMEX Division trading floor and 45,006 square feet of office space for a ten-year term. The rent commencement date for the trading floor space and office space was July 1, 2003 and May 20, 2003, respectively.

Financial Guarantees

The Company adopted FIN No. 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At December 31, 2004, $8.4 million in securities were pledged against the seat loans.

The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and guaranty funds posted by clearing members with the Company’s clearinghouse. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts. The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members at banks, approved by the Company, as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2004, the Company established additional retail customer protection supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

There were no events of default during 2004, in either arrangement, in which a liability should be recognized in accordance with FIN No. 45.

NOTE 19. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The inherent nature of the Company’s business frequently gives rise to related party transactions. The majority of the Company’s shareholders, including several members of its board of directors, frequently do business with the Company. The Company’s board of directors establishes fees and usage charges and also determines the level of payments under any proprietary fee reduction or other cost reduction programs.

Certain members of the Company’s board of directors may serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company’s clearinghouse in connection with services the Company provides. The Company believes that the services provided to these clearing firms are on terms no more favorable to those firms than terms given to other member firms and individual members.

The following are descriptions of material transactions involving the Company and its board of directors and officers:

Vincent Viola, the Chairman of the Board of the Company until March 16, 2004, was the sole shareholder of Pioneer Futures, Inc. (“Pioneer”), which was one of the largest clearing members with whom the Company conducted business. Pioneer terminated its clearing member firm privileges with the Company in September 2004. For the period ended March 31, 2004 (the period covering Mr. Viola’s tenure as Chairman), approximately $2.4 million in revenue was derived from Pioneer from clearing and transaction fees and approximately $164,000 was derived from rental income. For the years ended December 31, 2003 and 2002, revenues of approximately $9.2 million and $8.7 million, respectively, from clearing and transaction fees and approximately $0.7 million and $1.5 million, respectively, from rental income were earned from Pioneer. On March 17, 2004, Mr. Viola entered into an advisor services agreement with the Company for a period of three years.

Sterling Commodities Corp. (“Sterling”), of which David Greenberg, a director of the Company, is the President, currently leases space from the Company at its corporate headquarters facility. The lease expires on November 30, 2007. The aggregate amount of rent collected from Sterling during 2004, 2003 and 2002 was approximately $238,000, $242,000 and $237,000, respectively. Clearing and transaction fees earned from Sterling in 2004, 2003 and 2002 were approximately $1.9 million, $1.6 million and $1.7 million, respectively.

ABN AMRO, Inc. (“ABN AMRO”), by which Richard Schaeffer, the former Treasurer and current Vice Chairman of the Company, is employed as Executive Director-Global Energy Futures, currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from ABN AMRO during 2004 and 2003 was approximately $268,000 and $72,000, respectively.

On January 27, 2003, a wholly-owned subsidiary of the Company, Tradingear Acquisition LLC, entered into an Asset Purchase Agreement with TGFIN Holdings, Inc. (“TGFIN”) and its operating subsidiary, TradinGear.com.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to this agreement, TGFIN and TradinGear.com were paid $3 million for certain assets, including certain tangible assets and software which the Company had previously been licensing from TradinGear.com. This transaction closed on March 31, 2003. On April 2, 2003, Samuel Gaer, Chairman and CEO of TGFIN, became Senior Vice President and Chief Information Officer of the Company. Prior to that date, Mr. Gaer also received approximately $82,500 in consulting fees from the Company in 2003. Mr. Gaer subsequently resigned his position as an officer and director of TGFIN. Mr. Gaer, together with his family, owned at the time of the acquisition approximately 38% of stock of TGFIN.

During 2002, the Company paid approximately $173,000 to Genesis 10, an information technology consulting firm, of which Harley Lippman, a public director of the Company, was the founder and Chief Executive Officer. This director owned 90% of the equity interest of Genesis 10. The Company had a written contractual relationship with Genesis 10 pursuant to which Genesis 10 provided the services of one technology development consultant, who was hired by the Company in 2002.

The Company had invested assets segregated for the benefit of the COMEX Members’ Recognition and Retention Plan of $11.6 million and $11.7 million at December 31, 2004 and 2003, respectively, in a portfolio of fixed income securities managed by Legg Mason Wood Walker, Inc., a securities firm of which Anthony George Gero, a director of the Company, is a senior investment officer.

The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks, Brown Brothers Harriman & Co. Pursuant to this program, the participating member remains primarily liable for the loan that is used to purchase a membership seat and corresponding share of common stock in the Company. The Company guarantees the unpaid balance owed by each participating member, and the Company has the right to liquidate the membership seat and corresponding share of common stock if such member defaults on the loan. The following directors and/or their immediate family member had loan balances relating to this program in excess of $60,000: James McNamara, brother of John L. McNamara, a director of the Company, in the amount of $79,600 and $139,587 at December 31, 2004 and 2003, respectively; Steven Karvellas, a director of the Company, in the amount of $76,000 at December 31, 2003.

The following table below reflects the member loan balances outstanding and collateral held by the Company on behalf of Exchange members participating in the seat financing program at December 31, (in thousands):

	2004	2003
Loan balance outstanding	$7,125	$8,845
Collateral on deposit	$8,408	$10,437

NOTE 20. DISASTER RECOVERY

The September 11, 2001 terrorist attack caused the closure of the Company’s trading facility for four business days and limiting trading hours through the end of the year and into 2002. The Company received an insurance recovery of $17.25 million for losses resulting from the terrorist attack, of which $8.6 million were reimbursements for additional operating costs, and the remaining $8.65 million was for recovery of business interruption insurance as a result of limited trading hours and was recorded in other income in the consolidated statement of operations for the year ended December 31, 2002.

NOTE 21. PARENT COMPANY ONLY INFORMATION

NYMEX Holdings, Inc., the registrant, has two assets, its investments in its wholly-owned subsidiaries, New York Mercantile Exchange, Inc. and Tradingear Acquisition LLC totaling $126.8 million and $105.4 million at

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003, respectively. The registrant has only one liability, dividends payable to shareholders, which were $3.5 million and $2.5 million at December 31, 2004 and 2003, respectively. Net income from these investments on the equity basis of accounting amounted to $27.4 million, $8.9 million and $12.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other than the dividends payable to shareholders, the registrant has no liabilities, material contingencies or guarantees. During 2004, the registrant received no cash dividends from New York Mercantile Exchange, Inc.

NOTE 22. QUARTERLY FINANCIAL DATA (Unaudited) (in thousands, except per share data)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	30,443	33,667	36,862	38,071
COMEX Division	8,213	7,696	6,794	7,740

Total	38,656	41,363	43,656	45,811
Summarized financial data
Operating revenues	$53,237	$56,459	$61,953	$65,783
Operating expenses	41,695	44,113	51,972	48,920

Operating income	11,542	12,346	9,981	16,863
Investment income (loss), net	1,300	(884)	1,809	1,668
Interest expense	1,770	1,770	1,770	1,729
Provision for income taxes	4,830	4,370	4,437	6,582

Net income	$6,242	$5,322	$5,583	$10,220

Basic and diluted earnings per share	$7,650	$6,522	$6,842	$12,525

Common stock prices
High	$1,550	$1,650	$1,650	$2,000
Low	$1,550	$1,650	$1,650	$1,745

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	34,115	26,614	27,963	29,787
COMEX Division	6,169	5,541	7,013	6,700

Total	40,284	32,155	34,976	36,487
Summarized financial data
Operating revenues	$49,625	$40,593	$45,848	$48,102
Operating expenses	37,461	40,760	42,170	44,528

Operating income (loss)	12,164	(167)	3,678	3,574
Investment income, net	686	2,064	643	536
Interest expense	1,822	1,823	1,823	1,769
Provision (benefit) for income taxes	5,273	(103)	960	931

Net income	$5,755	$177	$1,538	$1,410

Basic and diluted earnings per share	$7,053	$217	$1,885	$1,728

Common stock prices
High	$1,325	$1,356	$1,625	$1,625
Low	$1,150	$1,170	$1,500	$1,500