Form 10-Q
period 2005-03-31
NYMEX HOLDINGS INC
filed 2005-05-10
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of May 10, 2005 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of May 5, 2005 was $1,715,640,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of May 5, 2005.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Clearing and transaction fees, net of member rebates	$58,415	$42,881
Market data fees, net	11,049	7,693
Other, net	2,695	2,663
Investment income, net	89	1,028
Interest income from securities lending, net	432	—

Total revenues	72,680	54,265

Expenses
Salaries and employee benefits	15,103	13,632
Occupancy and equipment	6,974	5,978
Depreciation and amortization, net of deferred credit amortization…	4,146	5,291
General and administrative	9,083	6,498
Professional services	8,384	5,744
Telecommunications	1,736	1,454
Marketing	751	754
Other expenses	2,196	2,008
Interest expense	1,725	1,770
Asset impairment and disposition losses	8	64

Total expenses	50,106	43,193

Income before provision for income taxes	22,574	11,072
Provision for income taxes	10,152	4,830

Net income	$12,422	$6,242

Weighted average common shares outstanding, basic and diluted	816	816

Basic and diluted earnings per share	$15,223	$7,650

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,824	$3,084
Collateral from securities lending program	1,454,918	—
Securities purchased under agreements to resell	29,430	19,324
Marketable securities, at market value	145,227	144,950
Clearing and transaction fees receivable, net of allowance for member credits…	21,661	17,309
Prepaid expenses	3,845	3,896
Deferred tax assets	2,590	2,590
Margin deposits and guaranty funds	290,281	34,825
Other current assets	6,863	6,704

Total current assets	1,959,639	232,682

Property and equipment, net	192,576	194,719
Goodwill	16,329	16,329
Other assets	10,627	10,920

Total assets	$2,179,171	$454,650

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$16,898	$15,236
Accrued salaries and related liabilities	6,785	5,015
Payable under securities lending program	1,454,918	—
Margin deposits and guaranty funds	290,281	34,825
Income tax payable	13,184	11,283
Other current liabilities	30,556	31,941

Total current liabilities	1,812,622	98,300

Grant for building construction deferred credit	109,919	110,455
Long-term debt	85,915	85,915
Retirement obligation	11,464	11,622
Deferred income taxes	1,997	1,997
Other liabilities	18,050	19,579

Total liabilities	2,039,967	327,868

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	93,312	93,312
Retained earnings	45,892	33,470

Total stockholders’ equity	139,204	126,782

Total liabilities and stockholders’ equity	$2,179,171	$454,650

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity

	Shares	Amount
Balances at January 1, 2004	816	$—	$93,312	$12,103	$105,415
Net income	—	—	—	27,367	27,367
Dividends declared
Common stock, $7,353/share	—	—	—	(6,000)	(6,000)

Balances at December 31, 2004	816	—	93,312	33,470	126,782
Net income	—	—	—	12,422	12,422

Balances at March 31, 2005 (Unaudited)	816	$—	$93,312	$45,892	$139,204

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$12,422	$6,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,463	5,616
Amortization of intangibles	219	211
Deferred grant credits	(661)	(661)
Deferred rental income	(169)	—
Deferred rent expense	(41)	82
Deferred income taxes	—	(348)
Asset impairment and disposition loss	8	64
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(4,352)	(4,005)
Prepaid expenses	51	(78)
Margin deposits and guaranty fund assets	(255,456)	1,953
Other current assets	(159)	1,260
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,662	(249)
Accrued salaries and related liabilities	1,770	1,297
Margin deposits and guaranty fund liabilities	255,456	(1,953)
Income tax payable	1,901	1,297
Other current liabilities	2,115	2,034
Other liabilities	(1,194)	28
Retirement obligation	(158)	(10)

Net cash provided by operating activities	17,877	12,780

Cash flows from investing activities
(Increase) decrease in collateral from securities lending program	(1,454,918)	—
(Increase) decrease in securities purchased under agreements to resell..	(10,106)	(8,136)
(Increase) decrease in marketable securities	(277)	(2,358)
Capital expenditures	(2,328)	(1,559)
(Increase) decrease in other assets	74	594

Net cash used in investing activities	(1,467,555)	(11,459)

Cash flows from financing activities
Increase in obligation to return collateral under securities lending program	1,454,918	—
Dividends paid	(3,500)	(2,500)

Net cash provided by (used in) financing activities	1,451,418	(2,500)

Net increase (decrease) in cash and cash equivalents	1,740	(1,179)
Cash and cash equivalents, beginning of period	3,084	1,763

Cash and cash equivalents, end of period	$4,824	$584

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

The Company demutualized on November 17, 2000, at which time the book value of the assets and liabilities of New York Mercantile Exchange carried over to the NYMEX Division.

The Company exists principally to provide facilities to buy, sell and clear energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter (“OTC”) market. These services facilitate price discovery, hedging and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. Trading on the Exchange is regulated by the Commodity Futures Trading Commission. To manage the risk of financial nonperformance, the Exchange requires members to post margin.

Significant Accounting Policies

The Company’s significant accounting policies are described in the notes of the December 31, 2004 audited consolidated financial statements included in its Annual Report on Form 10-K.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of NYMEX Holdings and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. Certain reclassifications have been made to the unaudited consolidated financial statements to conform to the current presentation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in Item 15(a) of NYMEX Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2004. Quarterly results are not necessarily indicative of results for any subsequent period.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic net earnings per common share excludes dilution and is computed by dividing net income by the weighted average of the Company’s common shares outstanding for the period. Diluted net earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company does not have common stock equivalents, therefore, diluted earnings per share is equal to basic earnings per share. For the three months ended March 31, 2005 and 2004, basic and diluted earnings per share were $15,223 and $7,650, respectively.

Recent Accounting Pronouncements and Changes

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN No. 47”), to clarify the timing of the recording of certain asset retirement obligations required by SFAS No. 143, Accounting for Asset Retirement Obligations. FIN No. 47 is effective December 31, 2005. The Company is evaluating what impact this pronouncement will have regarding its asset retirement obligations, but currently believes that its implementation will not have a material impact on its consolidated results of operations and financial condition.

2. Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction. At March 31, 2005, the fair value of the securities on loan was approximately $1.4 billion. Interest income and interest expense recognized under this securities lending program was $6.9 million and $6.5 million, respectively, for the three months ended March 31, 2005.

3. Collateralization

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At March 31, 2005, and December 31, 2004, the Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at March 31, 2005 and December 31, 2004 was $29.4 million and $19.3 million, respectively.

4. Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $385,000 and $256,000 at March 31, 2005 and December 31, 2004, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This allowance was $122,000 and $121,000 at March 31, 2005 and December 31, 2004, respectively, which the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company believes is sufficient to cover potential bad debts and subsequent credits. At March 31, 2005, the combined amounts due from vendors with the ten highest receivable balances represented 89% of the total accounts receivable balance. Accounts receivable for market data revenues are included in other current assets on the Company’s consolidated balance sheets.

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $704,000 and $665,000 at March 31, 2005 and December 31, 2004, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s consolidated balance sheets.

5. Notes Payable

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At March 31, 2005 and December 31, 2004, the notes payable balance, including the current portion, was $88.7 million.

6. Incentive Programs

The Company has various discretionary rebate programs that reduce operating costs of certain market participants. These programs were designed to provide incentives to third parties to establish business with the Company. During the three-month period ended March 31, 2005, these programs totaled $2.8 million, compared to $2.3 million in the prior year period.

7. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash paid for:
Interest	$6,519	$—

Income taxes	$8,250	$3,876

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Margin Deposits and Guaranty Funds

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

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

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPortSM Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs. Additionally, the Company intends to enter into a revolving credit agreement during 2005. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005			December 31, 2004
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$4,901	$5	$4,906	$521	$54	$575
Securities held for resale	278,400	6,975	285,375	31,950	2,300	34,250

Total cash and securities	283,301	6,980	290,281	32,471	2,354	34,825

Cash and securities earning interest for members
Money market funds	2,409,075	—	2,409,075	2,914,820	—	2,914,820
U.S. treasuries	8,551,810	143,920	8,695,730	7,322,495	148,026	7,470,521
Letters of credit	583,002	—	583,002	511,002	—	511,002

Total cash and securities	11,543,887	143,920	11,687,807	10,748,317	148,026	10,896,343

Total funds	$11,827,188	$150,900	$11,978,088	$10,780,788	$150,380	$10,931,168

9. Commitments and Contingencies

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts. A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of March 31, 2005, as well as an estimate of the timing in which these commitments are expected to expire, are set forth on the following table:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$74,647	$88,732
Long-term debt interest	6,837	6,626	6,416	6,205	5,994	47,569	79,647
Operating leases—facilities	3,000	3,720	3,579	3,551	3,579	9,145	26,574
Operating leases—equipment	874	615	52	—	—	—	1,541
Capital lease	358	327	—	—	—	—	685
Other long-term obligations	800	800	800	800	800	7,438	11,438

Total contractual obligations	$14,686	$14,905	$13,664	$13,373	$13,190	$138,799	$208,617

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2005 through 2069. For the three months ended March 31, 2005 and 2004, rental expense for facilities and the land lease amounted to $0.8 million and $0.5 million, respectively.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases space to tenants in its headquarters facility. Rental income recorded from these leases was $2.0 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively, and is recorded in other revenue in the consolidated statements of income. Future minimum rental income for the years 2005 through 2009 are as follows:

(in thousands)
2005	$6,339
2006	8,083
2007	7,614
2008	5,776
2009	4,959

Total	$32,771

Financial Guarantees

The Company adopted FIN No. 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At March 31, 2005, there were total seat loan balances of $12.0 million and securities pledged against the seat loan balances of $14.2 million.

The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and guaranty funds posted by clearing members with the Company’s clearinghouse. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts. The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

During 2004, the Company established additional retail customer protection supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

There were no events of default during the three months ended March 31, 2005, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of March 31, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

10. Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPortSM Trading and NYMEX ClearPortSM Clearing. The Corporate/Other column represents income earned on the Company’s investments, as well as interest expense incurred on its obligations. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses, excluding interest, are allocated based on the proportion of total revenues attributed to each segment. The prior year segment information has been restated to reflect this methodology of reporting each segment.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended March 31, 2005
	Open Outcry	Electronic Trading and Clearing	Corporate / Other	Total
Total revenues	$50,318	$21,841	$521	$72,680
Depreciation and amortization	2,891	1,255	—	4,146
Other operating expenses	30,846	13,389	1,725	45,960

Income (loss) before provision (benefit) for income taxes	16,581	7,197	(1,204)	22,574
Provision (benefit) for income taxes	7,455	3,239	(542)	10,152

Net income (loss)	$9,126	$3,958	$(662)	$12,422

	Three Months Ended March 31, 2004
	Open Outcry	Electronic Trading and Clearing	Corporate / Other	Total
Total revenues	$43,196	$10,041	$1,028	$54,265
Depreciation and amortization	4,293	998	—	5,291
Other operating expenses	29,317	6,815	1,770	37,902

Income (loss) before provision (benefit) for income taxes	9,586	2,228	(742)	11,072
Provision (benefit) for income taxes	4,181	973	(324)	4,830

Net income (loss)	$5,405	$1,255	$(418)	$6,242

The Company does not account for, and does not report to management, its assets (other than goodwill and other intangible assets for SFAS No. 142 reporting purposes) or capital expenditures by business segment. Foreign source revenues and long-lived assets located in foreign countries are not material to the consolidated results of operations and financial position of the Company and are, therefore, not disclosed separately.

11. Members’ Retirement Plan and Benefits

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX merger agreement, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan by $800,000 in each of the years ended December 31, 2004, 2003 and 2002. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Corporate contributions are charged against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the COMEX MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at March 31, 2005 and December 31, 2004 exceed the amount of the accumulated obligations.

The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s unaudited consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2005	2004
Service costs	$88	$65
Interest costs	88	63
Amortization of prior service costs	(14)	(14)
Amortization of net (gain) loss	6	(1)

Total net period postretirement benefit cost	$168	$113

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Subsequent Events

On April 8, 2005, the Company announced that its newly established subsidiary, NYMEX Europe Limited, filed an application with the Financial Services Authority to become a U.K. recognized investment exchange based in London. The Company began open outcry trading of Brent crude oil futures in Dublin in November 2004 and plans to commence open outcry trading in London as soon as regulatory approval is received.

On April 19, 2005, the Company announced the re-opening of its Washington, D.C. office. The Company’s physical presence in Washington D.C. will be important in addressing the many regulatory issues impacting the industry.

On April 21, 2005, the Company announced that it has received a preliminary indication of interest from two private equity firms, acting as a group, to acquire a minority stake in the Company. This preliminary indication is subject to due diligence and other conditions and is being reviewed by the Company and its advisers.

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

Since its founding 133 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon 2004 volume of approximately 169 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas, and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes. NYMEX ClearPortSM Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The NYMEX ClearPortSM Clearing system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 60 energy futures contracts.

Note Regarding Forward-Looking Statements

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2004 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company today, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to trading and clearing contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Market Conditions

For the three months ended March 31, 2005, the volume of total futures and options contracts traded and cleared was 47.4 million contracts, an increase of 8.7 million contracts or 22.5% from 38.7 million contracts for the same period last year.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPortSM Clearing. NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPortSM Clearing.

Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Prior to the filing of the second quarter 2004 Form 10-Q, the Company did not include settlement and exercise volumes in its volume disclosures. Accordingly, prior period volume information has been adjusted to include such transactions for comparative purposes. Open interest represents the number of contracts at March 31, 2005 and 2004 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets—NYMEX Division

For the three months ended March 31, 2005, the volume of futures and options contracts traded and cleared on the NYMEX Division was 33.8 million contracts, an increase of 5.3 million contracts or 18.6% from 28.5 million contracts for the same period last year. Futures contracts volume was 27.2 million contracts, an increase of 3.8 million contracts or 16.2% from 23.4 million contracts for the same period last year. Options contracts volume was 6.6 million contracts, an increase of 1.5 million contracts or 29.4% from 5.1 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended March 31,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	14,459	3,506	17,965	12,730	2,584	15,314
Henry Hub natural gas	4,792	2,162	6,954	3,851	1,985	5,836
N.Y. heating oil	3,403	285	3,688	3,389	143	3,532
N.Y. harbor unleaded gasoline	3,200	291	3,491	3,142	239	3,381
Other	1,357	312	1,669	251	143	394

Total	27,211	6,556	33,767	23,363	5,094	28,457

NYMEX Division Contracts Open Interest

(in thousands)

	At March 31,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	838	1,497	2,335	673	778	1,451
Henry Hub natural gas	465	837	1,302	304	588	892
N.Y. heating oil	182	72	254	155	29	184
N.Y. harbor unleaded gasoline	176	108	284	142	59	201
Other	45	56	101	50	5	55

Total	1,706	2,570	4,276	1,324	1,459	2,783

Light Sweet Crude Oil

For the three months ended March 31, 2005, futures contract volume was 14.5 million contracts, an increase of 1.8 million contracts or 14.2% from 12.7 million contracts for the same period last year. Options contract volume was 3.5 million contracts, an increase of 0.9 million contracts or 34.6% from 2.6 million contracts for the same period last year. Total futures and options contract volume was 18.0 million contracts, an increase of 2.7 million contracts or 17.6% from 15.3 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three months ended March 31, 2005 were due, in part, to the price volatility of crude oil. The price volatility was caused by seasonal factors, in particular, the late winter cold spell in the Northern Hemisphere. Additionally, continued strong global demand for crude oil, particularly in China and the U.S., as well as supply concerns, contributed to the price volatility.

Henry Hub Natural Gas

For the three months ended March 31, 2005, futures contract volume was 4.8 million contracts, an increase of 1.0 million contracts or 26.3% from 3.8 million contracts for the same period last year. Options contract volume was 2.2 million contracts, an increase of 0.2 million contracts or 10.0% from 2.0 million contracts for the same period last year. Total futures and options contracts volume was 7.0 million contracts, an increase of 1.2 million contracts or 20.7% from 5.8 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three months ended March 31, 2005 were due, in part, to concerns about the North American natural gas supply, which contributed to significantly higher prices during the three months ended March 31, 2005 compared to the same period last year, resulting in higher trading activity.

New York Heating Oil

For the three months ended March 31, 2005, futures contract volume was 3.4 million contracts, a slight increase compared to the same period last year. Options contract volume was 0.3 million contracts, an increase of 0.2 million contracts or 200.0% from 0.1 million contracts for the same period last year. Total futures and options contracts volume was 3.7 million contracts, an increase of 0.2 million contracts or 5.7% from 3.5 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three months ended March 31, 2005 were due, in part, to the continuing strong global demand for petroleum products, including heating oil. In addition, seasonal factors caused higher volatility in the heating oil market, resulting in increased trading activity, particularly in options contracts. Finally, high price differentials between heating oil and crude oil have resulted in increased trading activity.

New York Harbor Unleaded Gasoline

For the three months ended March 31, 2005, futures contract volume was 3.2 million contracts, an increase of 0.1 million contracts or 3.2% from 3.1 million contracts for the same period last year. Options contract volume was 0.3 million contracts, an increase of 0.1 million contracts or 50.0% from 0.2 million contracts for the same period last year. Total futures and options contracts volume was 3.5 million contracts, an increase of 0.2 million contracts or 6.1% from 3.3 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three months ended March 31, 2005 were due, in part, to the continuing strong consumer demand for gasoline. In addition, higher crude oil prices contributed to higher gasoline prices, causing volatility in the gasoline market that resulted in increased trading activity. Finally, high price differentials between gasoline and crude oil have resulted in increased trading activity.

Metals Market—COMEX Division

For the three months ended March 31, 2005, the volume of futures and options contracts traded and cleared for the COMEX Division was 7.3 million contracts, a decrease of 0.9 million contracts or 11.0% from 8.2 million contracts for the same period last year. Futures contract volume was 6.3 million contracts, a decrease of 1.0 million contracts or 13.7% from 7.3 million contracts for the same period last year. Options contract volume was 1.0 million contracts, an increase of 0.1 million contracts or 11.1% from 0.9 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended March 31,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	4,195	701	4,896	4,771	684	5,455
Silver	1,202	262	1,464	1,506	195	1,701
High grade copper	917	36	953	973	51	1,024
Aluminum	13	—	13	34	—	34

Total	6,327	999	7,326	7,284	930	8,214

COMEX Division Contracts Open Interest

(in thousands)

	At March 31,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	273	350	623	234	571	805
Silver	99	79	178	111	71	182
High grade copper	119	14	133	83	22	105
Aluminum	7	—	7	9	—	9

Total	498	443	941	437	664	1,101

Gold

For the three months ended March 31, 2005, futures contract volume was 4.2 million contracts, a decrease of 0.6 million contracts or 12.5% from 4.8 million contracts for the same period last year. Options contract volume was 0.7 million contracts, essentially flat compared to the same period last year. Total futures and options contract volume was 4.9 million contracts, a decrease of 0.6 million contracts or 10.9% from 5.5 million contracts for the same period last year.

The Company believes that the decrease in futures contract volume for the three months ended March 31, 2005 was due, in part, to lower volatility levels in the gold market, which led to decreased hedging and speculative demand for gold futures.

Silver

For the three months ended March 31, 2005, futures contract volume was 1.2 million contracts, a decrease of 0.3 million contracts or 20.0% from 1.5 million contracts for the same period last year. Options contract volume was 262,000 contracts, an increase of 67,000 contracts or 34.4% from 195,000 contracts for the same period last year. Total futures and options contract volume was 1.5 million contracts, a decrease of 0.2 million contracts or 11.8% from 1.7 million contracts for the same period last year.

The Company believes that the decrease in futures contract volume for the three months ended March 31, 2005 was due, in part, to the fear of increased inflation as well as the stabilization of the U.S. currency versus other international currencies, which led to decreased hedging and speculative demand for silver futures.

High Grade Copper

For the three months ended March 31, 2005, futures contract volume was 917,000 contracts, a decrease of 56,000 contracts or 5.8% from 973,000 contracts for the same period last year. Options contract volume decreased to 36,000 contracts from 51,000 contracts for the same period last year. Total futures and options contract volume was 953,000 contracts, a decrease of 71,000 contracts or 6.9% compared to the same period last year.

The Company believes that decreases in futures and options contract volume for the three months ended March 31, 2005 were due, in part, to declines in automobile sales and housing starts as a result of higher interest rates.

NYMEX ClearPort SM Clearing

For the three months ended March 31, 2005, futures and options contract clearing volume was 6.3 million contracts, an increase of 4.3 million contracts or over 200% from 2.0 million contracts from the same period last year.

For the three months ended March 31, 2005, there was significant growth in natural gas clearing volume through NYMEX ClearPortSM Clearing. The Company believes this growth was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-Exchange trade execution activities. In addition, significant growth in the number of different natural gas products during the current period and the launch of new products for petroleum, electricity and coal on NYMEX ClearPortSM Clearing contributed to this increase.

NYMEX ClearPortSM Clearing Contracts

(in thousands)

	For the Three Months Ended March 31,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	4,635	1,305	5,940	1,762	2	1,764
Electricity	268	1	269	111	—	111
Petroleum products	83	54	137	112	—	112
Coal	3	—	3	2	—	2

Total	4,989	1,360	6,349	1,987	2	1,989

NYMEX ClearPortSM Clearing Open Interest

(in thousands)

	At March 31,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	2,454	960	3,414	1,079	—	1,079
Electricity	115	7	122	27	—	27
Petroleum products	93	12	105	59	—	59
Coal	1	—	1	1	—	1

Total	2,663	979	3,642	1,166	—	1,166

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Overview

Net income for the three months ended March 31, 2005 was $12.4 million, an increase of $6.2 million from $6.2 million for the same period last year. This increase was the result of revenues increasing by $18.4 million, which was partially offset by increases in operating expenses and income taxes of $6.9 million and $5.3 million, respectively. The increase in revenues was due to an increase in clearing and transaction fees from higher trading and clearing volumes, as well as an increase in market data fees from the implementation of a new price structure which went into effect on January 1, 2005. The increase in operating expenses was due primarily to increases in general and administrative expenses, professional fees and salaries and employee benefits.

The following table summarizes the components of net income for the three months ended March 31, 2005 and 2004 (in thousands, except for share data):

	Three Months Ended March 31,
	2005	2004
Total revenues	$72,680	$54,265
Total expenses	50,106	43,193

Income before provision for income taxes	22,574	11,072
Provision for income taxes	10,152	4,830

Net income	$12,422	$6,242

Basic and diluted earnings per share	$15,223	$7,650

Revenue

Clearing and Transaction Fees, Net

For the three months ended March 31, 2005, clearing and transaction fees were $58.4 million, an increase of $15.5 million or 36.1% from $42.9 million for the same period last year. This increase was due to higher floor trading and NYMEX ACCESS® volumes on the NYMEX Division, higher NYMEX ClearPortSM Clearing volumes and a higher average revenue per contract.

For the three months ended March 31, 2005, revenue per contract was $1.23, an increase of $0.12 per contract compared to $1.11 per contract in the prior year period. This increase was due to the customer trading mix and an increase in the trading of certain products on NYMEX ClearPortSM Clearing and NYMEX ACCESS®, which charge higher rates per trade.

Market Data Fees, Net

For the three months ended March 31, 2005, market data fees were $11.0 million, an increase of $3.3 million or 42.9% from $7.7 million for the same period last year. This increase was due primarily to the implementation of a new price structure that went into effect on January 1, 2005. In addition, the Company began to charge separate vendor administrative fees for the NYMEX Division and COMEX Division in May of 2004. Prior to this, vendors were being charged only one administrative fee for access to market data of both divisions.

Other Revenues, Net

For the three months ended March 31, 2005, other revenues were $2.7 million, essentially flat compared to the same period last year. Additional rental income recorded from the Board of Trade of the City of New York, Inc. (“NYBOT”) was offset by an increase in the Company’s consolidated cost reduction program. This program provides members, who remain current with their balances due to the Company, with credits on telephone and equipment fees that are provided to them by the Company.

Investment Income, Net

For the three months ended March 31, 2005, investment income was $0.1 million, a decrease of $0.9 million from $1.0 million for the same period last year. This decrease was due primarily to unrealized losses on fixed income securities in the current year period compared to the same period last year which reported unrealized gains.

Interest Income from Securities Lending, Net

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. For the three months ended March 31, 2005, interest income from securities lending, net was $0.4 million, composed of $6.9 million of interest income and $6.5 million of interest expense (see Note 2 to the unaudited consolidated financial statements).

Operating Expenses

Salaries and Employee Benefits

For the three months ended March 31, 2005, salaries and employee benefit expenses were $15.1 million, an increase of $1.5 million or 11.0% from $13.6 million for the same period last year. This increase was due primarily to higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, compared to the same period last year. In addition, the Company incurred additional temporary staffing during the current year period to assist in the start-up of its trading floor in Dublin, Ireland. These increases were partially offset by a decline in severance costs during the current year period.

Occupancy and Equipment

For the three months ended March 31, 2005, occupancy and equipment expenses were $7.0 million, an increase of $1.0 million or 16.7% from $6.0 million for the same period last year. This increase was due primarily to equipment maintenance costs, as well as repair and maintenance costs to the Company’s headquarters building. In addition, the current year period includes rent and associated expenses incurred by the Company on its trading floor in Dublin, Ireland, which was not in existence during the prior year period.

Depreciation and Amortization

For the three months ended March 31, 2005, depreciation and amortization expenses were $4.1 million, a decrease of $1.2 million or 22.6% from $5.3 million for the same period last year. This decrease was due primarily to the write-off of fixed assets during the quarter ended September 30, 2004, which was a result of the Company identifying, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. This resulted in a lower fixed asset base during the three-month period ended March 31, 2005 which, in turn, yielded lower depreciation compared to the same period last year. The Company is currently in the process of remediating this weakness and has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. In addition, the Company will be implementing new automated processes to replace certain manual processes.

General and Administrative

For the three months ended March 31, 2005, general and administrative expenses were $9.1 million, an increase of $2.6 million or 40.0% from $6.5 million for the same period last year. This increase was due primarily to travel related costs associated with the establishment and operation of the Company’s trading floor in Dublin, Ireland. In addition, on February 14, 2005, the Company announced its plans to launch an open outcry futures exchange in London, England, which resulted in additional costs not present in the prior year period. Finally, transaction incentives, designed to provide incentives to third parties to establish business with the Company, increased in the current year period. A portion of these transaction incentives were related to the Dublin trading facility, and the Company expects to incur increased incentive costs in the near future for this initiative. The Company believes that these incentive costs are necessary to promote trading in Dublin.

Professional Services

For the three months ended March 31, 2005, professional services expenses were $8.4 million, an increase of $2.7 million or 47.4% from $5.7 million for the same period last year. This increase was due primarily to higher legal and tax consulting fees the Company incurred to support its business expansion initiatives. In addition, financial and technical consulting to support technology and strategic business initiatives increased during the current year period.

Telecommunications

For the three months ended March 31, 2005, telecommunications expenses were $1.7 million, an increase of $0.2 million or 13.3% from $1.5 million for the same period last year. This increase was due primarily to higher data communication expenses in the current year period needed to support the growth in market data fees.

Marketing

For the three months ended March 31, 2005, marketing expenses were $0.8 million, essentially flat compared to the same period last year. Increases in advertising and other marketing expenses were offset by a decrease in conference and special event expenses during the current year period.

Other Expenses

For the three months ended March 31, 2005, other expenses were $2.2 million, an increase of $0.2 million or 10.0% from $2.0 million for the same period last year. This increase was due primarily to higher charitable contributions in the current year period.

Interest Expense

For the three months ended March 31, 2005, interest expense was $1.7 million, slightly down from the same period last year. The decrease was due to principal payments on the Company’s long-term debt.

Asset Impairment and Disposition Losses

The loss on impairment and disposition of property and equipment for the three-month period ended March 31, 2005 was $8,000 compared to $64,000 for the same period last year. The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete.

Provision for Income Taxes

The Company’s effective tax rate was 45.0% for the three months ended March 31, 2005, compared to 43.6% for the same period last year. The difference between the effective tax rates was due primarily to an increase in the federal statutory rate, as well as a lower proportion of tax-exempt income, both results of higher pre-tax income in the current year period.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At March 31, 2005, the Company had $179.5 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at March 31, 2005 was $147.0 million.

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

The following table is a summary of significant cash flow categories for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$17,877	$12,780
Investing activities	(1,467,555)	(11,459)
Financing activities	1,451,418	(2,500)

Net increase (decrease) in cash and cash equivalents	$1,740	$(1,179)

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities for the three months ended March 31, 2005 was $17.9 million, an increase of $5.1 million compared to the same period last year. This increase was due primarily to an increase in operating revenues offset, in part, by an increase in income tax payments during the current year period.

Under a securities lending program with JPMorgan, the Company lends out securities in exchange for cash collateral which, in turn, is invested on an overnight basis. The cash collateral received is recorded as a liability and presented in financing activities on the Company’s consolidated statements of cash flows. The corresponding investment is recorded as an asset and presented in investing activities on the Company’s consolidated statements of cash flows.

Net cash used in investing activities for the three months ended March 31, 2005, exclusive of securities purchased under the securities lending program, was $12.6 million, an increase of $1.1 million compared to the same period last year. This increase was due primarily to higher capital expenditures, as well as an investment of higher operating cash flows into securities purchased under agreements to resell during the current year period.

Net cash used in financing activities for the three months ended March 31, 2005, exclusive of cash received under the securities lending program, was $3.5 million, an increase of $1.0 million compared to the same period last year. This represents payment of a cash dividend to the Company’s common stockholders of $4,289 per share compared to $3,064 per share in the prior year period. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the United States government and its agencies. The Company also invests in equity securities. At March 31, 2005 and December 31, 2004, cash and investments were as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$4,824	$3,084
Securities purchased under agreements to resell	29,430	19,324
Marketable securities	145,227	144,950

	$179,481	$167,358

Included in marketable securities at March 31, 2005 are investments totaling $12.0 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 11 to the unaudited consolidated financial statements). Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 9 to the unaudited consolidated financial statements).

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

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

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

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPortSM Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs. Additionally, the Company intends to enter into a revolving credit agreement during 2005. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

During 2004, the Company established additional retail customer protection supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

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

As part of the Exchange’s powers and procedures designed to support contract obligations in the event of a default, the Exchange may levy assessments on any of its clearing members if there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member firm is the lesser of $30 million or 40% of such clearing member firm’s reported regulatory capital.

The Company is entitled to earn interest on cash and investment balances recorded as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 8 to the unaudited consolidated financial statements, Margin Deposits and Guaranty Funds, sets forth Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2005 and December 31, 2004.

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts.

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of March 31, 2005, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$74,647	$88,732
Long-term debt interest	6,837	6,626	6,416	6,205	5,994	47,569	79,647
Operating leases—facilities	3,000	3,720	3,579	3,551	3,579	9,145	26,574
Operating leases—equipment	874	615	52	—	—	—	1,541
Capital lease	358	327	—	—	—	—	685
Other long-term obligations	800	800	800	800	800	7,438	11,438

Total contractual obligations	$14,686	$14,905	$13,664	$13,373	$13,190	$138,799	$208,617

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

Subsequent Events

On April 8, 2005, the Company announced that its newly established subsidiary, NYMEX Europe Limited, filed an application with the Financial Services Authority to become a U.K. recognized investment exchange based in London. The Company began open outcry trading of Brent crude oil futures in Dublin in November 2004 and plans to commence open outcry trading in London as soon as regulatory approval is received.

On April 19, 2005, the Company announced the re-opening of its Washington, D.C. office. The Company’s physical presence in Washington D.C. will be important in addressing the many regulatory issues impacting the industry.

On April 21, 2005, the Company announced that it has received a preliminary indication of interest from two private equity firms, acting as a group, to acquire a minority stake in the Company. This preliminary indication is subject to due diligence and other conditions and is being reviewed by the Company and its advisers.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s municipal bond portfolio and long-term debt including expected principal and interest cash flows for the years 2005 through 2009 and thereafter:

Principal Amounts by Expected Maturity

At March 31, 2005

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Municipal Bonds
2005	$54	$3	$57	4.37%
2006	217	7	224	3.13%
2007	697	42	739	5.07%
2008	4,309	217	4,526	4.97%
2009	8,100	396	8,496	5.08%
Thereafter	44,236	1,895	46,131	4.22%

Total	$57,613	$2,560	$60,173

Fair Value	$58,950

Liabilities
Corporate Debt
2005	$2,817	$6,837	$9,654	7.71%
2006	2,817	6,626	9,443	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
Thereafter	74,647	47,569	122,216	7.75%

Total	$88,732	$79,647	$168,379

Fair Value	$112,262

Interest Rate Risk

Investment Income

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three months ended March 31, 2005 was $0.1 million, compared to $1.0 million for the same period last year. The fair value of the Company’s marketable securities, including equity and short-term debt securities, was $145.2 million at March 31, 2005. Based on portfolio compositions at March 31, 2005, and assuming a 10% change in market values, the Company would have recognized losses of $14.5 million.

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

Moreover, despite the risk mitigation techniques adopted by, and other powers and procedures implemented by the Company, which are designed to, among other things, minimize the potential risks associated with the occurrence of contract defaults on the Company, there can be no assurance that these powers and procedures will prevent contract defaults or will otherwise function to preserve the liquidity of the Company.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-Q, due to a previously-reported material weakness in its internal controls relating to the acquisition, tracking and disposition of its property and equipment, as described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As described in more detail below, the Company believes that additional remedial efforts and further review are prudent before it deems such material weakness to be fully remediated.

Accordingly, in preparing its financial statements at and for the three months ended March 31, 2005, the Company performed additional procedures relating to property and equipment to ensure that the Company’s financial statements filed in this Quarterly Report on Form 10-Q were fairly stated in all material respects in accordance with U.S. generally accepted accounting principles.

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

1. The Company has implemented policies and procedures reasonably assured to remediate the material weakness described in (a) above. Specifically, the Company has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. These remediation efforts were tested during the three months ended March 31, 2005, and certain minor exceptions were noted. Such exceptions did not involve material amounts. The Company is also implementing new automated processes to replace certain manual processes. Management believes that the exceptions noted in its testing of remediated controls during the quarter ended March 31, 2005 do not give rise to a material weakness in internal control over financial reporting. However, because the automation of certain processes and final testing and review is not yet complete, and certain exceptions were found during testing of the remediated controls, the Company believes that it is not appropriate to deem the material weakness in its internal controls relating to the acquisition, tracking and disposition of its property and equipment (as described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) to be fully remediated and, therefore, believes that it must continue to report that its disclosure controls and procedures were not effective.

2. In January 2005, the Company implemented a new billing system for its NYMEX Division. This new system was designed to (1) improve customer service levels by providing the Company’s clearing members with more frequent and robust information relating to the transactions they clear for their customers and (2) enhance control over revenue recognition and customer billing. The Company earns revenues and charges its customers clearing and transaction fees based on the type of product traded, and customers who are members of the Exchange are charged lower transaction fee rates than customers who are not members (“non-members”). Prior to implementation of the new billing system, transaction fees were calculated based on the manual coding of member or non-member designation for each individual transaction. This process required extensive review of system-calculated transaction charges and high volumes of manual adjustments to correct miscoding prior to distributing customer billings and recording revenues. The Company had deemed the manually-intensive controls relating to this process to be a significant deficiency in internal control over financial reporting at December 31, 2004. The new system implemented in January 2005 requires that all customer accounts be identified as either member or non-member, and automatically rates transactions for billing and revenue recognition purposes based on such account designation, instead of the transaction-specific designation requirements of the prior system. The Company believes this new process has remediated the significant deficiency by reducing the potential for incorrect designation of member/non-member transactions. The Company intends to implement this new billing system for its COMEX Division during the latter part of 2005.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of March 31, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on March 15, 2005. Votes representing 509 shares of common stock were cast in person or by proxy at this meeting.

1. Election of Directors:

Due to its open director nomination process, the Company takes no position, and makes no recommendation, regarding the election of directors. The process for nomination of directors allows shareholders to nominate, subject to qualification, (i) themselves or other shareholders to be candidates for the board of directors, and (ii) non-shareholders to be Public Director candidates for the board of directors. A description of the Company’s director nomination process is contained in the Annual Meeting Proxy for 2005, in the section entitled “Director Nomination Process.”

At the annual meeting, the stockholders elected eight directors to three-year terms. The following six incumbent directors ran unopposed and received the number of affirmative votes set forth next to their names: Richard Schaeffer – Vice Chairman (351); Eric Bolling – At Large (359); Melvyn Falis – Public Director (342); Anthony George Gero – Trade (355); Steven Karvellas – Floor Broker (332); and Kevin McDonnell – Local (361).

The following two new directors were elected by defeating opponents in their respective positions: Harvey Gralla – Equity Holder (263), defeating incumbent Joseph Cicchetti (245); and Stanley Meierfeld – FCM (256), defeating William Wallace (251) in a contest for a vacant position.

The terms of office of the following directors continued after the annual meeting: Mitchell Steinhause; Stephen Ardizzone; Joel Faber; Stephen Forman; Kenneth Garland; David Greenberg; E. Bulkeley Griswold; Jesse Harte; Scott Hess; Harley Lippman; Michel Marks; Michael McCallion; John McNamara; Gary Rizzi; Gordon Rutledge; and Robert Steele.

2. Proposal to Amend the Certificate of Incorporation:

Additionally, at the annual meeting, stockholders voted on a proposal to amend the Certificate of Incorporation to eliminate term limits for Public Directors. An affirmative vote of the majority of the 816 shares outstanding (409 votes) was required to approve this proposal. The proposal was not approved because 381 votes were cast in favor of, and 72 were cast against the amendment, with 56 abstentions.

Item 5. Other Information

Not applicable

Item 6. Exhibits

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

NYMEX HOLDINGS, INC.

Date: May 10, 2005	By:	/s/ MITCHELL STEINHAUSE
	Name:	Mitchell Steinhause
	Title:	Chairman (Principal Executive Officer)

NYMEX HOLDINGS, INC.

Date: May 10, 2005	By:	/s/ LEWIS A. RAIBLEY, III
	Name:	Lewis A. Raibley, III
	Title:	Chief Financial Officer (Principal Financial Officer)