Form 10-Q
period 2005-06-30
NYMEX HOLDINGS INC
filed 2005-08-08
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of August 8, 2005 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of August 4, 2005 was $1,978,800,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of August 4, 2005.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Clearing and transaction fees	$65,652	$45,734	$124,067	$88,615
Market data fees.	10,892	7,979	21,941	15,672
Other, net.	2,912	2,746	5,607	5,409
Investment income (loss), net	2,287	(337)	2,376	691
Interest income from securities lending, net	462	—	894	—

Total revenues	82,205	56,122	154,885	110,387

Expenses
Salaries and employee benefits	14,984	15,370	30,087	29,002
Occupancy and equipment.	6,670	6,243	13,644	12,221
Depreciation and amortization, net of deferred credit amortization	3,962	5,253	8,108	10,544
General and administrative	14,788	6,629	23,871	13,127
Professional services	6,627	6,696	15,011	12,440
Telecommunications	1,653	1,459	3,389	2,913
Marketing.	1,093	483	1,844	1,237
Other expenses	2,264	2,089	4,460	4,097
Interest expense	1,731	1,770	3,456	3,540
Asset impairment and disposition losses	19	438	27	502

Total expenses	53,791	46,430	103,897	89,623

Income before provision for income taxes	28,414	9,692	50,988	20,764
Provision for income taxes	12,787	4,370	22,939	9,200

Net income.	$15,627	$5,322	$28,049	$11,564

Weighted average common shares outstanding, basic and diluted	816	816	816	816

Basic and diluted earnings per share	$19,151	$6,522	$34,374	$14,172

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,428	$3,084
Collateral from securities lending program	1,627,011	—
Securities purchased under agreements to resell	26,666	19,324
Marketable securities, at market value	158,349	144,950
Clearing and transaction fees receivable, net of allowance for member credits	23,877	17,309
Prepaid expenses	5,491	3,896
Deferred tax assets	2,590	2,590
Margin deposits and guaranty funds	139,503	34,825
Other current assets	6,447	6,704

Total current assets	1,991,362	232,682
Property and equipment, net	192,300	194,719
Goodwill	16,329	16,329
Other assets	10,387	10,920

Total assets	$2,210,378	$454,650

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$16,315	$15,236
Accrued salaries and related liabilities	8,669	5,015
Payable under securities lending program	1,627,011	—
Margin deposits and guaranty funds	139,503	34,825
Income tax payable	7,251	11,283
Other current liabilities	34,024	31,941

Total current liabilities	1,832,773	98,300
Grant for building construction deferred credit	109,383	110,455
Long-term debt	85,915	85,915
Retirement obligation	11,444	11,622
Deferred income taxes	1,997	1,997
Other liabilities	17,635	19,579

Total liabilities	2,059,147	327,868

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	93,312	93,312
Retained earnings	57,919	33,470

Total stockholders’ equity	151,231	126,782

Total liabilities and stockholders’ equity	$2,210,378	$454,650

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balances at January 1, 2004.	816	$—	$93,312	$12,103	$105,415
Net income	—	—	—	27,367	27,367
Dividends declared
Common stock, $7,353/share	—	—	—	(6,000)	(6,000)

Balances at December 31, 2004.	816	—	93,312	33,470	126,782
Net income	—	—	—	28,049	28,049
Dividends declared
Common stock, $4,412/share	—	—	—	(3,600)	(3,600)

Balances at June 30, 2005 (Unaudited)	816	$—	$93,312	$57,919	$151,231

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$28,049	$11,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,742	11,186
Amortization of intangibles	438	430
Deferred grant credits	(1,322)	(1,322)
Deferred rental income	(338)	—
Deferred rent expense	(132)	165
Deferred income taxes	—	(2,414)
Asset impairment and disposition loss	27	502
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(6,568)	(4,174)
Prepaid expenses	(1,595)	(1,758)
Margin deposits and guaranty fund assets	(104,678)	76,909
Other current assets	257	1,863
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,079	7,268
Accrued salaries and related liabilities	3,654	5,317
Margin deposits and guaranty fund liabilities	104,678	(76,909)
Income tax payable	(4,032)	(591)
Other current liabilities	1,983	125
Other liabilities	(1,224)	49
Retirement obligation	(178)	(710)

Net cash provided by operating activities	28,840	27,500

Cash flows from investing activities
(Increase) decrease in collateral from securities lending program	(1,627,011)	—
(Increase) decrease in securities purchased under agreements to resell	(7,342)	32,406
(Increase) decrease in marketable securities	(13,399)	(55,238)
Capital expenditures	(6,350)	(3,451)
(Increase) decrease in other assets	95	892

Net cash used in investing activities	(1,654,007)	(25,391)

Cash flows from financing activities
Increase in obligation to return collateral under securities lending program	1,627,011	—
Dividends paid	(3,500)	(2,500)

Net cash provided by (used in) financing activities	1,623,511	(2,500)

Net increase (decrease) in cash and cash equivalents	(1,656)	(391)
Cash and cash equivalents, beginning of period	3,084	1,763

Cash and cash equivalents, end of period	$1,428	$1,372

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

2. Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. At June 30, 2005, the fair value of the securities on loan was approximately $1.6 billion. Interest income and interest expense recognized under the securities lending program was $13.0 million and $12.2 million, respectively, for the three months ended June 30, 2005 and $19.9 million and $18.7 million, respectively, for the six months ended June 30, 2005.

3. Collateralization

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At June 30, 2005, and December 31, 2004, the Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at June 30, 2005 and December 31, 2004 was $26.7 million and $19.3 million, respectively.

4. Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $322,000 and $256,000 at June 30, 2005 and December 31, 2004, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance was $122,000 and $121,000 at June 30, 2005 and December 31, 2004, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At June 30, 2005, the combined amounts due from vendors with the ten highest receivable balances represented 85% of the total accounts receivable balance. Accounts receivable for market data revenues are included in other current assets on the Company’s consolidated balance sheets.

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $496,000 and $665,000 at June 30, 2005 and December 31, 2004, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s consolidated balance sheets.

5. Notes Payable

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At June 30, 2005 and December 31, 2004, the notes payable balance, including the current portion, was $88.7 million.

6. Incentive Programs

The Company has various discretionary rebate programs that reduce operating costs of certain market participants. These programs were designed to provide incentives to third parties to establish business with the Company. During the three-month periods ended June 30, 2005 and 2004, these programs totaled $7.0 million and $2.6 million, respectively. During the six-month periods ended June 30, 2005 and 2004, these programs totaled $9.8 million and $4.9 million, respectively.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash paid for:
Interest	$22,188	$3,524

Income taxes	$26,970	$12,267

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

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPort® Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs.

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005			December 31, 2004
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$13	$—	$13	$521	$54	$575
Securities held for resale	137,210	2,280	139,490	31,950	2,300	34,250

Total cash and securities	137,223	2,280	139,503	32,471	2,354	34,825

Cash and securities earning interest for members
Money market funds	2,326,500	—	2,326,500	2,914,820	—	2,914,820
U.S. Treasuries	8,504,108	148,151	8,652,259	7,322,495	148,026	7,470,521
Letters of credit	689,344	—	689,344	511,002	—	511,002

Total cash and securities	11,519,952	148,151	11,668,103	10,748,317	148,026	10,896,343

Total funds	$11,657,175	$150,431	$11,807,606	$10,780,788	$150,380	$10,931,168

9. Commitments and Contingencies

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts. A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of June 30, 2005, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$74,647	$88,732
Long-term debt interest	3,418	6,626	6,416	6,205	5,994	47,570	76,229
Operating leases—facilities	1,982	3,717	3,577	3,551	3,579	9,145	25,551
Operating leases—equipment	608	615	52	—	—	—	1,275
Capital lease	240	327	—	—	—	—	567
Other long-term obligations	800	800	800	800	800	7,438	11,438

Total contractual obligations	$9,865	$14,902	$13,662	$13,373	$13,190	$138,800	$203,792

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2005 through 2069. For the three months ended June 30, 2005 and 2004, rental expense for facilities and the land lease amounted to $0.8 million and $0.5 million, respectively. For the six months ended June 30, 2005 and 2004, rental expense for facilities and the land lease amounted to $1.6 million and $1.0 million, respectively.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases space to tenants in its headquarters facility and records the associated rental income in other revenue in the consolidated statements of income. For the three months ended June 30, 2005 and 2004, rental income amounted to $2.0 million and $1.8 million, respectively. For the six months ended June 30, 2005 and 2004, rental income amounted to $4.0 million and $3.6 million, respectively. Future minimum rental income for the years 2005 through 2009 are as follows:

(in thousands)
2005	$4,227
2006	8,083
2007	7,614
2008	5,776
2009	4,959

Total	$30,659

On June 10, 2005, the Company and Dubai Holding announced the formation of the Dubai Mercantile Exchange (“DME”), a 50/50 joint-venture to develop the Middle East’s first energy futures exchange. It is expected that the DME will initially trade sour crude and fuel oil. It will be based in the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. In addition, the DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The DME is expected to open for trading in early 2006. In accordance with the shareholders agreement, the Company will be required to contribute capital to the joint-venture in an aggregate amount of $9.8 million, with the first contribution of $2.5 million currently scheduled to be made in 2005.

Financial Guarantees

The Company adopted FIN No. 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At June 30, 2005, there were total seat loan balances of $10.9 million and securities pledged against the seat loan balances of $12.9 million.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no events of default during the three and six months ended June 30, 2005, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By Order and Opinion dated June 30, 2004, the Court granted NYMEX Exchange’s motion and dismissed all of the antitrust counterclaims asserted against NYMEX Exchange. This case is ongoing.

10. Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing. The Corporate/Other column represents income earned on the Company’s investments, as well as interest expense incurred on its obligations. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses, excluding interest, are allocated based on the proportion of total revenues attributed to each segment. The prior year segment information has been restated to reflect this methodology of reporting each segment.

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total revenues	$54,303	$25,153	$2,749	$82,205	$104,621	$46,994	$3,270	$154,885
Depreciation and amortization	2,704	1,258	—	3,962	5,595	2,513	—	8,108
Other operating expenses	32,868	15,230	1,731	49,829	63,714	28,619	3,456	95,789

Income (loss) before provision (benefit) for income taxes	18,731	8,665	1,018	28,414	35,312	15,862	(186)	50,988
Provision (benefit) for income taxes	8,430	3,899	458	12,787	15,885	7,138	(84)	22,939

Net income (loss)	$10,301	$4,766	$560	$15,627	$19,427	$8,724	$(102)	$28,049

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total revenues	$44,286	$12,173	$(337)	$56,122	$87,482	$22,214	$691	$110,387
Depreciation and amortization	4,116	1,137	—	5,253	8,409	2,135	—	10,544
Other operating expenses	30,925	8,482	1,770	41,177	60,242	15,297	3,540	79,079

Income (loss) before provision (benefit) for income taxes	9,245	2,554	(2,107)	9,692	18,831	4,782	(2,849)	20,764
Provision (benefit) for income taxes	4,163	1,145	(938)	4,370	8,344	2,118	(1,262)	9,200

Net income (loss)	$5,082	$1,409	$(1,169)	$5,322	$10,487	$2,664	$(1,587)	$11,564

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at June 30, 2005 and December 31, 2004 exceed the amount of the accumulated obligations.

The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s unaudited consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service costs	$88	$65	$176	$130
Interest costs	88	63	176	126
Amortization of prior service costs	(14)	(14)	(28)	(28)
Amortization of net (gain) loss	6	(1)	12	(2)

Total net period postretirement benefit cost	$168	$113	$336	$226

13. Subsequent Events

On July 6, 2005, the board of directors of the Company voted to declare and distribute a special cash dividend of $81.6 million to stockholders of record as of July 15, 2005. On August 1, 2005, each of the stockholders as of the record date was paid $100,000 per share of the Company’s common stock.

Other material events are reported periodically by the Company through its filings of Current Reports on Form 8-K, which are posted on the Securities and Exchange Commission’s website at www.sec.gov.

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

Since its founding 133 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon 2004 volume of approximately 169 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas, and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes. NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The NYMEX ClearPort® Clearing system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 60 energy futures contracts.

Note Regarding Forward-Looking Statements

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2004 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company today, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to the trading and clearing of contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Market Conditions

For the three months ended June 30, 2005, the volume of total futures and options contracts traded and cleared was 53.3 million contracts, an increase of 11.9 million contracts or 28.7% from 41.4 million contracts for the same period last year.

For the six months ended June 30, 2005, the volume of total futures and options contracts traded and cleared was 100.7 million contracts, an increase of 20.7 million contracts or 25.9% from 80.0 million contracts for the same period last year.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPort® Clearing.

Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Open interest represents the number of contracts at June 30, 2005 and 2004 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets—NYMEX Division

For the three months ended June 30, 2005, the volume of futures and options contracts traded and cleared on the NYMEX Division was 36.2 million contracts, an increase of 5.4 million contracts or 17.5% from 30.8 million contracts for the same period last year. Futures contracts volume was 29.3 million contracts, an increase of 4.0 million contracts or 15.8% from 25.3 million contracts for the same period last year. Options contracts volume was 6.9 million contracts, an increase of 1.4 million contracts or 25.5% from 5.5 million contracts for the same period last year.

For the six months ended June 30, 2005, the volume of futures and options contracts traded and cleared on the NYMEX Division was 70.0 million contracts, an increase of 10.7 million contracts or 18.0% from 59.3 million contracts for the same period last year. Futures contracts volume was 56.5 million contracts, an increase of 7.8 million contracts or 16.0% from 48.7 million contracts for the same period last year. Options contracts volume was 13.5 million contracts, an increase of 2.9 million contracts or 27.4% from 10.6 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	16,156	4,082	20,238	13,493	2,929	16,422
Henry Hub natural gas	5,143	2,184	7,327	4,763	1,919	6,682
N.Y. heating oil	3,291	221	3,512	3,032	105	3,137
N.Y. harbor unleaded gasoline	3,462	321	3,783	3,605	377	3,982
Other	1,216	138	1,354	409	181	590

Total	29,268	6,946	36,214	25,302	5,511	30,813

NYMEX Division Contracts Traded and Cleared

(in thousands)

	For the Six Months Ended June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	30,615	7,588	38,203	26,223	5,513	31,736
Henry Hub natural gas	9,935	4,346	14,281	8,614	3,905	12,519
N.Y. heating oil	6,694	506	7,200	6,421	248	6,669
N.Y. harbor unleaded gasoline	6,662	612	7,274	6,748	615	7,363
Other	2,573	450	3,023	664	322	986

Total	56,479	13,502	69,981	48,670	10,603	59,273

NYMEX Division Contracts Open Interest

(in thousands)

	At June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	789	1,502	2,291	698	1,005	1,703
Henry Hub natural gas	471	1,036	1,507	364	873	1,237
N.Y. heating oil	187	86	273	182	52	234
N.Y. harbor unleaded gasoline	144	68	212	130	74	204
Other	57	130	187	48	11	59

Total	1,648	2,822	4,470	1,422	2,015	3,437

Light Sweet Crude Oil

For the three months ended June 30, 2005, futures contract volume was 16.1 million contracts, an increase of 2.6 million contracts or 19.3% from 13.5 million contracts for the same period last year. Options contract volume was 4.1 million contracts, an increase of 1.2 million contracts or 41.4% from 2.9 million contracts for the same period last year. Total futures and options contract volume was 20.2 million contracts, an increase of 3.8 million contracts or 23.2% from 16.4 million contracts for the same period last year.

For the six months ended June 30, 2005, futures contract volume was 30.6 million contracts, an increase of 4.4 million contracts or 16.8% from 26.2 million contracts for the same period last year. Options contract volume was 7.6 million contracts, an increase of 2.1 million contracts or 38.2% from 5.5 million contracts for the same period last year. Total futures and options contract volume was 38.2 million contracts, an increase of 6.5 million contracts or 20.5% from 31.7 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and six months ended June 30, 2005 were due, in part, to the price volatility of crude oil. The price volatility was caused by historically high price levels, continued strong global demand for crude oil and continued supply concerns. Seasonal factors also contributed to the price volatility, with the late winter cold spell in the Northern Hemisphere affecting the first quarter of 2005, and concerns about supply disruptions due to the early start of the hurricane season in the Gulf of Mexico affecting the second quarter of 2005.

Henry Hub Natural Gas

For the three months ended June 30, 2005, futures contract volume was 5.1 million contracts, an increase of 0.3 million contracts or 6.3% from 4.8 million contracts for the same period last year. Options contract volume was 2.2 million contracts, an increase of 0.3 million contracts or 15.8% from 1.9 million contracts for the same period last year. Total futures and options contracts volume was 7.3 million contracts, an increase of 0.6 million contracts or 9.0% from 6.7 million contracts for the same period last year.

For the six months ended June 30, 2005, futures contract volume was 9.9 million contracts, an increase of 1.3 million contracts or 15.1% from 8.6 million contracts for the same period last year. Options contract volume was 4.4 million contracts, an increase of 0.5 million contracts or 12.8% from 3.9 million contracts for the same period last year. Total futures and options contracts volume was 14.3 million contracts, an increase of 1.8 million contracts or 14.4% from 12.5 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and six months ended June 30, 2005 were due, in part, to a significant decline in the price of natural gas during the second quarter of 2005, as well as continued concerns about the North American natural gas supply, resulting in higher trading activity.

New York Heating Oil

For the three months ended June 30, 2005, futures contract volume was 3.3 million contracts, an increase of 0.3 million contracts or 10.0% from 3.0 million contracts for the same period last year. Options contract volume was 0.2 million contracts, an increase of 0.1 million contracts or 100.0% from 0.1 million contracts for the same period last year. Total futures and options contracts volume was 3.5 million contracts, an increase of 0.4 million contracts or 12.9% from 3.1 million contracts for the same period last year.

For the six months ended June 30, 2005, futures contract volume was 6.7 million contracts, an increase of 0.3 million contracts or 4.7% from 6.4 million contracts for the same period last year. Options contract volume was 0.5 million contracts, an increase of 0.2 million contracts or 66.7% from 0.3 million contracts for the same period last year. Total futures and options contracts volume was 7.2 million contracts, an increase of 0.5 million contracts or 7.5% from 6.7 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and six months ended June 30, 2005 were due, in part, to the continuing strong global demand for petroleum products, including heating oil. In addition, concerns surrounding limited refining capacity and historically high prices continue to cause higher volatility in the heating oil market, resulting in increased trading activity, particularly in options contracts. Finally, high price differentials between heating oil and crude oil have also resulted in increased trading activity.

New York Harbor Unleaded Gasoline

For the three months ended June 30, 2005, futures contract volume was 3.5 million contracts, a decrease of 0.1 million contracts or 2.8% from 3.6 million contracts for the same period last year. Options contract volume was 0.3 million contracts, a decrease of 0.1 million contracts or 25.0% from 0.4 million contracts for the same period last year. Total futures and options contracts volume was 3.8 million contracts, a decrease of 0.2 million contracts or 5.0% from 4.0 million contracts for the same period last year.

For the six months ended June 30, 2005, futures contract volume was 6.7 million contracts, essentially flat compared to the same period last year. Options contract volume was 0.6 million contracts, essentially flat compared to the same period last year. Total futures and options contracts volume was 7.3 million contracts, essentially flat compared to the same period last year.

The Company believes that the slight decreases in futures and options contract volume for the three months ended June 30, 2005 were due, in part, to a decrease in volatility caused by the price of gasoline. The second quarter of 2005 began with gasoline prices at historically high levels. During the first half of the quarter, the price of gasoline gradually declined followed by a gradual increase in price during the second half of the quarter, resulting in slightly lower volatility levels during the second quarter of 2005.

Metals Market—COMEX Division

For the three months ended June 30, 2005, the volume of futures and options contracts traded and cleared for the COMEX Division was 7.4 million contracts, a decrease of 0.3 million contracts or 3.9% from 7.7 million contracts for the same period last year. Futures contract volume was 6.5 million contracts, an increase of 0.5 million contracts or 8.3% from 6.0 million contracts for the same period last year. Options contract volume was 0.9 million contracts, a decrease of 0.8 million contracts or 47.1% from 1.7 million contracts for the same period last year.

For the six months ended June 30, 2005, the volume of futures and options contracts traded and cleared for the COMEX Division was 14.8 million contracts, a decrease of 1.1 million contracts or 6.9% from 15.9 million contracts for the same period last year. Futures contract volume was 12.8 million contracts, a decrease of 0.5 million contracts or 3.8% from 13.3 million contracts for the same period last year. Options contract volume was 2.0 million contracts, a decrease of 0.6 million contracts or 23.1% from 2.6 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	3,672	663	4,335	3,665	1,309	4,974
Silver	1,555	232	1,787	1,441	286	1,727
High grade copper	1,267	50	1,317	895	77	972
Aluminum	10	—	10	23	—	23

Total	6,504	945	7,449	6,024	1,672	7,696

COMEX Division Contracts Traded and Cleared

(in thousands)

	For the Six Months Ended June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	7,867	1,364	9,231	8,436	1,993	10,429
Silver	2,757	494	3,251	2,946	480	3,426
High grade copper	2,184	86	2,270	1,868	129	1,997
Aluminum	23	—	23	57	—	57

Total	12,831	1,944	14,775	13,307	2,602	15,909

COMEX Division Contracts Open Interest

(in thousands)

	At June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	313	336	649	224	637	861
Silver	115	65	180	89	98	187
High grade copper	111	15	126	57	26	83
Aluminum	5	—	5	10	—	10

Total	544	416	960	380	761	1,141

Gold

For the three months ended June 30, 2005, futures contract volume was 3.7 million contracts, essentially flat compared to the same period last year. Options contract volume was 0.6 million contracts, a decrease of 0.7 million contracts or 53.8% from 1.3 million contracts for the same period last year. Total futures and options contract volume was 4.3 million contracts, a decrease of 0.7 million contracts or 14.0% from 5.0 million contracts for the same period last year.

For the six months ended June 30, 2005, futures contract volume was 7.9 million contracts, a decrease of 0.5 million contracts or 6.0% from 8.4 million contracts for the same period last year. Options contract volume was 1.3 million contracts, a decrease of 0.7 million contracts or 35.0% from 2.0 million contracts for the same period last year. Total futures and options contract volume was 9.2 million contracts, a decrease of 1.2 million contracts or 11.5% from 10.4 million contracts for the same period last year.

The Company believes that the decrease in futures contract volume for the six months ended June 30, 2005 was due, in part, to lower volatility levels in the gold market compared to the prior year period, which led to decreased hedging and speculative demand for gold futures.

Silver

For the three months ended June 30, 2005, futures contract volume was 1.6 million contracts, an increase of 0.2 million contracts or 14.3% from 1.4 million contracts for the same period last year. Options contract volume was 232,000 contracts, a decrease of 54,000 contracts or 18.9% from 286,000 contracts for the same period last year. Total futures and options contract volume was 1.8 million contracts, an increase of 0.1 million contracts or 5.9% from 1.7 million contracts for the same period last year.

For the six months ended June 30, 2005, futures contract volume was 2.8 million contracts, a decrease of 0.1 million contracts or 3.4% from 2.9 million contracts for the same period last year. Options contract volume was 0.5 million contracts, essentially flat compared to the same period last year. Total futures and options contract volume was 3.3 million contracts, a decrease of 0.1 million contracts or 2.9% from 3.4 million contracts for the same period last year.

The Company believes that the increase in futures contract volume for the three months ended June 30, 2005 was due, in part, to the uncertainty in global geopolitical conditions as well as a weak U.S. currency versus other international currencies, which led to increased hedging and speculative demand for silver futures. For the six months ended June 30, 2005, the Company believes that the slight decrease in futures contract volume was due, in part, to lower volatility levels in the silver market when compared to the same period last year.

High Grade Copper

For the three months ended June 30, 2005, futures contract volume was 1.3 million contracts, an increase of 0.4 million contracts or 44.4% from 0.9 million contracts for the same period last year. Options contract volume decreased to 50,000 contracts from 77,000 contracts for the same period last year. Total futures and options contract volume was 1.3 million contracts, an increase of 0.3 million contracts or 30.0% from 1.0 million contracts for the same period last year.

For the six months ended June 30, 2005, futures contract volume was 2.2 million contracts, an increase of 0.3 million contracts or 15.8% from 1.9 million contracts for the same period last year. Options contract volume decreased to 86,000 contracts from 129,000 contracts for the same period last year. Total futures and options contract volume was 2.3 million contracts, an increase of 0.3 million contracts or 15.0% from 2.0 million contracts for the same period last year.

The Company believes that the increases in futures contract volume for the three and six months ended June 30, 2005 were due, in part, to declining global warehouse stocks as a result of increased international demand, and strong housing starts in the second quarter of 2005, which contributed to increased hedging and speculative demand for copper futures.

NYMEX ClearPort® Clearing

For the three months ended June 30, 2005, futures and options contract clearing volume was 9.6 million contracts, an increase of 6.7 million contracts or over 200% from 2.9 million contracts for the same period last year.

For the six months ended June 30, 2005, futures and options contract clearing volume was 15.9 million contracts, an increase of 11.1 million contracts or over 200% from 4.8 million contracts for the same period last year.

For the three and six months ended June 30, 2005, there was significant growth in natural gas clearing volume through NYMEX ClearPort® Clearing. The Company believes this growth was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-Exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered during the current period and the launch of new products for petroleum, electricity and coal on NYMEX ClearPort® Clearing contributed to this increase.

NYMEX ClearPort® Clearing Contracts

(in thousands)

	For the Three Months Ended June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	7,333	1,479	8,812	2,525	47	2,572
Electricity	615	5	620	134	—	134
Petroleum products	99	57	156	141	5	146
Coal	6	—	6	2	—	2

Total	8,053	1,541	9,594	2,802	52	2,854

NYMEX ClearPort® Clearing Contracts

(in thousands)

	For the Six Months Ended June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	11,968	2,784	14,752	4,286	50	4,336
Electricity	883	6	889	239	—	239
Petroleum products	182	111	293	254	4	258
Coal	9	—	9	4	—	4

Total	13,042	2,901	15,943	4,783	54	4,837

NYMEX ClearPort® Clearing Open Interest

(in thousands)

	At June 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	3,034	1,182	4,216	1,525	—	1,525
Electricity	185	15	200	36	—	36
Petroleum products	89	15	104	99	—	99
Coal	2	—	2	143	—	143

Total	3,310	1,212	4,522	1,803	—	1,803

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Overview

Net income for the three months ended June 30, 2005 was $15.6 million, an increase of $10.3 million from $5.3 million for the same period last year. This increase was the result of revenues increasing by $26.1 million, which was partially offset by increases in operating expenses and income taxes of $7.4 million and $8.4 million, respectively.

Net income for the six months ended June 30, 2005 was $28.0 million, an increase of $16.4 million from $11.6 million for the same period last year. This increase was the result of revenues increasing by $44.5 million, which was partially offset by increases in operating expenses and income taxes of $14.3 million and $13.8 million, respectively.

The increase in revenues for both the three- and six-month periods was due to an increase in clearing and transaction fees from higher trading and clearing volumes, market data fees from the implementation of a new price structure which went into effect on January 1, 2005, as well as increased investment income. The increase in operating expenses for both the three- and six-month periods was due primarily to increases in general and administrative expenses. Additionally, increases in professional services expenses contributed to the increase in operating expenses during the six-month period.

The following table summarizes the components of net income for the three and six months ended June 30, 2005 and 2004 (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$82,205	$56,122	$154,885	$110,387
Total expenses	53,791	46,430	103,897	89,623

Income before provision for income taxes	28,414	9,692	50,988	20,764
Provision for income taxes	12,787	4,370	22,939	9,200

Net income	$15,627	$5,322	$28,049	$11,564

Basic and diluted earnings per share	$19,151	$6,522	$34,374	$14,172

Revenue

Clearing and Transaction Fees

For the three months ended June 30, 2005, clearing and transaction fees were $65.7 million, an increase of $20.0 million or 43.8% from $45.7 million for the same period last year. For the six months ended June 30, 2005, clearing and transaction fees were $124.1 million, an increase of $35.5 million or 40.1% from $88.6 million for the same period last year. The increases for both the three- and six-month periods were due to higher floor trading and NYMEX ACCESS® volumes on the NYMEX Division, higher NYMEX ClearPort® Clearing volumes and a higher average revenue per contract.

For the three and six months ended June 30, 2005, revenue per contract was $1.23, an increase of $0.12 per contract compared to $1.11 per contract in the prior year periods. These increases were due to the floor customer trading mix and an increase in the percentage of trades executed on NYMEX ClearPort® Clearing and NYMEX ACCESS®, which charge higher rates per trade.

Market Data Fees

For the three months ended June 30, 2005, market data fees were $10.9 million, an increase of $2.9 million or 36.3% from $8.0 million for the same period last year. For the six months ended June 30, 2005, market data fees were $21.9 million, an increase of $6.2 million or 39.5% from $15.7 million for the same period last year. The increases for both the three- and six-month periods were due primarily to the implementation of a new price structure that went into effect on January 1, 2005. Increases in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increases. In addition, the Company began to charge separate vendor administrative fees for the NYMEX Division and COMEX Division in May of 2004. Prior to this, vendors were being charged only one administrative fee for access to market data of both divisions.

Other, Net

For the three months ended June 30, 2005, other revenues were $2.9 million, an increase of $0.2 million or 7.4% from $2.7 million for the same period last year. For the six months ended June 30, 2005, other revenues were $5.6 million, an increase of $0.2 million or 3.7% from $5.4 million for the same period last year. The increases for both the three- and six-month periods were due primarily to additional rental income recorded from the Board of Trade of the City of New York, Inc. (“NYBOT”) offset, in part, by increases in the Company’s consolidated cost reduction program. This program provides members, who remain current with their balances due to the Company, with credits on telephone and equipment fees that are provided to them by the Company.

Investment Income, Net

For the three months ended June 30, 2005, investment income was $2.3 million, an increase of $2.6 million from a loss of $0.3 million for the same period last year. For the six months ended June 30, 2005, investment income was $2.4 million, an increase of $1.7 million from $0.7 million for the same period last year. The increases for both the three- and six-month periods were due primarily to interest income, as a result of a larger amount of investment assets in the current year periods coupled with higher interest rates. In addition, the prior year periods included higher net unrealized losses on fixed income securities compared to the current year periods.

Interest Income from Securities Lending, Net

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program (see Note 2 to the unaudited consolidated financial statements). For the three and six months ended June 30, 2005, interest income from securities lending, net was $0.5 million and $0.9 million, respectively.

Operating Expenses

Salaries and Employee Benefits

For the three months ended June 30, 2005, salaries and employee benefits were $15.0 million, a decrease of $0.4 million or 2.6% from $15.4 million for the same period last year. This decrease was due primarily to higher severance costs the Company incurred in the second quarter of 2004 with respect to one of its senior executives. The decrease was offset, in part, by higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, compared to the same period last year. In addition, the Company incurred additional temporary staffing during the current year period to assist in the start-up of its trading floor in Dublin, Ireland.

For the six months ended June 30, 2005, salaries and employee benefits were $30.1 million, an increase of $1.1 million or 3.8% from $29.0 million for the same period last year. This increase was due primarily to higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, compared to the same period last year. In addition, the Company incurred additional temporary staffing during the current year period to assist in the start-up of its trading floor in Dublin, Ireland. These increases were partially offset by a decline in severance costs during the current year period as noted above.

Occupancy and Equipment

For the three months ended June 30, 2005, occupancy and equipment expenses were $6.7 million, an increase of $0.5 million or 8.1% from $6.2 million for the same period last year. For the six months ended June 30, 2005, occupancy and equipment expenses were $13.6 million, an increase of $1.4 million or 11.5% from $12.2 million for the same period last year. The increases for both the three- and six-month periods were due primarily to rent and associated expenses incurred by the Company on its trading floor and office space in Dublin, Ireland and London, England, which were not in existence during the prior year periods.

Depreciation and Amortization

For the three months ended June 30, 2005, depreciation and amortization expenses were $4.0 million, a decrease of $1.3 million or 24.5% from $5.3 million for the same period last year. For the six months ended June 30, 2005, depreciation and amortization expenses were $8.1 million, a decrease of $2.4 million or 22.9% from $10.5 million for the same period last year. The decreases for both the three- and six-month periods were due primarily to the write-off of fixed assets during the quarter ended September 30, 2004, which was a result of the Company identifying, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. This resulted in a lower fixed asset base during the three- and six-month periods ended June 30, 2005 which, in turn, yielded lower depreciation compared to the same periods last year. The Company is currently in the process of remediating this weakness and has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. In addition, the Company will be implementing new automated processes to replace certain manual processes.

General and Administrative

For the three months ended June 30, 2005, general and administrative expenses were $14.8 million, an increase of $8.2 million or 124.2% from $6.6 million for the same period last year. For the six months ended June 30, 2005, general and administrative expenses were $23.9 million, an increase of $10.8 million or 82.4% from $13.1 million for the same period last year. The increases for both the three- and six-month periods were due primarily to transaction incentives the Company incurred during the current year periods, which it believes are necessary to promote trading in Dublin and eventually in London. The Company expects to incur increased incentive costs in the near future for these initiatives. On February 14, 2005, the Company announced its plans to launch an open outcry futures exchange in London, England, which resulted in additional costs not present in the prior year periods. Travel related costs associated with the establishment and operation of the Company’s trading floors in Dublin and London also contributed to the current year increases.

Professional Services

For the three months ended June 30, 2005, professional services expenses were $6.6 million, essentially flat compared to the same period last year. For the six months ended June 30, 2005, professional services expenses were $15.0 million, an increase of $2.6 million or 21.0% from $12.4 million for the same period last year. The increase for the six-month period was due primarily to higher financial consulting fees the Company incurred to support its business expansion initiatives, as well as technical consulting to support its technology initiatives.

Telecommunications

For the three months ended June 30, 2005, telecommunications expenses were $1.7 million, an increase of $0.2 million or 13.3% from $1.5 million for the same period last year. For the six months ended June 30, 2005, telecommunications expenses were $3.4 million, an increase of $0.5 million or 17.2% from $2.9 million for the same period last year. The increases for both the three- and six-month periods were due primarily to higher data communication expenses in the current year periods needed to support the growth in market data fees, as well as costs associated with the Dublin trading floor.

Marketing

For the three months ended June 30, 2005, marketing expenses were $1.1 million, an increase of $0.6 million or 120.0% from $0.5 million for the same period last year. For the six months ended June 30, 2005, marketing expenses were $1.8 million, an increase of $0.6 million or 50.0% from $1.2 million for the same period last year. The increases for both the three- and six-month periods were due primarily to higher advertising and other marketing expenses attributable to the Company’s international expansion initiatives.

Other Expenses

For the three months ended June 30, 2005, other expenses were $2.3 million, an increase of $0.2 million or 9.5% from $2.1 million for the same period last year. For the six months ended June 30, 2005, other expenses were $4.5 million, an increase of $0.4 million or 9.8% from $4.1 million for the same period last year. The increases for both the three- and six-month periods were due primarily to higher charitable contributions in the current year periods.

Interest Expense

For the three and six months ended June 30, 2005, interest expense was $1.7 million and $3.5 million, respectively, down slightly from the same periods last year. The decreases for both the three- and six-month periods was due to principal payments on the Company’s long-term debt.

Asset Impairment and Disposition Losses

The loss on impairment and disposition of property and equipment for the three and six months ended June 30, 2005 was $19,000 and $27,000, respectively. The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete.

Provision for Income Taxes

The Company’s effective tax rate was 45.0% for the six months ended June 30, 2005, compared to 44.3% for the same period last year. The difference between the effective tax rates was due primarily to a lower proportion of tax-exempt income as a result of higher pre-tax income in the current year.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At June 30, 2005, the Company had $186.4 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at June 30, 2005 was $158.6 million.

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

The following table is a summary of significant cash flow categories for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$28,840	$27,500
Investing activities	(1,654,007)	(25,391)
Financing activities	1,623,511	(2,500)

Net increase (decrease) in cash and cash equivalents	$(1,656)	$(391)

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities for the six months ended June 30, 2005 was $28.8 million, an increase of $1.3 million compared to the same period last year. This increase was due primarily to an increase in operating revenues offset, in part, by an increase in income tax payments and payments made under the

Company’s incentive programs during the current year period. Further offsetting the current year increase was the higher positive impact on operating cash flows that trade payables and accrued expenses had in the prior year period compared to the current year period.

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

Net cash used in investing activities for the six months ended June 30, 2005, exclusive of securities purchased under the securities lending program, was $27.0 million, an increase of $1.6 million compared to the same period last year. This increase was due primarily to higher capital expenditures offset, in part, by a lower investment of cash flows into the Company’s investment accounts during the current year period.

Net cash used in financing activities for the six months ended June 30, 2005, exclusive of cash received under the securities lending program, was $3.5 million, an increase of $1.0 million compared to the same period last year. This represents payment of a cash dividend to the Company’s common stockholders of $4,289 per share compared to $3,064 per share in the prior year period. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the United States government and its agencies. The Company also invests in equity securities. At June 30, 2005 and December 31, 2004, cash and investments were as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$1,428	$3,084
Securities purchased under agreements to resell	26,666	19,324
Marketable securities	158,349	144,950

	$186,443	$167,358

Included in marketable securities at June 30, 2005 are investments totaling $12.3 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 11 to the unaudited consolidated financial statements). Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 9 to the unaudited consolidated financial statements).

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

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPort® Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $100 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $130 million occurs. Additionally, the Company intends to enter into a revolving credit agreement during 2005. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

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

The Company is entitled to earn interest on cash and investment balances recorded as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 8 to the unaudited consolidated financial statements, Margin Deposits and Guaranty Funds, sets forth Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2005 and December 31, 2004.

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts.

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of June 30, 2005, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$74,647	$88,732
Long-term debt interest	3,418	6,626	6,416	6,205	5,994	47,570	76,229
Operating leases—facilities	1,982	3,717	3,577	3,551	3,579	9,145	25,551
Operating leases—equipment	608	615	52	—	—	—	1,275
Capital lease	240	327	—	—	—	—	567
Other long-term obligations	800	800	800	800	800	7,438	11,438

Total contractual obligations	$9,865	$14,902	$13,662	$13,373	$13,190	$138,800	$203,792

The Company’s senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

On June 10, 2005, the Company and Dubai Holding announced the formation of the Dubai Mercantile Exchange (“DME”), a 50/50 joint-venture to develop the Middle East’s first energy futures exchange. It is expected that the DME will initially trade sour crude and fuel oil. It will be based in the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. In addition, the DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The DME is expected to open for trading in early 2006. In accordance with the shareholders agreement, the Company will be required to contribute capital to the joint-venture in an aggregate amount of $9.8 million, with the first contribution of $2.5 million currently scheduled to be made in 2005.

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

Subsequent Events

On July 6, 2005, the board of directors of the Company voted to declare and distribute a special cash dividend of $81.6 million to stockholders of record as of July 15, 2005. On August 1, 2005, each of the stockholders as of the record date was paid $100,000 per share of the Company’s common stock.

Other material events are reported periodically by the Company through its filings of Current Reports on Form 8-K, which are posted on the Securities and Exchange Commission’s website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s municipal bond portfolio and long-term debt including expected principal and interest cash flows for the years 2005 through 2009 and thereafter:

Principal Amounts by Expected Maturity

At June 30, 2005

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Municipal Bonds
2005	$35	$2	$37	4.58%
2006	217	7	224	3.13%
2007	697	42	739	5.07%
2008	4,281	215	4,496	5.00%
2009	8,100	396	8,496	5.08%
Thereafter	47,523	2,098	49,621	4.39%

Total	$60,853	$2,760	$63,613

Fair Value	$62,536

Liabilities
Corporate Debt
2005	$2,817	$3,418	$6,235	7.71%
2006	2,817	6,626	9,443	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
Thereafter	74,647	47,570	122,217	7.75%

Total	$88,732	$76,229	$164,961

Fair Value	$110,052

Interest Rate Risk

Investment Income

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three months ended June 30, 2005 was $2.3 million compared to a loss of $0.3 million for the same period last year. Investment income for the six months ended June 30, 2005 was $2.4 million compared to $0.7 million for the same period last year. The fair value of the Company’s marketable securities, including equity and short-term debt securities, was $158.3 million at June 30, 2005. Based on portfolio compositions at June 30, 2005, and assuming a 10% change in market values, the Company would have recognized losses of $15.8 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-Q, due to a previously-reported material weakness in its internal controls relating to the acquisition, tracking and disposition of its property and equipment, as described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As described in more detail below, the Company believes that additional remedial efforts and further review are prudent before it deems such material weakness to be fully remediated. Accordingly, in preparing its financial statements at and for the three and six months ended June 30, 2005, the Company performed additional procedures relating to property and equipment to ensure that the Company’s financial statements filed in this Quarterly Report on Form 10-Q were fairly stated in all material respects in accordance with U.S. generally accepted accounting principles.

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

1. The Company has implemented policies and procedures reasonably assured to remediate the material weakness described in (a) above. Specifically, the Company has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. These remediation efforts were tested during the three months ended March 31, 2005, and certain minor exceptions were noted. Such exceptions did not involve material amounts. The Company is also implementing new automated processes to replace certain manual processes. Since the automation of certain processes and final testing and review is not yet complete, and certain exceptions were found during testing of the remediated controls during the three months ended March 31, 2005, the Company believes that it is not appropriate to deem the material weakness in its internal controls relating to the acquisition, tracking and disposition of its property and equipment (as described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) to be fully remediated and, therefore, will continue to report that its disclosure controls and procedures were not effective.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

NYMEX HOLDINGS, INC.

Date: August 8, 2005	By:	/s/ MITCHELL STEINHAUSE
	Name:	Mitchell Steinhause
	Title:	Chairman (Principal Executive Officer)

Date: August 8, 2005	By:	/s/ KENNETH D. SHIFRIN
	Name:	Kenneth D. Shifrin
	Title:	Controller (Principal Financial Officer)