Form 10-Q
period 2005-09-30
NYMEX HOLDINGS INC
filed 2005-11-09
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of November 8, 2005 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of November 4, 2005 was $2,896,800,000 based upon the average of the bid and ask price for a NYMEX Holdings, Inc. share as of November 4, 2005.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Clearing and transaction fees	$79,498	$50,151	$203,565	$138,766
Market data fees	11,123	8,210	33,064	23,882
Other, net	2,970	3,592	8,577	9,001
Investment income, net	3,354	1,280	5,730	1,971
Interest income from securities lending, net	958	—	2,150	—

Total revenues	97,903	63,233	253,086	173,620

Expenses
Salaries and employee benefits	15,229	13,942	45,316	42,944
Occupancy and equipment	7,874	7,232	21,518	19,453
Depreciation and amortization, net of deferred credit amortization	3,697	6,853	11,805	17,397
General and administrative	15,291	8,367	39,460	21,494
Professional services	6,709	6,532	21,720	18,972
Telecommunications	1,715	1,249	5,104	4,162
Marketing	1,252	430	3,096	1,667
Other expenses	2,148	1,990	6,608	6,087
Interest expense	1,723	1,770	5,179	5,310
Asset impairment and disposition losses	444	4,848	471	5,350

Total expenses	56,082	53,213	160,277	142,836

Operating income	41,821	10,020	92,809	30,784
Loss on investment in joint venture	196	—	196	—

Income before provision for income taxes	41,625	10,020	92,613	30,784
Provision for income taxes	19,200	4,437	42,139	13,637

Net income	$22,425	$5,583	$50,474	$17,147

Weighted average common shares outstanding, basic and diluted	816	816	816	816

Basic and diluted earnings per share	$27,482	$6,842	$61,855	$21,013

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,105	$3,084
Collateral from securities lending program	3,425,948	—
Securities purchased under agreements to resell	30,000	19,324
Marketable securities, at market value	99,008	144,950
Clearing and transaction fees receivable, net of allowance for member credits	27,137	17,309
Prepaid expenses	6,423	3,896
Deferred tax assets	2,590	2,590
Margin deposits and guaranty funds	780,606	34,825
Other current assets	7,410	6,704

Total current assets	4,382,227	232,682
Property and equipment, net	190,057	194,719
Goodwill	16,329	16,329
Other assets	12,648	10,920

Total assets	$4,601,261	$454,650

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$15,798	$15,236
Accrued salaries and related liabilities	12,275	5,015
Payable under securities lending program	3,425,948	—
Margin deposits and guaranty funds	780,606	34,825
Income tax payable	8,648	11,283
Other current liabilities	39,939	31,941

Total current liabilities	4,283,214	98,300
Grant for building construction deferred credit	108,847	110,455
Long-term debt	85,915	85,915
Retirement obligation	11,875	11,622
Deferred income taxes	1,997	1,997
Other liabilities	17,357	19,579

Total liabilities	4,509,205	327,868

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	69,631	93,312
Retained earnings	22,425	33,470

Total stockholders’ equity	92,056	126,782

Total liabilities and stockholders’ equity	$4,601,261	$454,650

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balances at January 1, 2004	816	$—	$93,312	$12,103	$105,415
Net income	—	—	—	27,367	27,367
Dividends declared
Common stock, $7,353/share	—	—	—	(6,000)	(6,000)

Balances at December 31, 2004	816	—	93,312	33,470	126,782
Net income January 1, 2005 through June 30, 2005	—	—	—	28,049	28,049
Dividends declared on June 8, 2005
Common stock, $4,412/share	—	—	—	(3,600)	(3,600)
Net income July 1, 2005 through September 30, 2005	—	—	—	22,425	22,425
Dividends declared on July 6, 2005
Common stock, $100,000/share	—	—	(23,681)	(57,919)	(81,600)

Balances at September 30, 2005 (Unaudited)	816	$—	$69,631	$22,425	$92,056

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$50,474	$17,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,756	18,351
Amortization of intangibles	657	654
Deferred grant credits	(1,983)	(1,983)
Deferred rental income	(507)	(1,069)
Deferred rent expense	(182)	132
Deferred income taxes	—	(2,124)
Asset impairment and disposition loss	471	5,350
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(9,828)	(5,235)
Prepaid expenses	(2,527)	(1,585)
Margin deposits and guaranty fund assets	(745,781)	64,912
Other current assets	(706)	2,392
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	562	(2,238)
Accrued salaries and related liabilities	7,260	6,516
Margin deposits and guaranty fund liabilities	745,781	(64,912)
Income tax payable	(2,635)	962
Other current liabilities	11,498	10,199
Other liabilities	(1,158)	833
Retirement obligation	253	(171)

Net cash provided by operating activities	64,405	48,131

Cash flows from investing activities
(Increase) decrease in collateral from securities lending program	(3,425,948)	—
(Increase) decrease in securities purchased under agreements to resell	(10,676)	23,550
(Increase) decrease in marketable securities	45,942	(64,233)
Capital expenditures	(8,565)	(4,762)
(Increase) decrease in other assets	(2,385)	1,019

Net cash used in investing activities	(3,401,632)	(44,426)

Cash flows from financing activities
Increase in obligation to return collateral under securities lending program	3,425,948	—
Dividends paid	(88,700)	(5,000)

Net cash provided by (used in) financing activities	3,337,248	(5,000)

Net increase (decrease) in cash and cash equivalents	21	(1,295)
Cash and cash equivalents, beginning of period	3,084	1,763

Cash and cash equivalents, end of period	$3,105	$468

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

In August 2004, NYMEX Europe Exchange Holdings Limited (“Europe Holdings”) was incorporated as a wholly-owned subsidiary of NYMEX Holdings, and in March 2005 NYMEX Europe Limited (“Europe Limited”) was incorporated as an operating and wholly-owned subsidiary of Europe Holdings. Where appropriate, each European subsidiary will be discussed separately, and collectively will be referred to as the “Europe Exchange.” Europe Exchange is an independent UK-based exchange which provides an open-outcry trading facility in London, England. All trades executed on Europe Exchange are cleared through the Company’s clearinghouse in New York.

In June 2005, the Company and Dubai Holding announced the formation of the Dubai Mercantile Exchange (“DME”), a 50/50 joint-venture to develop the Middle East’s first energy futures exchange. It is expected that the DME will initially trade sour crude and fuel oil products. It will be based in the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. In addition, the DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company anticipates that the DME will open for trading in 2006.

The Company exists principally to provide facilities to buy, sell and clear energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed in the over-the-counter (“OTC”) market. These services facilitate price discovery, hedging and liquidity in the energy and metals markets. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. To manage the risk of financial nonperformance, the Exchange requires members to post margin. Trading on the Exchange is regulated by the Commodity Futures Trading Commission. Trading on the Europe Exchange is regulated by the UK’s Financial Services Authority.

Significant Accounting Policies

The Company’s significant accounting policies are described in the notes of the December 31, 2004 audited consolidated financial statements included in its Annual Report on Form 10-K.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries: NYMEX Division; COMEX Division; COMEX Clearing Association, Inc. (“CCA”); NYMEX Technology Corporation (which became inactive in November 1996); Tradingear Acquisition LLC; Europe Holdings; and Europe Limited. Intercompany balances and transactions have been eliminated in consolidation. COMEX Division and CCA were acquired by the Company in 1994. While CCA is still in existence, its operations were consolidated into the NYMEX Division in May 2003.

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

2. Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. The fee paid to JPMorgan is recorded in general and administrative expenses on the Company’s consolidated statements of income. At September 30, 2005, the fair value of the securities on loan was approximately $3.4 billion. Interest income and interest expense recognized

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the securities lending program was $21.2 million and $20.2 million, respectively, for the three months ended September 30, 2005 and $41.2 million and $39.0 million, respectively, for the nine months ended September 30, 2005.

3. Collateralization

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At September 30, 2005, and December 31, 2004, the Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at September 30, 2005 and December 31, 2004 was $30.0 million and $19.3 million, respectively.

4. Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $385,000 and $256,000 at September 30, 2005 and December 31, 2004, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This allowance was $64,000 and $121,000 at September 30, 2005 and December 31, 2004, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At September 30, 2005, the combined amounts due from vendors with the ten highest receivable balances represented 91% of the total accounts receivable balance. Accounts receivable for market data revenues are included in other current assets on the Company’s consolidated balance sheets.

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of $472,000 and $665,000 at September 30, 2005 and December 31, 2004, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s consolidated balance sheets.

5. Notes Payable

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At September 30, 2005 and December 31, 2004, the notes payable balance, including the current portion, was $88.7 million.

6. Incentive Programs

The Company has various discretionary rebate programs that reduce operating costs of certain market participants. These programs were designed to provide incentives to third parties to establish business with the Company and are recorded in general and administrative expenses on the consolidated statements of income. During the three-month periods ended September 30, 2005 and 2004, these programs totaled $7.3 million and $4.0 million, respectively. During the nine-month periods ended September 30, 2005 and 2004, these programs totaled $17.1 million and $8.9 million, respectively.

7. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash paid for:
Interest	$42,455	$3,524

Income taxes	$44,773	$14,677

Noncash investing and financing activities:
Purchase of assets under capital lease obligation	$—	$955

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

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005			December 31, 2004
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$81	$5,305	$5,386	$521	$54	$575
Securities held for resale	772,945	2,275	775,220	31,950	2,300	34,250

Total cash and securities	773,026	7,580	780,606	32,471	2,354	34,825

Cash and securities earning interest for members
Money market funds	3,993,950	—	3,993,950	2,914,820	—	2,914,820
U.S. Treasuries	15,037,084	146,551	15,183,635	7,322,495	148,026	7,470,521
Letters of credit	1,641,838	—	1,641,838	511,002	—	511,002

Total cash and securities	20,672,872	146,551	20,819,423	10,748,317	148,026	10,896,343

Total funds	$21,445,898	$154,131	$21,600,029	$10,780,788	$150,380	$10,931,168

9. Commitments and Contingencies

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts. A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of September 30, 2005, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$74,647	$88,732
Long-term debt interest	3,418	6,626	6,416	6,205	5,994	47,570	76,229
Operating leases—facilities	1,086	4,216	4,053	4,029	4,056	11,652	29,092
Operating leases—equipment	595	1,727	1,074	579	—	—	3,975
Capital lease	120	327	—	—	—	—	447
Other long-term obligations	800	800	800	800	800	7,803	11,803

Total contractual obligations	$8,836	$16,513	$15,160	$14,430	$13,667	$141,672	$210,278

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2005 through 2069. For the three months ended September 30, 2005 and 2004, rental expense for facilities and the land lease amounted to $1.2 million and $0.9 million, respectively. For the nine months ended September 30, 2005 and 2004, rental expense for facilities and the land lease amounted to $2.8 million and $1.9 million, respectively.

The Company leases space to tenants in its headquarters facility and records the associated rental income in other revenue in the consolidated statements of income. For the three months ended September 30, 2005 and 2004, rental income amounted to $2.1 million and $2.9 million, respectively. For the nine months ended September 30, 2005 and 2004, rental income amounted to $6.1 million and $6.5 million, respectively. Future minimum rental income for the years 2005 through 2009 are as follows:

(in thousands)
2005	$2,113
2006	8,083
2007	7,614
2008	5,776
2009	4,959

Total	$28,545

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint-venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. On September 6, 2005, the first contribution of $2.5 million was made.

Financial Guarantees

The Company adopted FIN No. 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At September 30, 2005, there were total seat loan balances of $9.7 million and securities pledged against the seat loan balances of $11.4 million.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no events of default during the three and nine months ended September 30, 2005, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of September 30, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. This case is ongoing.

10. Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. In addition, Open Outcry includes the trading and clearing of Europe Limited futures contracts on the trading floor of the Company’s London subsidiary, which opened during the third quarter of 2005. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing. The Corporate/Other column represents income earned on the Company’s investments net of fees, fees incurred on its securities lending activities and interest expense incurred on its obligations. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses, excluding interest and securities lending fees, are allocated based on the proportion of total revenues attributed to each segment. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total revenues	$57,237	$36,354	$4,312	$97,903	$161,858	$83,348	$7,880	$253,086
Depreciation and amortization	2,197	1,500	—	3,697	7,792	4,013	—	11,805
Other operating expenses	30,517	19,905	1,963	52,385	94,231	48,524	5,717	148,472

Operating income	24,523	14,949	2,349	41,821	59,835	30,811	2,163	92,809
Loss on investment in joint venture	—	—	196	196	—	—	196	196

Income before provision for income taxes	24,523	14,949	2,153	41,625	59,835	30,811	1,967	92,613
Provision for income taxes	11,340	6,881	979	19,200	27,225	14,019	895	42,139

Net income	$13,183	$8,068	$1,174	$22,425	$32,610	$16,792	$1,072	$50,474

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total revenues	$46,258	$15,695	$1,280	$63,233	$133,740	$37,909	$1,971	$173,620
Depreciation and amortization	5,146	1,707	—	6,853	13,555	3,842	—	17,397
Other operating expenses	33,356	11,234	1,770	46,360	93,598	26,531	5,310	125,439

Operating income (loss)	7,756	2,754	(490)	10,020	26,587	7,536	(3,339)	30,784
Loss on investment in joint venture	—	—	—	—	—	—	—	—

Income (loss) before provision (benefit) for income taxes	7,756	2,754	(490)	10,020	26,587	7,536	(3,339)	30,784
Provision (benefit) for income taxes	3,433	1,221	(217)	4,437	11,777	3,339	(1,479)	13,637

Net income (loss)	$4,323	$1,533	$(273)	$5,583	$14,810	$4,197	$(1,860)	$17,147

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at September 30, 2005 and December 31, 2004 exceed the amount of the accumulated obligations.

The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s unaudited consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service costs	$88	$123	$264	$253
Interest costs	88	119	264	245
Amortization of prior service costs	(14)	(15)	(42)	(43)
Amortization of net (gain) loss	6	7	18	5

Total net period postretirement benefit cost	$168	$234	$504	$460

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Consolidated Statements of Stockholders’ Equity

Prior to the Company’s demutualization in November 2000, earnings and paid-in-capital were combined and reported in Members’ Equity on its consolidated financial statements. At the date of demutualization, the balance in Members’ Equity was transferred to Additional Paid-in-Capital. Subsequent to demutualization, earnings are being reported in Retained Earnings on the Company’s consolidated statements of stockholders’ equity.

On July 6, 2005, the board of directors of the Company voted to declare and distribute a special cash dividend of $81.6 million to stockholders of record as of July 15, 2005. On the date of declaration, the balance in Retained Earnings was $57.9 million. The amount of the distribution in excess of the balance in Retained Earnings, which totaled $23.7 million, was reported as a reduction to Additional Paid-in-Capital on the Company’s consolidated statements of stockholders’ equity at September 30, 2005. The Company anticipates that there will be sufficient earnings and profits at December 31, 2005 such that the entire distribution will be treated as a dividend for income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Throughout this document NYMEX Holdings, Inc. will be referred to as “NYMEX Holdings” and, together with its subsidiaries, as the “Company.” The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be discussed as the “Exchange.” When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the “Company.”

In August 2004, NYMEX Europe Exchange Holdings Limited (“Europe Holdings”) was incorporated as a wholly-owned subsidiary of NYMEX Holdings, and in March 2005 NYMEX Europe Limited (“Europe Limited”) was incorporated as an operating and wholly-owned subsidiary of Europe Holdings. Where appropriate, each European subsidiary will be discussed separately, and collectively will be referred to as the “Europe Exchange.” Europe Exchange is an independent UK-based exchange which provides an open-outcry trading facility in London, England. All trades executed on Europe Exchange are cleared through the Company’s clearinghouse in New York.

In June 2005, the Company and Dubai Holding announced the formation of the Dubai Mercantile Exchange (“DME”), a 50/50 joint-venture to develop the Middle East’s first energy futures exchange. It is expected that the DME will initially trade sour crude and fuel oil products. It will be based in the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. In addition, the DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company anticipates that the DME will open for trading in 2006.

Since its founding 133 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon 2004 volume of approximately 169 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas, and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes. NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The NYMEX ClearPort® Clearing system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 180 energy futures contracts.

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

Market Conditions

For the three months ended September 30, 2005, the total volume of futures and options contracts traded and cleared was 59.8 million contracts, an increase of 16.1 million contracts or 36.8% from 43.7 million contracts for the same period last year.

For the nine months ended September 30, 2005, the total volume of futures and options contracts traded and cleared was 160.5 million contracts, an increase of 36.8 million contracts or 29.7% from 123.7 million contracts for the same period last year.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPort® Clearing. Included in the NYMEX Division volumes are futures contracts of Europe Limited, the Company’s European subsidiary, that are traded on the subsidiaries trading floor in London, England, which opened during the current quarter. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Open interest represents the number of contracts at September 30, 2005 and 2004 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets—NYMEX Division

For the three months ended September 30, 2005, the volume of futures and options contracts traded and cleared on the NYMEX Division was 43.0 million contracts, an increase of 10.1 million contracts or 30.7% from 32.9 million contracts for the same period last year. Futures contracts volume was 34.3 million contracts, an increase of 7.7 million contracts or 28.9% from 26.6 million contracts for the same period last year. Options contracts volume was 8.7 million contracts, an increase of 2.4 million contracts or 38.1% from 6.3 million contracts for the same period last year.

For the nine months ended September 30, 2005, the volume of futures and options contracts traded and cleared on the NYMEX Division was 113.0 million contracts, an increase of 20.8 million contracts or 22.6% from 92.2 million contracts for the same period last year. Futures contracts volume was 90.8 million contracts, an increase of 15.5 million contracts or 20.6% from 75.3 million contracts for the same period last year. Options contracts volume was 22.2 million contracts, an increase of 5.3 million contracts or 31.4% from 16.9 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	16,384	4,273	20,657	14,054	3,346	17,400
Henry Hub natural gas	5,527	3,142	8,669	5,259	2,274	7,533
N.Y. heating oil	3,416	344	3,760	3,108	253	3,361
N.Y. harbor unleaded gasoline	3,711	319	4,030	3,289	205	3,494
Other	5,230	624	5,854	923	170	1,093

Total	34,268	8,702	42,970	26,633	6,248	32,881

NYMEX Division Contracts Traded and Cleared

(in thousands)

	For the Nine Months Ended September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	46,999	11,861	58,860	40,277	8,859	49,136
Henry Hub natural gas	15,462	7,488	22,950	13,873	6,179	20,052
N.Y. heating oil	10,110	850	10,960	9,529	501	10,030
N.Y. harbor unleaded gasoline	10,373	931	11,304	10,037	820	10,857
Other	7,803	1,074	8,877	1,587	492	2,079

Total	90,747	22,204	112,951	75,303	16,851	92,154

NYMEX Division Contracts Open Interest

(in thousands)

	At September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	872	2,047	2,919	703	1,410	2,113
Henry Hub natural gas	547	1,155	1,702	376	927	1,303
N.Y. heating oil	171	135	306	190	119	309
N.Y. harbor unleaded gasoline	136	75	211	154	50	204
Other	55	122	177	55	52	107

Total	1,781	3,534	5,315	1,478	2,558	4,036

Light Sweet Crude Oil

For the three months ended September 30, 2005, futures contract volume was 16.4 million contracts, an increase of 2.3 million contracts or 16.3% from 14.1 million contracts for the same period last year. Options contract volume was 4.3 million contracts, an increase of 1.0 million contracts or 30.3% from 3.3 million contracts for the same period last year. Total futures and options contract volume was 20.7 million contracts, an increase of 3.3 million contracts or 19.0% from 17.4 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures contract volume was 47.0 million contracts, an increase of 6.7 million contracts or 16.6% from 40.3 million contracts for the same period last year. Options contract volume was 11.9 million contracts, an increase of 3.1 million contracts or 35.2% from 8.8 million contracts for the same period last year. Total futures and options contract volume was 58.9 million contracts, an increase of 9.8 million contracts or 20.0% from 49.1 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and nine months ended September 30, 2005 were due, in part, to the price volatility of crude oil. The price volatility was caused by historically high price levels, continued strong global demand for crude oil and continued supply concerns. Seasonal factors also contributed to the price volatility, with the late winter cold spell in the Northern Hemisphere affecting the first quarter of 2005, and the severe hurricane season in the Gulf of Mexico disrupting oil refineries during the third quarter of 2005.

Henry Hub Natural Gas

For the three months ended September 30, 2005, futures contract volume was 5.5 million contracts, an increase of 0.3 million contracts or 5.8% from 5.2 million contracts for the same period last year. Options contract volume was 3.1 million contracts, an increase of 0.8 million contracts or 34.8% from 2.3 million contracts for the same period last year. Total futures and options contracts volume was 8.6 million contracts, an increase of 1.1 million contracts or 14.7% from 7.5 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures contract volume was 15.5 million contracts, an increase of 1.6 million contracts or 11.5% from 13.9 million contracts for the same period last year. Options contract volume was 7.5 million contracts, an increase of 1.3 million contracts or 21.0% from 6.2 million contracts for the same period last year. Total futures and options contracts volume was 23.0 million contracts, an increase of 2.9 million contracts or 14.4% from 20.1 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and nine months ended September 30, 2005 were due, in part, to significant fluctuations in the price of natural gas during 2005. During the third quarter of 2005, there was a significant increase in price due to record warm weather in the Northeast. This resulted in increased usage to generate electricity for the summer’s high air conditioning demand. In addition, there were continued concerns about the North American natural gas supply, which resulted in higher trading activity. The increased summer usage resulted in a steady decline in the natural gas inventories. The hurricanes in the Gulf of Mexico caused damage to production facilities, which halted their processing ability and further strengthened supply concerns.

New York Heating Oil

For the three months ended September 30, 2005, futures contract volume was 3.4 million contracts, an increase of 0.3 million contracts or 9.7% from 3.1 million contracts for the same period last year. Options contract volume was 0.4 million contracts, an increase of 0.1 million contracts or 33.3% from 0.3 million contracts for the same period last year. Total futures and options contracts volume was 3.8 million contracts, an increase of 0.4 million contracts or 11.8% from 3.4 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures contract volume was 10.1 million contracts, an increase of 0.6 million contracts or 6.3% from 9.5 million contracts for the same period last year. Options contract volume was 0.9 million contracts, an increase of 0.4 million contracts or 80.0% from 0.5 million contracts for the same period last year. Total futures and options contracts volume was 11.0 million contracts, an increase of 1.0 million contracts or 10.0% from 10.0 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and nine months ended September 30, 2005 were due, in part, to the continuing strong global demand for petroleum products, including heating oil. In addition, concerns surrounding limited refining capacity and historically high prices continue to cause higher volatility in the heating oil market, resulting in increased trading activity. The refining capacity concerns were strengthened during the third quarter of 2005, as severe hurricanes in the Gulf of Mexico caused disruptions to refineries in the area. Finally, high price differentials between heating oil and crude oil have also resulted in increased trading activity.

New York Harbor Unleaded Gasoline

For the three months ended September 30, 2005, futures contract volume was 3.7 million contracts, an increase of 0.4 million contracts or 12.1% from 3.3 million contracts for the same period last year. Options contract volume was 0.3 million contracts, an increase of 0.1 million contracts or 50.0% from 0.2 million contracts for the same period last year. Total futures and options contracts volume was 4.0 million contracts, an increase of 0.5 million contracts or 14.3% from 3.5 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures contract volume was 10.4 million contracts, an increase of 0.4 million contracts or 4.0% from 10.0 million contracts for the same period last year. Options contract volume was 0.9 million contracts, an increase of 0.1 million contracts or 12.5% from 0.8 million contracts for the same period last year. Total futures and options contracts volume was 11.3 million contracts, an increase of 0.5 million contracts or 4.6% from 10.8 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and nine months ended September 30, 2005 were due, in part, to volatility caused by the price of gasoline. Gasoline prices rose to historically high levels during the third quarter of 2005. Contributing to the price volatility was the disruption to refineries resulting from the hurricanes in the Gulf of Mexico. Finally, high price differentials between gasoline and crude oil have also resulted in increased trading activity.

Metals Market—COMEX Division

For the three months ended September 30, 2005, the volume of futures and options contracts traded and cleared for the COMEX Division was 7.7 million contracts, an increase of 0.9 million contracts or 13.2% from 6.8 million contracts for the same period last year. Futures contract volume was 6.6 million contracts, an increase of 1.3 million contracts or 24.5% from 5.3 million contracts for the same period last year. Options contract volume was 1.1 million contracts, a decrease of 0.4 million contracts or 26.7% from 1.5 million contracts for the same period last year.

For the nine months ended September 30, 2005, the volume of futures and options contracts traded and cleared for the COMEX Division was 22.5 million contracts, a decrease of 0.2 million contracts or 0.9% from 22.7 million contracts for the same period last year. Futures contract volume was 19.5 million contracts, an increase of 0.9 million contracts or 4.8% from 18.6 million contracts for the same period last year. Options contract volume was 3.0 million contracts, a decrease of 1.1 million contracts or 26.8% from 4.1 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Contracts Traded and Cleared

(in thousands)

	For the Three Months Ended September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	4,216	804	5,020	3,442	1,253	4,695
Silver	1,429	260	1,689	1,072	223	1,295
High grade copper	949	31	980	756	34	790
Aluminum	6	—	6	14	—	14

Total	6,600	1,095	7,695	5,284	1,510	6,794

COMEX Division Contracts Traded and Cleared

(in thousands)

	For the Nine Months Ended September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	12,083	2,168	14,251	11,878	3,246	15,124
Silver	4,186	754	4,940	4,018	703	4,721
High grade copper	3,133	117	3,250	2,624	163	2,787
Aluminum	29	—	29	71	—	71

Total	19,431	3,039	22,470	18,591	4,112	22,703

COMEX Division Contracts Open Interest

(in thousands)

	At September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Gold	365	274	639	290	630	920
Silver	127	81	208	93	91	184
High grade copper	107	12	119	97	18	115
Aluminum	3	—	3	10	—	10

Total	602	367	969	490	739	1,229

Gold

For the three months ended September 30, 2005, futures contract volume was 4.2 million contracts, an increase of 0.8 million contracts or 23.5% from 3.4 million contracts for the same period last year. Options contract volume was 0.8 million contracts, a decrease of 0.5 million contracts or 38.5% from 1.3 million contracts for the same period last year. Total futures and options contract volume was 5.0 million contracts, an increase of 0.3 million contracts or 6.4% from 4.7 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures contract volume was 12.1 million contracts, an increase of 0.2 million contracts or 1.7% from 11.9 million contracts for the same period last year. Options contract volume was 2.2 million contracts, a decrease of 1.0 million contracts or 31.3% from 3.2 million contracts for the same period last year. Total futures and options contract volume was 14.3 million contracts, a decrease of 0.8 million contracts or 5.3% from 15.1 million contracts for the same period last year.

The Company believes that increases in futures contract volume for the three and nine months ended September 30, 2005 was due, in part, to the fear of increased inflation as a result of rapidly rising energy prices, uncertainty regarding geopolitical conditions and a weak U.S. currency compared to other international currencies. The decrease in options contract volume can be attributed to a period of reduced market volatility.

Silver

For the three months ended September 30, 2005, futures contract volume was 1.4 million contracts, an increase of 0.3 million contracts or 27.3% from 1.1 million contracts for the same period last year. Options contract volume was 260,000 contracts, an increase of 37,000 contracts or 16.6% from 223,000 contracts for the same period last year. Total futures and options contract volume was 1.7 million contracts, an increase of 0.4 million contracts or 30.8% from 1.3 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures contract volume was 4.2 million contracts, an increase of 0.2 million contracts or 5.0% from 4.0 million contracts for the same period last year. Options contract volume was 0.7 million contracts, a slight increase compared to the same period last year. Total futures and options contract volume was 4.9 million contracts, an increase of 0.2 million contracts or 4.3% from 4.7 million contracts for the same period last year.

The Company believes that increases in futures and options contract volume for the three and nine months ended September 30, 2005 were due, in part, to the increase appeal of silver as an alternative investment, which resulted in an increase in demand and, in turn, a decline in inventories. Additionally, the uncertainty regarding global geopolitical conditions and a weak U.S. currency versus other international currencies, has led to increased hedging and speculative demand for silver futures and options.

High Grade Copper

For the three months ended September 30, 2005, futures contract volume was 0.9 million contracts, an increase of 0.2 million contracts or 28.6% from 0.7 million contracts for the same period last year. Options contract volume was 31,000 contracts, essentially flat compared to the same period last year. Total futures and options contract volume was 1.0 million contracts, an increase of 0.2 million contracts or 25.0% from 0.8 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures contract volume was 3.1 million contracts, an increase of 0.5 million contracts or 19.2% from 2.6 million contracts for the same period last year. Options contract volume decreased to 117,000 contracts from 163,000 contracts for the same period last year. Total futures and options contract volume was 3.3 million contracts, an increase of 0.5 million contracts or 17.9% from 2.8 million contracts for the same period last year.

The Company believes that the increases in futures contract volume for the three and nine months ended September 30, 2005 were due, in part, to declining global warehouse stocks as a result of increased international demand, strong housing starts and supply disruptions in various parts of the world, which contributed to increased hedging and speculative demand for copper futures.

NYMEX ClearPort® Clearing

For the three months ended September 30, 2005, futures and options contract clearing volume was 9.1 million contracts, an increase of 5.1 million contracts or over 100% from 4.0 million contracts for the same period last year.

For the nine months ended September 30, 2005, futures and options contract clearing volume was 25.1 million contracts, an increase of 16.3 million contracts or almost 200% from 8.8 million contracts for the same period last year.

For the three and nine months ended September 30, 2005, there was significant growth in natural gas clearing volume through NYMEX ClearPort® Clearing. The Company believes this growth was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-Exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered during the current period and the launch of new products for petroleum, electricity and coal on NYMEX ClearPort® Clearing contributed to this increase.

NYMEX ClearPort® Clearing Contracts

(in thousands)

	For the Three Months Ended September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	6,778	1,954	8,732	2,957	762	3,719
Electricity	323	22	345	146	—	146
Petroleum products	16	35	51	114	—	114
Coal	13	—	13	2	—	2
Other	1	—	1	—	—	—

Total	7,131	2,011	9,142	3,219	762	3,981

NYMEX ClearPort® Clearing Contracts

(in thousands)

	For the Nine Months Ended September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	18,746	4,738	23,484	7,243	812	8,055
Electricity	1,206	28	1,234	385	—	385
Petroleum products	198	146	344	368	4	372
Coal	22	—	22	6	—	6
Other	1	—	1	—	—	—

Total	20,173	4,912	25,085	8,002	816	8,818

NYMEX ClearPort® Clearing Open Interest

(in thousands)

	At September 30,
	2005			2004
	Futures	Options	Total	Futures	Options	Total
Natural gas	3,425	1,548	4,973	1,751	432	2,183
Electricity	239	24	263	72	—	72
Petroleum products	74	26	100	106	3	109
Coal	4	—	4	1	—	1

Total	3,742	1,598	5,340	1,930	435	2,365

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Overview

Net income for the three months ended September 30, 2005 was $22.4 million, an increase of $16.8 million from $5.6 million for the same period last year. This increase was the result of revenues increasing by $34.7 million, which was partially offset by increases in operating expenses and income taxes of $2.9 million and $14.8 million, respectively. In addition, the Company incurred a $0.2 million loss on its joint venture investment.

Net income for the nine months ended September 30, 2005 was $50.5 million, an increase of $33.3 million from $17.2 million for the same period last year. This increase was the result of revenues increasing by $79.5 million, which was partially offset by increases in operating expenses and income taxes of $17.5 million and $28.5 million, respectively. In addition, the Company incurred a $0.2 million loss on its joint venture investment.

The increase in revenues for both the three- and nine-month periods was due to an increase in clearing and transaction fees from higher trading and clearing volumes, market data fees from the implementation of a new price structure which went into effect on January 1, 2005, as well as increased investment income. Additionally, the Company earned revenue from securities lending activities which began during the first quarter of 2005. The increase in operating expenses for both the three- and nine-month periods was due primarily to increases in general and administrative expenses.

The following table summarizes the components of net income for the three and nine months ended September 30, 2005 and 2004 (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$97,903	$63,233	$253,086	$173,620
Total expenses	56,082	53,213	160,277	142,836

Operating income	41,821	10,020	92,809	30,784
Loss on investment in joint venture	196	—	196	—

Income before provision for income taxes	41,625	10,020	92,613	30,784
Provision for income taxes	19,200	4,437	42,139	13,637

Net income	$22,425	$5,583	$50,474	$17,147

Basic and diluted earnings per share	$27,482	$6,842	$61,855	$21,013

Revenue

Clearing and Transaction Fees

For the three months ended September 30, 2005, clearing and transaction fees were $79.5 million, an increase of $29.3 million or 58.4% from $50.2 million for the same period last year. For the nine months ended September 30, 2005, clearing and transaction fees were $203.6 million, an increase of $64.8 million or 46.7% from $138.8 million for the same period last year. The increases for both the three- and nine-month periods were due to higher floor trading and NYMEX ACCESS® volumes on the NYMEX Division, higher NYMEX ClearPort® Clearing volumes, higher e-miNYSM volumes and a higher average revenue per contract.

For the three and nine months ended September 30, 2005, revenue per contract was $1.33 and $1.27, respectively, increases of $0.18 and $0.15 per contract, respectively, compared to the comparable prior year periods. These increases were due to the floor customer trading mix and an increase in the percentage of trades executed on NYMEX ClearPort® Clearing and NYMEX ACCESS®, which charge higher rates per trade.

Market Data Fees

For the three months ended September 30, 2005, market data fees were $11.1 million, an increase of $2.9 million or 35.4% from $8.2 million for the same period last year. For the nine months ended September 30, 2005, market data fees were $33.1 million, an increase of $9.2 million or 38.5% from $23.9 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to the implementation of a new price structure that went into effect on January 1, 2005. Increases in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increases. In addition, the Company began to charge separate vendor administrative fees for the NYMEX Division and COMEX Division in May of 2004. Prior to this, vendors were being charged only one administrative fee for access to market data of both divisions.

Other, Net

For the three months ended September 30, 2005, other revenues were $3.0 million, a decrease of $0.6 million or 16.7% from $3.6 million for the same period last year. For the nine months ended September 30, 2005, other revenues were $8.6 million, a decrease of $0.4 million or 4.4% from $9.0 million for the same period last year. The decreases for both the three- and nine-month periods were due primarily to additional rental income recorded in the third quarter of 2004 from the Board of Trade of the City of New York, Inc. (“NYBOT”) offset, in part, by increases in rental income from the Company’s other tenants during 2005.

Investment Income, Net

For the three months ended September 30, 2005, investment income was $3.4 million, an increase of $2.1 million or over 100% from $1.3 million for the same period last year. For the nine months ended September 30, 2005, investment income was $5.7 million, an increase of $3.7 million or over 100% from $2.0 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to interest income, as a result of a larger amount of investment assets in the current year periods coupled with higher interest rates. This increase was offset, in part, by lower realized gains on fixed income securities in 2005 compared to the prior year.

Interest Income from Securities Lending, Net

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program (see Note 2 to the unaudited consolidated financial statements). For the three and nine months ended September 30, 2005, interest income from securities lending, net was $1.0 million and $2.2 million, respectively.

Operating Expenses

Salaries and Employee Benefits

For the three months ended September 30, 2005, salaries and employee benefits were $15.2 million, an increase of $1.3 million or 9.4% from $13.9 million for the same period last year. For the nine months ended September 30, 2005, salaries and employee benefits were $45.3 million, an increase of $2.4 million or 5.6% from $42.9 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, compared to the same period last year. In addition, the Company incurred additional temporary staffing during the current year periods to assist in the start-up of its trading floors in Dublin, Ireland and London, England. For the nine months ended September 30, 2005, the increase was partially offset by a decline in 2005 severance costs, as the Company incurred additional severance in the second quarter of 2004 with respect to one of its senior executives.

Occupancy and Equipment

For the three months ended September 30, 2005, occupancy and equipment expenses were $7.9 million, an increase of $0.7 million or 9.7% from $7.2 million for the same period last year. For the nine months ended September 30, 2005, occupancy and equipment expenses were $21.5 million, an increase of $2.0 million or 10.3% from $19.5 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to rent and associated expenses incurred by the Company on its trading floors and office space in Dublin, Ireland and London, England, which were not in existence during the prior year periods. The Company also incurred additional costs in third quarter of 2005 related to security enhancements at its corporate headquarters located in downtown New York City.

Depreciation and Amortization

For the three months ended September 30, 2005, depreciation and amortization expenses were $3.7 million, a decrease of $3.2 million or 46.4% from $6.9 million for the same period last year. For the nine months ended September 30, 2005, depreciation and amortization expenses were $11.8 million, a decrease of $5.6 million or 32.2% from $17.4 million for the same period last year. The decreases for both the three- and nine-month periods were due primarily to the write-off of fixed assets during the quarter ended September 30, 2004, which was a result of the Company identifying, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. This resulted in a lower fixed asset base during the three- and nine-month periods ended September 30, 2005 which, in turn, yielded lower depreciation compared to the same periods last year. The Company is currently in the process of remediating this weakness and has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. In addition, the Company will be implementing new automated processes to replace certain manual processes.

General and Administrative

For the three months ended September 30, 2005, general and administrative expenses were $15.3 million, an increase of $6.9 million or 82.1% from $8.4 million for the same period last year. For the nine months ended September 30, 2005, general and administrative expenses were $39.5 million, an increase of $18.0 million or 83.7% from $21.5 million for the same period last year. On September 12, 2005, the Company launched an open outcry futures exchange in London, England, which resulted in additional costs not present in the prior year periods. Upon opening the London trading floor, the Company ceased its operations in Dublin, Ireland. The increases for both the three- and nine-month periods were due primarily to transaction incentives the Company incurred during the current year periods, which it believes are necessary to promote trading in London and, previously, in Dublin. The Company expects to incur increased incentive costs in the near future for its London initiative. Travel related costs associated with the establishment and operation of the Company’s trading floors in London and, previously, in Dublin also contributed to the current year increases.

Professional Services

For the three months ended September 30, 2005, professional services expenses were $6.7 million, an increase of $0.2 million or 3.1% from $6.5 million for the same period last year. For the nine months ended September 30, 2005, professional services expenses were $21.7 million, an increase of $2.7 million or 14.2% from $19.0 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to higher financial and legal consulting fees the Company incurred to support its business expansion initiatives, as well as technical consulting to support its technology initiatives.

Telecommunications

For the three months ended September 30, 2005, telecommunications expenses were $1.7 million, an increase of $0.5 million or 41.7% from $1.2 million for the same period last year. For the nine months ended

September 30, 2005, telecommunications expenses were $5.1 million, an increase of $0.9 million or 21.4% from $4.2 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to higher data communication expenses in the current year periods needed to support the growth in market data fees, as well as costs associated with the London trading floor and, previously, with the Dublin trading floor.

Marketing

For the three months ended September 30, 2005, marketing expenses were $1.3 million, an increase of $0.9 million or over 200% from $0.4 million for the same period last year. For the nine months ended September 30, 2005, marketing expenses were $3.1 million, an increase of $1.4 million or 82.4% from $1.7 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to higher advertising and other marketing expenses attributable to the Company’s international expansion initiatives.

Other Expenses

For the three months ended September 30, 2005, other expenses were $2.1 million, an increase of $0.1 million or 5.0% from $2.0 million for the same period last year. For the nine months ended September 30, 2005, other expenses were $6.6 million, an increase of $0.5 million or 8.2% from $6.1 million for the same period last year. The increases for both the three- and nine-month periods were due primarily to higher charitable contributions in the current year periods.

Interest Expense

For the three and nine months ended September 30, 2005, interest expense was $1.7 million and $5.2 million, respectively, down slightly from the same periods last year. The decreases for both the three- and nine-month periods were due to a lower principal balance on the Company’s long-term debt during the current year periods.

Asset Impairment and Disposition Losses

The loss on impairment and disposition of property and equipment for the three and nine months ended September 30, 2005 was $0.4 million and $0.5 million, respectively. The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete.

Provision for Income Taxes

The Company’s effective tax rate was 45.5% for the nine months ended September 30, 2005, compared to 44.3% for the same period last year. The difference between the effective tax rates was due primarily to a lower proportion of tax-exempt income as a result of higher pre-tax income in the current year, as well as the non-deductibility of certain losses and/or expenses the Company has incurred in relation to an international joint venture agreement.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At September 30, 2005, the Company had $132.1 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at September 30, 2005 was $99.0 million.

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

The following table is a summary of significant cash flow categories for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$64,405	$48,131
Investing activities	(3,401,632)	(44,426)
Financing activities	3,337,248	(5,000)

Net increase (decrease) in cash and cash equivalents	$21	$(1,295)

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $64.4 million, an increase of $16.3 million compared to the same period last year. This increase was due primarily to an increase in operating revenues offset, in part, by an increase in income tax payments and payments made under the Company’s incentive programs during the current year period.

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

Net cash provided by investing activities for the nine months ended September 30, 2005, exclusive of securities purchased under the securities lending program, was $24.3 million, an increase of $68.7 million compared to the same period last year. This increase was due primarily to a transfer of marketable securities into operating cash to fund the payment of an $81.6 million dividend to the Company’s common stockholders during the current year period.

Net cash used in financing activities for the nine months ended September 30, 2005, exclusive of cash received under the securities lending program, was $88.7 million, an increase of $83.7 million compared to the same period last year. This represents payments of cash dividends to the Company’s common stockholders of $108,700 per share compared to $6,127 per share in the prior year period. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the United States government and its agencies. The Company also invests in equity securities. At September 30, 2005 and December 31, 2004, cash and investments were as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$3,105	$3,084
Securities purchased under agreements to resell	30,000	19,324
Marketable securities	99,008	144,950

	$132,113	$167,358

Included in marketable securities at September 30, 2005 are investments totaling $11.8 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 11 to the unaudited consolidated financial statements). Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 9 to the unaudited consolidated financial statements).

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

The Company is entitled to earn interest on cash and investment balances recorded as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 8 to the unaudited consolidated financial statements, Margin Deposits and Guaranty Funds, sets forth Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2005 and December 31, 2004.

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts.

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of September 30, 2005, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$74,647	$88,732
Long-term debt interest	3,418	6,626	6,416	6,205	5,994	47,570	76,229
Operating leases—facilities	1,086	4,216	4,053	4,029	4,056	11,652	29,092
Operating leases—equipment	595	1,727	1,074	579	—	—	3,975
Capital lease	120	327	—	—	—	—	447
Other long-term obligations	800	800	800	800	800	7,803	11,803

Total contractual obligations	$8,836	$16,513	$15,160	$14,430	$13,667	$141,672	$210,278

The Company’s senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint-venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. On September 6, 2005, the first contribution of $2.5 million was made.

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

In September 2005, the Company announced that it signed a non-binding letter of intent with a private equity firm, by which such firm would invest $135 million for a 10% equity stake in the Company. The proposed transaction values the Company at $1.35 billion after the investment. It is expected that the net proceeds from the investment would be distributed to the Company’s stockholders, and that the private equity firm would not participate in that distribution. Consummation of the transaction will require the approval of the Company’s stockholders and of the CFTC. Therefore, there can be no assurance that the proposed investment in the Company will be completed on its currently proposed terms or will ever be completed, or that the required stockholder and CFTC approvals will be obtained.

The Company has been closely monitoring the activities of Refco LLC, a clearing member of both its NYMEX Division and COMEX Division. Refco LLC is a subsidiary of Refco Inc. Refco Inc. and certain subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on October 17, 2005. To the best of the Company’s knowledge, none of Refco Inc.’s regulated subsidiaries, including the futures brokerage business conducted through Refco LLC, have filed for bankruptcy protection. All customer positions and funds held by Refco LLC are specifically segregated from its assets in compliance with CFTC regulations and Exchange rules. In addition, the Company has placed restrictions on the withdrawal of any capital (including any excess capital) by Refco LLC, without the Company’s prior approval. Refco LLC accounted for approximately 15% of the Company’s clearing and market data revenue at September 30, 2005 and owed the Company approximately $4.2 million at September 30, 2005. This amount has been collected and, as of the date of this report, Refco LLC has met all of its obligations to the Company. The Company, however, invoices Refco LLC 30 days in arrears, and as a result, the Company cannot provide any assurances that it will be able to collect such billings in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s debt securities portfolio and long-term debt including expected principal and interest cash flows for the years 2005 through 2009 and thereafter:

Principal Amounts by Expected Maturity

At September 30, 2005

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2005	$6	$543	$549	1.79%
2006	314	2,482	2,796	4.61%
2007	657	2,636	3,293	4.90%
2008	1,780	2,652	4,432	4.96%
2009	6,638	2,633	9,271	5.03%
Thereafter	47,719	14,534	62,253	4.38%

Total	$57,114	$25,480	$82,594

Fair Value	$61,611

Liabilities
Corporate Debt
2005	$2,817	$3,418	$6,235	7.71%
2006	2,817	6,626	9,443	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
Thereafter	74,647	47,570	122,217	7.75%

Total	$88,732	$76,229	$164,961

Fair Value	$111,287

Interest Rate Risk

Investment Income

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three months ended September 30, 2005 was $3.4 million compared to $1.3 million for the same period last year. Investment income for the nine months ended September 30, 2005 was $5.7 million compared to $2.0 million for the same period last year. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $99.0 million at September 30, 2005. Based on portfolio compositions at September 30, 2005, and assuming a 10% change in market values, the Company would have recognized losses of $9.9 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-Q, due to a previously-reported material weakness in its internal controls relating to the acquisition, tracking and disposition of its property and equipment, as described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As described in more detail below, the Company believes that additional remedial efforts and further review are prudent before it deems such material weakness to be fully remediated. Accordingly, in preparing its financial statements at and for the three and nine months ended September 30, 2005, the Company performed additional procedures relating to property and equipment to ensure that the Company’s financial statements filed in this Quarterly Report on Form 10-Q were fairly stated in all material respects in accordance with U.S. generally accepted accounting principles.

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

1. The Company has implemented policies and procedures reasonably assured to remediate the material weakness described in (a) above. Specifically, the Company has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. These remediation efforts were tested as of September 30, 2005, and no exceptions were noted. The Company is also implementing new automated processes to replace certain manual processes. Since the final testing and review is not yet complete, the Company believes that it cannot state that the material weakness in its internal controls relating to the acquisition, tracking and disposition of its property and equipment (as described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) has been fully remediated and, therefore, must continue to report that its disclosure controls and procedures were not effective.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of September 30, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. This case is ongoing.

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

NYMEX HOLDINGS, INC.

Date: November 8, 2005	By:	/s/ MITCHELL STEINHAUSE
	Name:	Mitchell Steinhause
	Title:	Chairman (Principal Executive Officer)

Date: November 8, 2005	By:	/s/ KENNETH D. SHIFRIN
	Name:	Kenneth D. Shifrin
	Title:	Acting Chief Financial Officer (Principal Financial Officer)