Form 10-K
period 2005-12-31
NYMEX HOLDINGS INC
filed 2006-03-08
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of NYMEX Holdings, Inc. capital stock outstanding as of March 1, 2006 was 816. The aggregate market value of NYMEX Holdings, Inc. capital stock held by stockholders of NYMEX Holdings, Inc., as of March 1, 2006 was $2,570,400,000 based upon the average of the bid and ask price at March 1, 2006 for a NYMEX Holdings, Inc. share of common stock in combination with a membership on the New York Mercantile Exchange, Inc.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for May 1, 2006 Annual Meeting of Stockholders	III

Forward-Looking Information — Safe Harbor Statement

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to our future performance, operating results, strategy, and other future events. Such statements generally include words such as could, can, anticipate, believe, expect, seek, pursue, proposed, potential and similar words and terms, in connection with any discussion of future results, including our ability to consummate the proposed merger or the proposed private placement and to use the proceeds therefrom to make the extraordinary cash distribution and/or to pay fees and expenses incurred in connection with the merger or the private placement of Series A Preferred Stock to General Atlantic, and our exploration of and ability to consummate, including as a result of market conditions, a potential initial public offering or other strategic alternative. Forward-looking statements involve a number of assumptions, risks, and uncertainties, any of which may cause actual results to differ materially from the anticipated, estimated, or projected results referenced in the forward-looking statements. In particular, the forward-looking statements of NYMEX Holdings, Inc., and its subsidiaries are subject to the following risks and uncertainties: difficulties, delays, unexpected costs or the inability to consummate, in whole or in part, the proposed merger or the proposed private placement and to use the proceeds therefrom to make the extraordinary cash distribution and/or to pay fees and expenses incurred in connection with the merger or with the private placement, and our determination not, or difficulties, delays or unanticipated costs in our ability, including as a result of market conditions, to consummate a potential initial public offering or other strategic alternative; the success and timing of new futures contracts and products; changes in political, economic, or industry conditions; the unfavorable resolution of material legal proceedings; the impact and timing of technological changes and the adequacy of intellectual property protection; the impact of legislative and regulatory actions, including without limitation, actions by the Commodity Futures Trading Commission; and terrorist activities, international hostilities or natural disasters, which may affect the general economy as well as oil and other commodity markets. The Company assumes no obligation to update or supplement our forward-looking statements.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers. A copy of the Company’s code of ethics is incorporated herein by reference and is also available on the Company’s website at www.nymex.com. The Company intends to post on its website material changes to, or waivers from, its code of ethics, if any, within two days of any such event. As of March 7, 2006, there were no such changes or waivers.

PART I

ITEM 1. BUSINESS

History

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be referred to as the “Exchange.” When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the “Company.”

The New York Mercantile Exchange was established in 1872 as the Butter and Cheese Exchange of New York to provide an organized forum for the trading of dairy products. Within a few years, the egg trade became an important part of the business and the name of the exchange was changed to the Butter, Cheese and Egg Exchange of the City of New York. In order to attract traders of groceries, dried fruits, canned goods and poultry, the name was changed to New York Mercantile Exchange in 1882.

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

In August 2004, NYMEX Europe Exchange Holdings Limited (“Europe Holdings”) was established as a private limited company incorporated under the laws of England and Wales and is a wholly-owned subsidiary of NYMEX Holdings. In March 2005, NYMEX Europe Limited (“Europe Limited”) was incorporated under the laws of England and Wales as an operating and wholly-owned subsidiary of Europe Holdings. Where appropriate, each European subsidiary will be discussed separately, and collectively will be referred to as the “Europe Exchange.” Europe Exchange is an independent UK-based exchange which provides an open-outcry and electronic trading facility in London, England. All trades executed on Europe Exchange are cleared through the Company’s clearinghouse in New York. Europe Exchange commenced operations in September 2005.

In June 2005, the Company and Tatweer Dubai LLC, a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”), which is jointly owned by the Company and Tatweer Dubai LLC, was incorporated as a limited company under the laws of Bermuda. DME Holdings is the sole owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International

Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. It is expected that the DME will initially offer sour crude and fuel oil products for trading. The DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company anticipates that the DME will commence trading in 2006.

Overview

Since its founding 134 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon our 2005 volume of approximately 215 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes.

The Company exists principally to provide facilities to buy, sell and clear energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed off-Exchange in the over-the-counter (“OTC”) market. These services facilitate price discovery, hedging and liquidity in the energy and metals markets. The Company believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Company’s clearinghouse mitigates counterparty performance risk. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. To manage the risk of financial nonperformance, the Exchange requires members to post margin. Trading on the Exchange is regulated by the Commodity Futures Trading Commission (“CFTC”). Trading on the Europe Exchange is regulated by the UK’s Financial Services Authority.

Strategy

As an overview, a commodities market becomes increasingly more attractive to its participants to the extent that it increases liquidity. Market participants generally view trading volume and open interest as the primary factors in determining liquidity. Accordingly, the Company believes that its continued and future success will be dependent, in large part, upon its capacity to accommodate the trading volume and open interest demanded by market participants as well as its ability to identify growth opportunities and keep pace with market trends in order to maintain its competitive position. Towards that end, the Company continuously endeavors to strengthen and to expand upon its existing assets and services, including the Company’s product lines and clearinghouse operations, and to provide a technological infrastructure that offers both efficiency to market participants and future growth of the Company. In addition, the Company must be able to determine how to anticipate the needs of its trading participants in light of the offerings of its competitors. The Company believes that by seeking to attain these goals, it will be able to offer continued liquidity to market participants by providing the necessary and adequate trading volume and open interest capacity as well as product offerings which respond to the needs of its marketplace. During the past year, the Company has continued these efforts and has undertaken several significant initiatives that it believes make significant strides towards achieving these goals.

On September 20, 2005, the Company’s Board of Directors selected General Atlantic as a minority investment partner, believing that General Atlantic has the right combination of exchange sector experience, capital markets expertise and global business knowledge to assist the Company in generating the highest value for its stockholders. On November 14, 2005, the Company entered into a stock purchase agreement with investment funds affiliated with General Atlantic. The stock purchase agreement was subsequently amended on February 10, 2006, to reflect changes to the transaction terms. If the transaction is approved by stockholders at a special meeting scheduled for March 13, 2006, General Atlantic will invest $160 million for a 10% preferred stock investment in the Company. General Atlantic may be required to pay an additional $10 million if certain conditions are met by the Company in 2006. The $160 million and the additional $10 million, if applicable, will be distributed as special dividends to the Company’s stockholders of record on the business day immediately prior to the closing date of the General Atlantic transaction. The General Atlantic transaction and the new certificates of incorporation and bylaws for NYMEX Holdings and its subsidiary, NYMEX Exchange, that will be adopted in connection with the closing of the General Atlantic transaction, are all described in detail in the definitive proxy statement filed for the special meeting of stockholders scheduled for March 13, 2006 which was mailed to stockholders of record as of February 8, 2006.

Product Distribution: In 2005, the Company undertook several measures that are intended to expand the customer base of the marketplace by broadening access to its markets. Most notably, in February 2006, the Company announced that its Board of Directors voted to offer side-by-side open outcry and electronic trading of its benchmark, physically settled energy futures contracts. Such electronic trading during open outcry trading hours (referred to as “side-by-side” trading) is expected to launch during the second quarter of 2006.

The Company believes that certain ways in which the product base can be enriched is to expand the product distribution network as well as provide products which attract an expanded class of investors other than those who have traditionally used the Company’s markets. The announced implementation of side-by-side trading was a result of a review of certain factors, including, the Company’s own experience with electronic markets as well as the accelerating industry trends in electronic trading. In November 2005, the Company successfully transitioned its NYMEX miNY™ natural gas and crude oil contracts from the Chicago Mercantile Exchange’s (“CME”) electronic trading platform, the Globex® system, to the NYMEX ClearPort® Trading system. Since the migration, volumes have risen and customer adoption of the NYMEX ClearPort® Trading platform has grown. In addition, the Company has observed, with respect to its electronic markets, an increase in trading volume generated by hedge funds or other entities who engage in “black box” or algorithmic trading. Moreover, certain competitors, notably the IntercontinentalExchange (“ICE”) and the Chicago Board of Trade (the “CBT”), have listed certain of the Exchange’s core products electronically, notably crude oil, natural gas and gold; certain customers have noted electronic markets as a preferred alternative to the Company’s existing open outcry markets. The Company believes, however, that augmenting the open outcry markets with electronic trading can enhance both venues and respond to the needs of its customer base.

The Company has both enhanced and improved its technology to facilitate increased efficiency, expansion of customer base and enhancement of its competitive posture. Through electronic trading, the Company continues to expand customer access to its markets. The Company currently offers electronic trading in the U.S. and in several foreign countries. Through its NYMEX ACCESS® and NYMEX ClearPort® Trading platforms, the Company currently provides market participants the ability to conduct after-hours electronic trading for floor based products and 23 hours-per-trading-day for additional products. During the year 2005, the number of users on the system increased to approximately 2,900.

In addition, the Company will be able to broaden its distribution for its electronic trading systems through certain technological enhancements. In January 2005, the Company implemented an industry standard “FIX” (Financial Information eXchange) application programming interface (“API”) whereby customer and third-party proprietary software will be able to be connected to the Company’s electronic trading systems. This capability provides the potential to greatly expand the customer base. Since this API has been made available, over 100 trading firms, representing more than 3,000 users, and 11 Independent Software Vendors (“ISV’s”) have connected to the Company’s electronic trading systems. During 2005, there were over 3,000 users who were registered to trade on the NYMEX ClearPort® Trading system, and over 99% of the orders executed have been through the FIX-enabled API.

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

NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-Exchange trades are submitted to the Exchange for clearing for specified products. All NYMEX ClearPort® Clearing contracts clear as fully-regulated futures contracts. This includes clearing for products that are part of the clearing of the off-Exchange trades initiative, launched in May 2002, as well as the interface used to submit Exchange of Futures for Physical (“EFP”) and Exchange of Futures for Swaps (“EFS”) transactions for energy futures traded via the Company’s electronic trading platforms, NYMEX ClearPort® Trading and NYMEX ACCESS®, for certain products. NYMEX ClearPort® Clearing achieved a record clearing volume level during 2005 of approximately 39.3 million contracts and has rapidly grown from 14.3 million, 6.0 million and 0.5 million contracts cleared in 2004, 2003 and 2002, respectively.

In 2005, the Company has continued to both diversify the types of products it clears and expand greatly the number of products it offers. The Company believes that there will be other opportunities in the future to grow the use of its clearinghouse to clear other derivative instruments which may or may not be traded on the Exchange and which will provide additional risk management tools to the energy and metals industries. In addition, during 2005, the Company listed over 85 additional NYMEX ClearPort® products covering such diverse markets as Emissions and Freight.

Moreover, the Company has taken significant steps to increase its international product base. In 2005, the Company moved its European operations from Dublin to London; believing that the establishment of a permanent presence in the U.K. may provide additional opportunities to diversify both its products and its customer base. The Company, for example, has entered into an agreement with a London-based group to develop a Russian export blend crude oil futures contract. In addition, the new product transactions that can be submitted for clearing through NYMEX ClearPort® Clearing include more than 20 refined petroleum products contracts priced at locations in Europe and Singapore. The latter, coupled with the opening of a full-time marketing office in Tokyo, Japan, have helped the Exchange gain a growing foothold in Asia. Finally, the Company’s DME joint venture was established to manage major economic development projects in Dubai, and the DME is envisioned as the first energy futures exchange in the Middle East.

Product Reputation and Integrity: As noted above, the Company believes that one of the keys to its future success relates to its financial strength and the strength and reputation of its clearinghouse. During 2003, the Company took certain steps to strengthen its clearing mechanism. In May 2003, the Company eliminated separate guaranty funds for the NYMEX Division and COMEX Division and created a single guaranty fund along with rules that increase the responsibility of clearing members for a default on either division. As an additional safeguard, the Company procured default insurance to cover financial loss beyond its available guaranty fund resources. Additionally, the Company is in the process of finalizing a revolving credit agreement which is expected to be implemented during the first quarter of 2006. This agreement will provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement will provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution of assets from the guaranty fund. Proceeds from the sale of guaranty fund securities would be used to repay borrowings under the line of credit. Finally, during 2004, the Company established additional protection for retail customers to limit a customer’s exposure to a clearing member default resulting from the default of another customer.

The Company has received a credit rating from Standard & Poor’s Ratings Services which resulted in a long-term AA+/short-term A-1+ counterparty credit rating.

The Company has also endeavored to implement its product distribution strategy by attempting to internationalize its customer base, in large part by undertaking a marketing effort to introduce risk management analysis and techniques to potential customers abroad. Toward achieving that end, the Company originally placed NYMEX ACCESS® terminals (now replaced by internet-based NYMEX ACCESS®) in various physical commodity trading centers, including the United Kingdom. The Company continues to implement this strategy by ensuring that its new initiatives, including NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing, have similar international distribution and has received approval for those systems in additional jurisdictions including, among other locations, Hong Kong, Ireland, Japan, Singapore and Switzerland. The Company has developed alliances with other international exchanges, such as the Tokyo Commodity Exchange, whereby those exchanges facilitate the introduction of the Company’s products to their respective memberships and to customers in their home countries. With the implementation of the APIs, the Company believes that it will be able to further expand its international customer base.

Technology: The Company has both enhanced and improved its technology to facilitate increased efficiency and to enhance its competitive posture. The Company previously launched a new electronic trading system, NYMEX ClearPort® Trading in the first quarter of 2003. NYMEX ClearPort® Trading provides a trade execution system for certain energy futures products which are based on commonly-traded over-the-counter instruments. The system offers competitive trading in a product slate of energy futures contracts which is currently separate from the product slate offered on NYMEX ACCESS®.

During 2004, the Company launched a new technology, New York Mercantile Exchange Electronic Order Network (“NEON”) that was internally developed by the Exchange to provide a gateway for firms and traders to route orders to the Exchange’s energy and metals markets. This new technology provides fast and efficient order routing to the trading floor. The network conforms with industry standard FIX message formats and provides firms with a web-based display for order data including status and fill details, as well as providing them with an API that allows them to connect to the NEON system with their own software.

The Company has also taken a number of steps with respect to its technological infrastructure to improve the operational efficiency of the Company and its customers. These steps have included measures intended to create a common hardware and operating environment for the Company’s systems. Thus, the Company intends to combine its expertise and leadership as an exchange with state-of-the-art technology in order to provide users with a comprehensive system in commodity risk management. During 2005, the Company successfully introduced improved and modern versions of its core processing systems into production while operating its systems with a 99.98% uptime efficiency.

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

NYMEX ClearPort® Clearing

NYMEX ClearPort® Clearing, which launched in 2002, provides for the clearing, through the Company’s clearinghouse, of off-Exchange futures trades executed in the OTC market.

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

Open Outcry Trading

Open outcry trading takes place at the Company’s state-of-the-art facility located at One North End Avenue, New York, New York. Trading is conducted on trading floors, one for each division of the Exchange. In September 2005, the Exchange launched a trading floor located in London, England for the trading of Brent Crude Oil futures contracts. Open outcry trading represented approximately 74% of total futures and options contract volume executed and/or cleared on the Exchange in 2005.

Electronic Trading and Clearing

The Company provides innovative, state-of-the-art trading systems and facilities to enable it to serve efficiently its customers. In order to support its expanding international business and product base, the Company has made sizable investments to create and to maintain a global electronic trading platform.

Electronic Trading-NYMEX ACCESS®

The Exchange launched its NYMEX ACCESS® electronic trading system in June 1993. NYMEX ACCESS® offers trading of futures contracts on crude oil, heating oil, unleaded gasoline, natural gas, platinum, gold, silver, copper, aluminum, propane and palladium. The system was originally active solely when NYMEX Exchange’s trading floor was closed; however, the Exchange expanded the use of the system to enable both daytime and nighttime trading of certain products. As of December 31, 2005, approximately 2,900 users were enabled to trade over the system.

Trading on NYMEX ACCESS® achieved another record volume level during 2005 of approximately 11.3 million contracts, which accounted for 5% of the Exchange’s total trading and clearing volume. Volume on NYMEX ACCESS® has grown rapidly, increasing 37% in 2005, 41% in 2004, and 20% in 2003. In 2005, the Company made several investments in the NYMEX ACCESS® platform and its distribution system in order to ensure sufficient capacity and scalability, given increasing volumes. During unprecedented times of volatility during 2005, the NYMEX ACCESS® system set volume records for a single session with over 112,000 contracts in a single session, beating the previous record of 76,000 contracts set in 2001.

Electronic Trading and Trade Clearing — NYMEX ClearPort®

In January 2003, the Company launched a new electronic trading system, NYMEX ClearPort® Trading. NYMEX ClearPort® Trading provides a trade execution system for certain energy futures products which are based on commonly-traded over-the-counter instruments. The system offers competitive trading in a product slate of energy futures contracts which is separate from the product slate offered on NYMEX ACCESS®.

In 2002, the Company developed a trade clearing service, NYMEX ClearPort® Clearing, based upon submission to the Exchange’s website of transactions executed off-Exchange for clearing on the Exchange. Specifically, NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-Exchange trades are submitted to the Exchange for clearing for specified products. This includes clearing for the products that are part of the clearing of off-Exchange trades initiative launched in May 2002 as well as the interface used to submit EFP and EFS transactions for energy futures traded as part of NYMEX ClearPort® Trading and a limited number of NYMEX ACCESS® products. NYMEX ClearPort® Clearing achieved a record clearing volume level during 2005 of approximately 39.3 million contracts, increasing from 14.3 million contracts cleared in 2004, and from 6.0 million contracts cleared in 2003.

Alliances

Tokyo Commodity Exchange: In 2004, the Company and the Tokyo Commodity Exchange (“TOCOM”) executed a cooperation agreement through which, among other things, TOCOM assists the Company in the offering of the Company’s products in Japan. Energy and metals futures contracts are currently being traded in Japan via the Company’s electronic trading platform, NYMEX ACCESS®.

Singapore Exchange Derivatives Trading Limited: In 1999, the Company entered into an agreement with the Singapore Exchange Derivatives Trading Limited for the placement of NYMEX ACCESS® terminals in Singapore, one of Asia’s primary oil trading centers. This linkage received regulatory approval in 2000. The Company was able to modify its regulatory approval in Singapore in 2004 to include the internet-based NYMEX ACCESS® and NYMEX ClearPort® systems.

In addition, during 2005, the Company entered into various memoranda of understanding for the purposes of developing various areas of cooperation, including business opportunities, with, among others, Interconnexion Electrica, S.A. of Colombia, the Budapest Commodity Exchange, the Mexican Derivatives Exchange and the Multi Commodity Exchange of India. The Company had previously entered into memoranda of understanding with the Shanghai Futures Exchange, the Taiwan Futures Exchange and the Central Japan Commodity Exchange.

Chicago Mercantile Exchange, Inc.: In 2002, the Company launched, in conjunction with the CME a trading program that offers smaller versions than the size of a normal NYMEX Division futures contract (referred to as an “e-miNYSM”). e-miNYSM contracts were being executed through Globex®, the CME’s electronic trading platform and cleared through the Company’s clearinghouse. During the fourth quarter of 2005, the Company transitioned these contracts from the Globex® system onto the Company’s NYMEX ClearPort® Trading electronic trading platform, under the name of “NYMEX miNY™” futures contracts. The NYMEX miNY™ contracts provide an additional risk management tool for energy market participants and are designed to attract additional public non-commercial customers to the Company’s marketplace.

Clearinghouse Function

The Exchange serves a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Specifically, through its clearinghouse, the Exchange maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and guaranty funds posted by clearing members with the Exchange’s clearinghouse. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts.

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

As such, NYMEX Exchange provides the operational infrastructure to allow position matching, reporting and margining for each of NYMEX Division’s and COMEX Division’s contracts. This structure permits parties to trade with one another without individual credit determinations or counterparty credit risk. Further, it allows for the daily flow of marked-to-market variation margin payments and allows the Exchange to look to the financial strength of its clearing members. Specifically, the clearinghouse ensures that trading is conducted in an orderly manner by matching and recording trades, collecting and maintaining margins, allocating margins according to the positions of the clearing members, matching open short with open long positions for delivery, allocating delivery notices, and generating trading and delivery statistics. The clearinghouse acts as a fiscal transfer agent, transferring money at a minimum of two times per day from the margin funds of traders who have incurred a loss in the market to the margin funds of traders who have generated a gain — all via the Exchange’s clearing members.

As a safeguard to ensure proper settlement of contracts, each clearing member is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million per division, based upon such clearing member firm’s reported regulatory capital, in the Guaranty Fund. The Guaranty Fund contained approximately $147.4 million in cash and U.S. Treasury securities as of December 31, 2005. The Guaranty Fund is controlled by the Company and may be used to cover the financial defaults of a clearing member on either or both divisions. These amounts on deposit in the Guaranty Fund, however, are not the property of the Company and are not available to pay debt service. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The Company also maintains a $100 million default insurance policy to protect the Company and clearing members in the event that a default in excess of $130 million occurs. Additionally, the Company is in the process of finalizing a revolving credit agreement which is expected to be implemented during the first quarter of 2006. This agreement will provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement will provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution of assets from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit

During the first quarter of 2004, the Company established additional retail customer protection supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also maintains extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, the clearing member, as all member firms, must own and hold two memberships, or “seats,” at the Exchange.

As part of the Exchange’s powers and procedures designed to backstop contract obligations in the event of a default, the Exchange may levy assessments on any of its clearing members if there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member firm is the lesser of $30 million or 40% of such clearing member firm’s modified regulatory capital as reported periodically to the Exchange.

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

Market Data

The Company provides proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. Market data provides information about bids, offers, trades and trade size to companies and organizations that use the Company’s markets. This information plays a vital role in the trading activity of the Company’s products as well as the trading activity in related cash and derivatives markets. Market data is distributed through dedicated networks to approximately 130 global market data vendors. These vendors consolidate the Company’s market data with that from other exchanges, other third-party data providers and news services, and then re-sell the consolidated data. During 2005, the Company launched new products that provide real-time market data, news and advanced analytics to desktops and mobile devices. The Company intends to grow this segment of its market data business by enhancing its current market data and information product offerings, developing new products and services, and marketing programs to increase the use of its market data.

As of December 31, 2005, the Company’s market data was displayed on approximately 119,000 devices. Revenues from market data comprised 13%, 14%, and 17% of the Company’s total consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. On January 1, 2006, the Company implemented a new fee structure that it anticipates will generate an increase in market data revenue.

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

The Company faces the threat of competition from the activities of domestic, foreign and emerging exchanges or unregulated exchange-equivalents in the United States. Exchanges designated as “contract markets” or “derivatives transaction execution facilities” can compete with the Exchange in offering market trading of futures and options contracts in both of these formats. For instance, in 2004, the CBT listed an additional trading contract in gold futures designed to compete with the Exchange’s gold futures contract. The trading of this product does represent a source of competition, and the CBT has commented recently that it has some interest in entering the energy sector. In addition, representatives of the CME have stated their intent to trade energy products in the future. While additional details have yet to be publicly announced and the CME has little experience in energy markets, it is a potential source of competition given their broad customer base and electronic distribution. Moreover, the Commodity Futures Modernization Act of 2000 (“CFMA”), has created additional opportunities for new competitors to provide trading facilities resulting in an expansion in the number of designated contract markets since the implementation of the CFMA. According to the CFTC, eight new contract market designations have been approved since the implementation of the CFMA although three of these designations subsequently were deemed to be dormant by the CFTC. While no new exchanges directly compete with the Company, these exchanges, as well as any other new entrant, could potentially compete with the Company’s markets.

Moreover, the CFMA increased the ability of competitors to offer unregulated competing products that are financially-equivalent to futures contracts. For instance, the ICE, an electronic trading system for various OTC energy products, was created by several large merchant energy and energy companies and currently operates as an “exempt commercial market” under the CFMA. This company is engaged in the trading of several energy instruments which are financially equivalent to those traded on the Exchange. OTC trading of contracts similar to those traded and/or cleared on the Exchange, such as swaps, forward contracts and Exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts, represents a significant source of potential competition for the Exchange and could be a significant factor affecting the Exchange’s trading volumes and operating revenues if market participants perceive OTC products and exchange-traded futures and options as competing alternatives as opposed to complementary risk management tools. In addition to ICE, ten other entities have notified the CFTC that they will be operating pursuant to the exemption applicable to exempt commercial markets.

The CFMA also expanded the ability of companies to engage in the business of clearing OTC instruments, which previously was not expressly permitted by statute. One of the advantages of a regulated cleared OTC instrument versus an uncleared OTC instrument is that the existence of a clearinghouse mitigates potential counterparty credit risk in the OTC markets. As such, to the extent that companies are able to enter the business of the clearing of OTC instruments, this may represent a source of competition to the Exchange and could be a significant factor affecting the Exchange’s trading volumes and operating revenues. The NYMEX ClearPort® Clearing initiative represents the Exchange’s effort to enter into this type of business. There are other companies, such as the Guaranty Clearing Corporation, a subsidiary of the Clearing Corporation (formerly the Board of Trade Clearing Corporation), and EnergyClear, which have also commenced operations. The London Clearing House (now known as LCH.Clearnet Limited) has also been registered as a Derivatives Clearing Organization with the CFTC and has established a clearing arrangement in both the U.S. and the U.K. with ICE.

The CFTC was subject to mandatory legislative reauthorization in 2005; this reauthorization was not concluded in 2005 and will continue through the 2006 legislative session. As part of that 2005 process, various concepts were mentioned as possible areas in which legislation would be appropriate, including, for example, mandatory position limits for certain futures contracts. While the Company is unaware of any legislative proposal at present arising from the reauthorization that would materially affect the Company, any such proposal may be introduced during this process; it should be noted, however, that as part of the proposed 2006 budget, a proposal was introduced to impose a transaction tax on futures traded domestically. While many participants in the futures industry, including the Company, are vigorously opposing this proposal, in the event that such a proposal is enacted, this may adversely impact the Company’s ability to compete on an international level.

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

Under present competitive conditions, the Company believes that increasingly liquid foreign markets generally have not taken material volume away from the Exchange since volumes on the Exchange continue to grow. There has been increased competition, however, from foreign markets. In 2006, ICE Futures, the U.K.-based subsidiary of ICE, listed for trading nine futures contracts based on the Company’s WTI-based crude oil futures contracts. The Company has objected to the CFTC in that ICE Futures is operating pursuant to CFTC no-action relief which is intended to permit foreign futures and options to be made available for trading by foreign exchanges in the U.S. The CFTC is currently reviewing this relief. In the event ICE Futures is allowed to continue to list these products in the U.S., this may present a source of competition to the Company’s benchmark contract and may have an adverse impact on the Company’s business.

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

Intellectual Property

The Company reviews on an ongoing basis the proprietary elements of its business to determine what intellectual property protections are available for these elements. The Company seeks to protect proprietary elements by relying upon the protections afforded by trademark, service mark, copyright, patent and other legal rights and remedies on both a domestic and an international scale. The Company licensed prices for, among other things, incorporation into certain products including ETFs and structured notes. In addition, some of our products are dependent upon licensing of these rights from third parties. For instance, with respect to certain of the products traded and/or cleared on the NYMEX ClearPort® Clearing and NYMEX ClearPort® Trading systems, the Company has entered into license agreements with, among others, Platts and Intelligence Press.

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

The Company continually seeks to improve its continuity planning by, among other things, incorporating the Company’s strategic business partners into its business continuity planning and testing efforts. This will enable the Company to maximize its ability for continued operations in the face of adverse conditions.

Systems and Facilities

The Company has consolidated its off-site business continuity and disaster recovery facilities into one facility for potential use during an emergency. The Company’s disaster recovery site encompasses a back-up trading facility that operates on a separate power, water, and telecommunications grid. This alternative facility serves as a back-up trading floor. It is fully equipped for trading and has an emergency operations center. The back-up trading floor and data center are located outside of the Company’s headquarters transportation infrastructure. The Company’s main and back-up data centers are linked through high capacity fiber connectivity which allows for fully-synchronous communications between the main and back-up systems. The Company has instituted, on an annual basis, a mock disaster drill in order to test the efficiency of its business continuity planning. In October 2005, the Company, along with other U.S. futures exchanges and the industry’s largest market participants, successfully completed the second annual industry-wide disaster recovery test.

Planning

The Company’s current plan provides for enterprise-wide business continuity planning that includes all of the Company’s critical business units, the Company’s staff and its membership. The Company has invested in a complex planning and incident management system and retained a business continuity professional to manage the program. The business continuity planning program provides, among other things, a continuous conduct of full risk analysis and business impact analysis in order to identify (i) new areas for preventative measures and (ii) significant business functions, and prioritize such functions accordingly. Moreover, in order to ensure proper coordination during a potential crisis, the Company has established relationships with the local business community, law enforcement, and local and regional governmental emergency agencies, in addition to the industry-wide efforts previously noted.

Financial Information about Segments

Financial information relating to NYMEX Holdings’ business segments for each of the three years for the period ended December 31, 2005, can be found in the Notes to the Consolidated Financial Statements set forth in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Working Capital Requirements

The Company believes its working capital of $112.9 million at December 31, 2005 is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months. In addition, the Company has the ability, and may seek, to raise capital through the issuances of stock in the private and public capital markets. For additional information on working capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, in this Annual Report on Form 10-K.

Research and Development

The Company expends significant amounts each year on research for the development of new, and improvement of existing, commodity contracts. During the years ended December 31, 2005, 2004 and 2003, the Company expended, directly or indirectly, $2.2 million, $1.9 million, and $1.7 million, respectively, on research and development activities relating to the design, development, improvement and modification of new and existing contracts. The Company anticipates that it will continue to have research and development costs to maintain its competitive position in the future.

Effects of Environmental Regulations

The Company’s services are not subject to environmental regulations.

Number of Employees

At December 31, 2005, NYMEX Holdings had 533 full-time employees. No employees are covered by labor unions.

Foreign Sales

The Company derives foreign revenues from its London trading floor and market data services, the total of which is considered immaterial.

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

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report, investors should consider carefully the following risk factors when evaluating the Company’s business.

Risks Relating to Our Business

Intense Competition Could Materially Adversely Affect Our Market Share and Financial Performance

The derivatives trading industry is highly competitive. Many of our competitors and potential competitors are more established or have greater financial resources than we do. Many of our competitors also have greater access to capital markets as well as more substantial marketing capabilities and technological and personnel resources. We expect that competition will intensify in the future. Such competition is likely to include price competition, which could have a material adverse effect on our business.

Our competitors have increased their development of electronic trading, which could substantially increase competition for some or all of the products and services we currently provide. In addition, our competitors may:

•	respond more quickly to competitive pressures;

•	develop products similar to the products we offer that are preferred by our customers;

•	develop non-traditional alternative risk transfer products that compete with our products;

•	price their products and services more competitively;

•	develop and expand their network infrastructures and service offerings more efficiently;

•	adapt more swiftly to new or emerging technologies and changes in client requirements;

•	utilize better, more user-friendly and more reliable technology;

•	take greater advantage of acquisitions, alliances and other opportunities;

•	more effectively market, promote and sell their products and services; and

•	exploit regulatory disparities between traditional, regulated exchanges and alternative markets that benefit from a reduced regulatory burden and a lower-cost business model.

Our current and prospective competitors are numerous and include securities exchanges, options and other derivatives exchanges, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers and some of our clearing member firms and interdealer brokerage firms. We may also face competition from computer software companies and media and technology companies. The number of businesses providing internet-related financial services, or “e-commerce” businesses, has grown rapidly, and other companies have entered into, or are forming, joint ventures or consortia to provide services similar to those provided by us.

As a result of this intense competition, we cannot assure you that we will be able to retain our current customers or attract new customers to our markets, products and services. In addition, we cannot assure you that we will not lose customers because of more economical alternatives offered from competitors with comparable or possibly superior products, services or trade execution services. Our business could be materially adversely affected if we fail to attract new customers or lose a substantial number of our current customers to competitors.

We May Not Be Successful in Executing Our Electronic Trading Strategy

We have committed substantial resources to develop our electronic trading platform. We have both enhanced and improved our technology to facilitate increased efficiency, expansion of our customer base and enhancement of our competitive posture. We currently offer electronic trading in the U.S. and in several foreign countries. Through our NYMEX ACCESS® and NYMEX ClearPort® Trading platforms, we provide market participants the ability to conduct after-hours electronic trading for floor based products. In February 2006, the Company announced that its Board of Directors voted to offer side-by-side open outcry and electronic trading of its benchmark, physically settled energy futures contracts. Such electronic trading during open outcry trading hours (referred to as “side-by-side” trading) is expected to launch during the second quarter of 2006. We began to offer our products electronically over NYMEX ACCESS® in June 1993. With the introduction of our new electronic trading platform in 2003, NYMEX ClearPort® Trading, additional energy products and electricity products have been listed and are being made available for trading on a 23 hours-per-trading-day basis on the new electronic trading system. It is anticipated that during the second and third quarters of 2006, the products traded on the NYMEX ACCESS® electronic trading system will be migrated to NYMEX ClearPort® Trading, whereby NYMEX ACCESS® will cease to operate and NYMEX ClearPort® Trading will become our principal electronic trading platform. While we believe these decisions will benefit our electronic trading capabilities, we cannot assure you these initiatives will be successful. Our failure to successfully execute our electronic trading strategy including commencement of side-by-side trading, could have a material adverse impact on our operations.

We Are Subject to Certain Risks Associated with the Globalization of Our Business

The globalization of our business, including our new ventures in London and Dubai, presents a number of inherent risks, including the following:

•	potential difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	the evolving global tax treatment of electronic commerce, and the possibility that foreign governments could adopt onerous or inconsistent tax policies with respect to taxation of products traded on our markets or of the services that we provide;

•	tax rates in certain foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	listed derivatives markets are regulated in most developed nations, and it may be impractical for us to secure or maintain the regulatory approvals necessary for our markets to be accessible from one or more nations;

•	certain of our expenses are denominated in foreign currencies, which exposes us to the risk of fluctuating exchange rates and we may not fully eliminate this risk through our hedging activity;

•	general economic and political conditions in the countries from which our markets are accessed may have an adverse effect on our trading from those countries; and

•	it may be difficult or impossible to enforce our intellectual property rights in certain foreign countries.

As we expand our business globally, our success will be dependent, in part, upon our ability to anticipate and manage these and other risks effectively. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.

Our Trading Volume, and Consequently Our Revenues and Profits, Could Be Materially Adversely Affected If We Are Unable to Retain Our Current Customers or Attract New Customers or If Derivative Trading Volume in General Decreases

The success of our business depends, in part, on our ability to maintain and increase our trading volume and the resulting exchange fees. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. In addition, our success depends on our ability to increase the base of individual customers who trade our products. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to expand our product offerings or execution facilities, or lose a substantial number of our current customers, or are unable to attract new customers, our business will be adversely affected. Furthermore, declines in the overall volume of trading derivatives may negatively impact market liquidity on our exchange, which would result in lower exchange fee revenues and could materially adversely affect our ability to retain our current customers or attract new customers.

Our Business Depends in Large Part on Volatility in Energy Commodity Prices and Has Benefited from Record-High Oil Prices in Recent Years.

Participants in the markets for energy commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Energy commodities markets historically have experienced significant price volatility. We cannot predict whether this pattern will continue, or for how long, or if this trend will reverse itself. Were there to be a sustained period of stability in the prices of energy commodities, we could experience lower trading volumes, slower growth or even declines in revenues as compared to recent periods.

In addition to price volatility, we believe that the increase in global energy prices, particularly for crude oil, during the past few years has had a positive impact on the trading volume of global energy commodities, including trading volume in our markets. As oil prices have risen to record levels, we believe that additional participants have entered the markets for energy commodities trading to address their growing risk-management needs or to take advantage of greater trading opportunities. Were global crude oil prices to return to their historically lower levels, it is possible that many market participants, particularly the newer entrants, could reduce their trading activity or leave the trading markets altogether. Global energy prices are determined by many factors, including those listed below, that are beyond our control and are unpredictable. Consequently, we cannot predict whether global energy prices will remain at their current levels, nor can we predict the impact that these prices will have on our future revenues or profitability.

Factors that are particularly likely to affect price volatility and price levels, and thus trading volume, include:

•	National and international economic and political conditions;

•	Volatility in price levels of the underlying commodities;

•	Market perception of stability in commodities and financial markets;

•	The level and volatility of interest rates and inflation;

•	Credit quality of market participants; and

•	Weather conditions affecting certain energy commodities.

Any one or more of these factors may reduce price volatility or price levels in the markets for energy commodities trading, which in turn could reduce trading activity in those markets, including in our markets. Moreover, any reduction in trading activity could reduce liquidity — the ability to find ready buyers and sellers at current prices — which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets.

We are unable to predict whether or when these unfavorable conditions may arise in the future or, if they occur, how long or severely they will affect our trading volumes. A significant decline in our trading volumes, due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues, since our transaction fees would decline, and in particular on our profitability, since our revenues would decline faster than our expenses, many of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time, and our trading volumes were to decline substantially and for a long enough period, the liquidity of our markets — and the critical mass of transaction volume necessary to support viable markets — could be jeopardized.

Our Revenues Depend Significantly Upon Trading Volumes in the Markets for Light Sweet Crude Oil Futures and Options Contracts and Natural Gas Futures and Options Contracts. A Decline in Volumes or in Our Market Share in these Contracts Could Jeopardize Our Ability to Remain Profitable and Grow.

Our revenues depend significantly on trading volumes in the markets for light sweet crude oil futures and options contracts and natural gas futures and options contracts. A decline in trading volumes or in our market share in these markets, the relative stability of commodity prices, competition, possible regulatory changes, or adverse publicity and government investigations related to recent events in the North American natural gas and power markets, could significantly reduce our revenues and jeopardize our ability to remain profitable and grow.

In recent years, several of the largest and most active commercial participants in our North American natural gas and power markets have terminated or substantially reduced their energy commodities trading activities in light of increased regulatory scrutiny and enforcement actions brought against certain market participants. As a result, we are competing aggressively for new participants, many of which have only recently begun trading in our markets — most notably financial institutions, hedge funds and proprietary trading firms. Competition for these new market entrants among exchanges and trading operations across a variety of markets is intense.

We Depend on Our Executive Officers and Other Key Personnel

Our future success depends in large part upon the continued service of our executive officers, as well as various key management, technical and trading operations personnel. We believe that it is difficult to hire and retain executive management with the skills and abilities desirable for managing and operating a derivatives exchange. The loss of key management could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that any of our key personnel will not voluntarily terminate his or her employment with us. Our future success also depends, in significant part, upon our ability to recruit and retain highly skilled and often specialized individuals as employees, particularly in light of the rapid pace of technological advances. The level of competition in our industry for people with these skills is intense, and from time to time we have experienced losses of key employees. Significant losses of key personnel, particularly to other employers with which we compete, could have a material adverse effect on our business, financial condition and operating results.

We May Not Effectively Manage Our Growth

We intend to develop and grow our business. This growth may place a significant strain on our management, personnel, systems and other resources. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technology workforce. We must also maintain close coordination among our technology, legal, compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively, and our failure to do so could have a material adverse effect on our business, financial condition and operating results.

We Are Subject to Certain Risks Relating to the Operation of an Electronic Trading Platform

We are subject to risks relating generally to our electronic trading platform, which include our failure or inability to:

•	acquire, develop or implement new, enhanced or updated versions of electronic trading software;

•	attract independent software vendors to write front-end software that effectively accesses our electronic trading platform;

•	increase the number of devices, such as trading and order routing terminals, capable of sending orders to our floor and to our electronic trading platform; and

•	respond effectively to technological developments or service offerings by competitors.

If our electronic trading platform is not successful, our business or future financial condition or operating results could be materially adversely affected.

We Depend on Third Party Suppliers for Services That Are Important to Our Business

We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, online service providers, data processors and software and hardware vendors for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any service provider and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on our business, financial condition and operating results.

We May Be Unable to Keep Up With Rapid Technological Changes

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and other technologies. The financial services and e-commerce industries are characterized by rapid technological change, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render obsolete our existing proprietary technology and systems. Our success will depend, in part, on our ability to:

•	develop or license leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technology that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or customer requirements, and a failure to so respond could have a material adverse effect on our business, financial condition and operating results.

Computer and Communications Systems Failures and Capacity Constraints Could Harm Our Reputation and Our Business

Our failure to operate, monitor or maintain our computer systems and network services, including those systems and services related to our electronic trading platform, or, if necessary, to find replacements for our technology in a timely and cost-effective manner, could have a material adverse effect on our reputation, business, financial condition and operating results. We rely and expect to continue to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Failure of our systems or those of our third party providers may result in one or more of the following effects:

•	suspension of trading;

•	unanticipated disruptions in service to customers;

•	slower response times;

•	delays in trade execution;

•	decreased customer satisfaction;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims; and

•	regulatory sanctions.

Our status as a CFTC registrant requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us or cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We cannot assure you that we will not experience system failures, outages or interruptions on either our electronic trading platform or open outcry platform that will materially adversely affect our business. Any such system failures, outages or interruptions could result from a number of factors, including power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar events. Any failures that cause an interruption in service or decrease our responsiveness, including failures caused by customer error or misuse of our systems, could impair our reputation, damage our brand name and have a material adverse effect on our business, financial condition and operating results.

Acts of War or Terrorism May Result in the Closing of Our Trading and Clearing Operations and Render Our Back-up Data and Recovery Center Inoperable

The September 11, 2001 terrorist attack on the World Trade Center, which was located near the building that houses the Company’s headquarters and primary trading floors, resulted in the closing of the Company’s trading and clearing operations for four business days, and rendered the Company’s back-up data and recovery center inoperable. In order to replace this site, the Company leased temporary space in New Jersey while it developed a plan for a permanent business recovery facility outside of New York City. In 2002, the Company leased space for a suitable permanent recovery site, where it invested in the development of a back-up trading floor and data center. The new recovery site became fully operational in the second quarter of 2003. However, we cannot make any assurances that future acts of war or terrorism will not result in the closing of our trading and clearing operations and render our back-up data and recovery center inoperable. Any such shut down of our operations may result in a material adverse effect on our business, financial condition and operating results.

Our Networks and Those of Our Third Party Service Providers May be Vulnerable to Security Risks

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers, our member firms and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and operating results. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower trading volume and have a material adverse effect on our business, financial condition and operating results.

Our Decision to Operate Both Electronic and Open outcry Trading Platforms May Materially Adversely Affect Our Operating Costs, Markets and Profitability

It is expensive in terms of costs and management and other resources to continue operating two trading platforms for the same products. We may not have sufficient resources to adequately fund or manage both trading platforms. This may result in resource allocation decisions that materially adversely impact one or both platforms. Also, if we continue to operate both trading platforms, liquidity on each may be less than the liquidity on a competitive unified trading platform, making our trading platforms less attractive and less competitive. As a result, our total revenues may be lower than if we operated only electronic trading or only open outcry trading platforms. Moreover, to the extent that we continue to operate two trading platforms, our boards and management may make decisions which are designed to enhance the continued viability of two separate trading platforms. These decisions may have a negative impact on the overall competitiveness of each trading platform.

Our Market Data Fee Revenue May Decline Due to Industry Consolidation Among Market Data Vendors

We sell market data relating to proprietary prices of contracts executed on our divisions to vendors who redistribute this information to market participants and others. The level of market data fees is dependent upon the number of vendors and the number of end users receiving data through the vendor redistribution process. We rely on our market data vendors to supply accurate information regarding the number of subscribers that are accessing our market data. Industry consolidation among our market data vendors could result in a decline in market data revenues. If we are unable to recover that lost revenue through terminal usage fees, increased transaction fees or the development of alternative market data products, we could have a material adverse effect on our business, financial condition and operating results.

Risks Relating to Regulation and Litigation

We are subject to the following risks in connection with the regulation of, and litigation relating to, our business.

The Legal Framework for Our Industry Has Been Modified to Lower Barriers to Entry and Decrease Continuing Regulatory Costs for Competitors

Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have operated since 1974. In the past, the Commodity Exchange Act generally required all futures contracts to be executed on an exchange that has been approved by the CFTC. The exchange trading requirement was modified by CFTC regulations to permit privately negotiated swap contracts to be transacted in the over-the-counter market. The CFTC exemption under which the over-the-counter derivative market operated precluded the over-the-counter market from avoiding CFTC regulation for exchange-like electronic transaction systems and clearing. These regulatory restrictions on the over-the-counter market were repealed by the CFMA. It is possible that the chief beneficiaries of the CFMA will be over-the-counter dealers and competitors that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access such electronic exchanges or engage in such bilateral private transactions are the same customers who conduct the vast majority of their financial business on regulated exchanges. The CFMA also permits banks, broker-dealers and some of their affiliates to engage in foreign exchange futures transactions for or with retail customers without being subjected to regulation under the Commodity Exchange Act. In the future, our industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may materially adversely affect our business.

Our Members May Not Have the Financial Resources Available to Pay the Dues, Fees or Assessments Levied By Us and We May Not Be Able to Prevent Contract Defaults

NYMEX Division bylaws authorize its Board of Directors to fix the annual dues of NYMEX Division members and to levy assessments as it determines to be necessary. COMEX Division provides its Board of

Directors with similar powers relating to dues, assessments and fees with respect to COMEX Division members, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX Division’s Board of Directors to impose such fees are subject to the limitations.

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

Member or Employee Misconduct Could Harm Us and is Difficult to Detect

Although we perform significant self-regulatory functions, there have been a number of highly publicized cases involving fraud or other misconduct in the futures industry in recent years. We run the risk that persons who use our markets or our employees will engage in fraud or other misconduct, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

We Are Subject to Significant Risks of Litigation

Many aspects of our business involve substantial risks of liability. For example, dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as the result of failures or malfunctions of systems and services provided by us. We could incur significant legal expenses defending claims, even those without merit. Although the Commodity Exchange Act and our CFTC-approved disclaimer and limitation of liability rules offer us some protections, an adverse resolution of any lawsuits or claims against us could have a material adverse effect on our reputation, business, financial condition and/or operating results.

We are currently subject to various litigation matters. We cannot assure you that we will be successful in defending any of these matters, and resulting adverse judgments could have a material adverse effect on our financial condition. For a description of our material litigation see Item 3. Legal Proceedings.

Any Infringement by Us on Patent Rights of Others Could Result in Litigation and Could Materially Adversely Affect Our Operations

Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products, services or technologies. Claims of infringement are not uncommon in our industry. For example, in August 2004, Trading Technologies International, Inc. filed a lawsuit against eSpeed, Inc., alleging infringement of certain patents relating to Trading Technologies’ trading software. Trading Technologies has indicated that it intends to protect its intellectual property, and we cannot assure you that Trading Technologies will not take such actions in the future.

In general, if one or more of our products, services or technologies were to infringe patents held by others, we may be required to stop developing or marketing the products, services or technologies, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products, services or technologies in such a way as to avoid infringing on the patent claims. If we were unable to obtain these licenses and were required to redesign or stop developing or marketing our products, services or technologies to avoid infringement, we may not be able to redesign, and could be required to stop developing or marketing, our products, services or technologies, which could materially adversely affect our business, financial condition and operating results.

We May Not Be Able to Protect Our Intellectual Property Rights

We rely primarily on trade secret, copyright, service mark, trademark law and contractual protections to protect our proprietary technology and other proprietary rights. Notwithstanding that we take precautions to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data generally are protectable, in many instances the actual data are not, and others may be free to create databases that would perform the same function. In some cases, including a number of our most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could materially adversely affect our business.

Risks Relating to our Pending Transaction with General Atlantic

If the Pending Transaction with General Atlantic Is Consummated, Our Capital and Governance Structure Will Significantly Change

On November 14, 2005, we entered into a stock purchase agreement with investment funds affiliated with General Atlantic. The stock purchase agreement was subsequently amended on February 10, 2006, to reflect changes to the transaction terms. If the transaction is approved by our stockholders, General Atlantic will invest $160 million for a 10% preferred stock investment in us. As part of the transaction, NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc., NYMEX Holdings’ wholly-owned subsidiary, will each adopt a new certificate of incorporation and bylaws.

Under the new certificates of incorporation and bylaws that will be adopted upon the closing of the General Atlantic transaction, open outcry trading will be maintained for at least five (5) years and certain trading rights protections will be afforded to the owners of the Class A memberships (who will not necessarily be stockholders of the Company, but rather will be members of the Exchange). None of General Atlantic, the Company’s Board of Directors nor the Company’s stockholders will have any ability to change, or any responsibility or liability with respect to these protections. In addition, if the Exchange ever terminates open outcry trading of a particular NYMEX Division product or at least 90% of contract volume of such product is from electronic trading, owners of Class A memberships will receive additional payments based upon the electronic trading of that product. Class A Members will also receive the fees (net of applicable expenses directly related to the establishment and maintenance of the Program) charged by the Exchange to participants in the NYMEX miNY™ Designee Program for NYMEX miNY™s traded on the floor of the Exchange (the “Program”), for as long as such Program exists. Accordingly, owners of Class A memberships have interests that differ from or may conflict with those of holders of the Company’s common stock.

The new certificates of incorporation and bylaws that will be adopted upon the closing of the General Atlantic transaction will also “de-staple” our common stock from the Exchange memberships. To avoid creating an accidental illiquid market in our common stock following the “de-stapling,” we will be imposing new restrictions upon the transfer of our common stock that will be in effect until we conduct an initial public offering. There can be no assurance that our stockholders will approve an initial public offering. If we do conduct an initial public offering, we will have typical transfer restrictions in order to facilitate the establishment of an orderly market after an initial public offering, one-third of the pre-IPO common stock will be subject to such transfer restrictions for 180 days after the initial public offering, one-third will be subject to such transfer restrictions for 360 days thereafter and one-third will be subject to such transfer restrictions for 540 days thereafter. The new transfer restrictions may continue to have the same effect that our current transfer restrictions have of impeding or discouraging a merger, tender offer, or proxy contest or other potential acquisition proposal, even if such a transaction may be favorable to the interests of some or all of the stockholders. This effect might prevent stockholders from realizing an opportunity to sell all or a portion of their shares of common stock at a premium above market prices. In addition, the new transfer restrictions may prevent the assumption of control by a holder of a large block of the common stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of the stockholders of the Company.

The General Atlantic transaction and the new certificates of incorporation and bylaws are all described in more detail in the definitive proxy statement for the special meeting of stockholders scheduled for March 13, 2006 which was mailed to stockholders of record as of February 8, 2006. We encourage you to read it in its entirety.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s primary trading facilities and corporate headquarters are located in a 16-story building in downtown New York, New York. This building, which is on land leased from the Battery Park City Authority for a term expiring on June 17, 2069, is one of five office buildings in a complex known as the World Financial Center. The construction of the 502,000 square foot building was completed in 1997. As of December 31, 2005, the Company leases approximately 158,000 square feet at this facility to 40 tenants who are member firms and non-member retail and other tenants.

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

The Company leases approximately 8,000 square feet of space at 131 Finsbury Pavement in London, England. This space houses the London trading floor as well as office space needed to support the trading floor. The trading floor and office space are approximately 4,000 square feet each. The lease commenced in 2005 and expires in 2015.

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

The Company leases office space in Houston, Texas, Washington, D.C., London, England and Tokyo, Japan, where it conducts marketing activities. In addition, the Company leases space in New York, New York which it uses as a storage facility.

The Company’s management believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained for the immediate future. The Company’s facilities are effectively utilized for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3.	LEGAL PROCEEDINGS

Set forth below is a description of material litigation to which the Company is a party, as of December 31, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal should be argued in the second quarter of 2006. This case is ongoing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Due to the absence of an established public trading market and the limited number and disparity of bids made for shares through year-end 2005, bid prices for shares tend to be unrepresentative of the actual sales price of a share. The high and low sales prices for a share of NYMEX Holdings common stock coupled with NYMEX Division trading rights are reflected in the following seat sale prices for each quarter of 2005 and 2004.

2005	High	Low
First Quarter	$1,900,000	$1,760,000
Second Quarter	$2,500,000	$2,475,000
Third Quarter	$2,850,000	$2,600,000
Fourth Quarter	$3,775,000	$3,000,000

2004	High	Low
First Quarter	$1,550,000	$1,550,000
Second Quarter	$1,650,000	$1,650,000
Third Quarter	$1,650,000	$1,650,000
Fourth Quarter	$2,000,000	$1,745,000

Dividend Policy

The Company has declared dividends as follows:

Declaration Date	Dividend per Share	Record Date
November 7, 2002	$6,127	January 2, 2003
July 9, 2003	$3,064	July 15, 2003
December 3, 2003	$3,064	December 31, 2003
July 7, 2004	$3,064	July 15, 2004
December 15, 2004	$4,289	December 31, 2004
June 8, 2005	$4,412	June 15, 2005
July 6, 2005	$100,000	July 15, 2005
December 19, 2005	$4,412	December 30, 2005

On January 11, 2006, a dividend of $30 million or $36,765 per share was declared for stockholders of record as of January 21, 2006.

Prior to the November 7, 2002 declaration, the Company had never paid dividends to its stockholders. The Company expects to pay discretionary future dividends based upon continued profitability.

Number of Holders of Common Stock

There were 613 holders of record of the Company’s common stock as of March 1, 2006.

Changes in Securities and use of Proceeds

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth selected consolidated financial and other information of the Company. The balance sheet and operating data as of, and for each of the years in, the five-year period ended December 31, 2005 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, the consolidated financial statements and the notes thereto, and other financial information, included in this report. Certain reclassifications have been made to prior periods to conform to the current presentation.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts, ratios and employees)
OPERATING DATA
Revenues
Clearing and transaction fees, net (1)	$277,632	$193,295	$139,731	$140,763	$104,302
Market data fees	44,533	32,605	31,700	33,459	34,313
Other, net (2)	11,943	11,532	12,737	14,982	5,666
Investment income, net	8,895	3,893	3,929	4,467	4,135
Interest income from securities lending, net	3,558	—	—	—	—

Total revenues	346,561	241,325	188,097	193,671	148,416

Expenses
Salaries and employee benefits	62,419	57,357	54,401	49,121	50,443
Occupancy and equipment	28,482	26,383	26,664	24,364	20,663
Depreciation and amortization, net (3)	15,221	21,795	24,679	20,926	16,024
General and administrative	52,565	32,372	23,314	17,737	12,848
Professional services	27,379	26,544	17,427	17,954	12,753
Telecommunications	6,929	6,056	5,934	7,639	10,878
Marketing	5,207	2,490	2,080	2,633	1,721
Other expenses	9,909	8,352	8,080	8,198	6,695
Interest expense	6,852	7,039	7,237	7,455	7,662
Amortization of goodwill (4)	—	—	—	—	2,153
Asset impairment and disposition losses	597	5,351	2,340	12,583	5,114

Total operating expenses	215,560	193,739	172,156	168,610	146,954

Income before provision for income taxes	131,001	47,586	15,941	25,061	1,462
Provision for income taxes	59,873	20,219	7,061	12,762	782

Net income	$71,128	$27,367	$8,880	$12,299	$680

BALANCE SHEET DATA (year end)
Total assets	$2,808,747	$454,650	$477,676	$462,755	$415,591
Total tangible assets (excluding goodwill and other intangible assets)	$2,792,199	$437,226	$459,475	$446,387	$399,262
Total liabilities	$2,698,965	$327,868	$372,261	$361,220	$321,715
Long-term debt	$83,098	$85,915	$88,732	$91,551	$94,368
Total debt (including short-term portion)	$85,915	$88,732	$91,549	$94,368	$97,185
Total stockholders’ equity	$109,782	$126,782	$105,415	$101,535	$94,236
OTHER DATA
Book value per share (5)	$134,537	$155,370	$129,185	$124,430	$115,485
Cash dividends paid per common share (6)	$108,701	$6,127	$9,191	$—	$—
Current ratio (7)	1.0	2.4	1.7	1.8	2.0
Times interest earned (8)	20.1	7.8	3.2	4.4	1.2
Cash flow coverage of fixed charges (9)	21.7	13.6	6.1	11.4	2.2
Working capital	$112,898	$134,382	$99,628	$93,011	$79,974
Capital expenditures	$12,403	$6,639	$13,446	$31,049	$27,221
Cash provided by operations	$82,093	$68,775	$29,908	$65,109	$8,749
Number of employees at end of year	533	497	481	489	478
Sales price per share (10)
High	$3,775,000	$2,000,000	$1,625,000	$1,300,000	$825,000
Low	$1,760,000	$1,550,000	$1,150,000	$825,000	$685,000
Basic and diluted earnings per share	$87,167	$33,538	$10,882	$15,072	$833
Total trading and clearing volume	215,210	169,486	143,902	138,530	103,025
Total open interest	12,416	7,950	4,967	4,477	3,201

(1)

Clearing and transaction fees are presented net of payments to members under the Company’s proprietary fee reduction program, which were $14,049, $5,245 and $6,693 for the years ended December 31, 2003, 2002 and 2001, respectively. This program was eliminated effective January 1, 2004 and, as a result, there were no fee reductions for the years ended December 31, 2005 and 2004. For a description of the proprietary fee reduction program, see the Notes to the Consolidated Financial Statements contained in Item 15 of this Report.

(2)	In 1998, NYMEX Division introduced various incentive programs. These programs reduced other revenue for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 by $1,851, $1,366, $1,216, $2,263 and $2,389, respectively.

(3)	Depreciation and amortization expense is net of amortization of a deferred credit for building construction of $2,145, annually.

(4)	Effective January 1, 2002, the Company is no longer required to amortize goodwill pursuant to SFAS No. 142. Instead, the carrying value of goodwill is annually measured for impairment. Such a test was performed in the fourth quarters of 2005, 2004, 2003 and 2002, and no impairment was required.

(5)	Stockholders’ equity divided by the number of shares outstanding.

(6)	Total cash dividends paid to stockholders divided by the number of shares outstanding.

(7)	Current assets divided by current liabilities.

(8)	Income before income taxes and interest expense divided by interest expense.

(9)	Cash provided by operations plus income tax expense (or less income tax benefit) plus interest expense divided by interest expense.

(10)	Shares are purchased from existing members at prevailing market prices. These prices are established through a bid-and-ask system coordinated by the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2005, 2004 and 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this Annual Report on Form 10-K.

Business Overview

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

The NYMEX Division provides a marketplace for trading energy futures and options. The COMEX Division provides a marketplace for trading precious and base metals futures and options. NYMEX Division’s principal markets include crude oil, natural gas, heating oil and unleaded gasoline. COMEX Division’s principal markets include gold, silver and high grade copper. The Company provides the physical facilities for open outcry auction markets. The open outcry markets operate during regular business hours, and trading activities in these markets are, for purposes of this management discussion, referred to as floor trading. Through its NYMEX ACCESS® and NYMEX ClearPort® Trading technology, the Company provides market participants the ability to conduct after-hours, electronic trading for floor-based products and 23 hours-per-trading-day for additional products.

The Company provides trade-clearing services for transactions executed through its floor trading operations, transactions executed through its NYMEX ACCESS® and NYMEX ClearPort® Trading electronic trading platforms. In addition, NYMEX ClearPort® Clearing is the Company’s over-the-counter (“OTC”) clearing initiative, which is intended, among other things, to alleviate some of the credit issues in the marketplace by using the Company’s clearing operations to offer market participants the advantages of reducing costs by permitting futures and OTC positions to be offset. This initiative permits market participants to negotiate bilateral trades in the OTC market, which are then transferred to the Company’s division as futures contracts for clearing.

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

Certain NYMEX Division and COMEX Division members are clearing members. Clearing members provide capital to support the Company’s clearing activities. All market participants trading through the Company’s floor trading and electronic trading venues must have a clearing relationship with a clearing member who will clear their trades through the Company’s clearinghouse. Market participants must have similar clearing member relationships to use NYMEX ClearPort® Clearing.

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

The Company’s expenses consist primarily of employee compensation and benefits and the cost of facilities, equipment, software and communications to support the Company’s trading and clearing operations. The

Company also incurs marketing costs associated with the development and launch of new products and services. The Company continually invests in technology and infrastructure to support market expansion, enhance its trading and clearing technology, and develop new products and services.

Market Conditions

In 2005, the volume of total futures and options contracts traded and/or cleared was 215.2 million contracts, an increase of 45.7 million contracts or 27%, compared to 169.5 million contracts in 2004.

In 2004, the volume of total futures and options contracts traded and/or cleared was 169.5 million contracts, an increase of 25.6 million contracts or 18%, compared to 143.9 million contracts in 2003.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPort® Clearing. Included in the NYMEX Division volumes are futures contracts of Europe Limited, the Company’s European subsidiary, that are traded on the subsidiary’s trading floor in London, England, which opened during the third quarter of 2005. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Prior to the filing of the second quarter 2004 Form 10-Q, the Company did not include settlement and exercise volumes in its volume disclosures. Accordingly, prior period volume information has been adjusted to include such transactions for comparative purposes. Open interest represents the number of contracts at December 31 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

In 2005, the volume of futures and options contracts traded and/or cleared on the NYMEX Division was 145.2 million contracts, an increase of 20.4 million contracts or 16%, compared to 124.8 million contracts in 2004. Futures contract volume was 116.0 million contracts, an increase of 15.1 million contracts or 15%, compared to 100.9 million contracts in 2004. Options contract volume was 29.2 million contracts, an increase of 5.3 million contracts or 22%, compared to 23.9 million contracts in 2004.

In 2004, the volume of futures and options contracts traded and/ or cleared on the NYMEX Division was 124.8 million contracts, an increase of 12.3 million contracts or 11%, compared to 112.5 million contracts in 2003. Futures contract volume was 100.9 million contracts, an increase of 10.8 million contracts or 12%, compared to 90.1 million contracts in 2003. Options contract volume was 23.9 million contracts, an increase of 1.5 million contracts or 7%, compared to 22.4 million contracts in 2003.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2005			2004			2003
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	61,218	16,006	77,224	54,127	12,488	66,615	46,327	11,041	57,368
Henry Hub natural gas	20,074	10,018	30,092	18,058	8,616	26,674	19,910	9,580	29,490
N.Y. heating oil	13,323	1,132	14,455	13,016	898	13,914	11,707	759	12,466
N.Y. harbor unleaded gasoline	13,318	1,107	14,425	12,898	994	13,892	11,278	694	11,972
Other	8,028	945	8,973	2,784	884	3,668	837	328	1,165

Total	115,961	29,208	145,169	100,883	23,880	124,763	90,059	22,402	112,461

NYMEX Division Contracts Open Interest

At December 31,

(in thousands)

	2005			2004			2003
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Light sweet crude oil	816	1,901	2,717	669	1,286	1,955	600	733	1,333
Henry Hub natural gas	539	1,166	1,705	391	943	1,334	318	740	1,058
N.Y. heating oil	162	102	264	153	113	266	138	56	194
N.Y. harbor unleaded gasoline	136	47	183	163	53	216	108	21	129
Other	11	690	701	31	51	82	34	20	54

Total	1,664	3,906	5,570	1,407	2,446	3,853	1,198	1,570	2,768

Light Sweet Crude Oil

In 2005, futures contract volume increased by 7.1 million contracts or 13% and options contract volume increased by 3.5 million contracts or 28%, compared to 2004. Total futures and options contract volume increased by 10.6 million contracts or 16%, compared to 2004.

The Company believes that increases in futures and options contract volume were due, in part, to the price volatility of crude oil. The price volatility was caused by historically high price levels, continued strong global demand for crude oil and continued supply concerns. Seasonal factors also contributed to the price volatility, with the cold weather in the Northern Hemisphere affecting the first quarter of 2005, and the severe hurricane season in the Gulf of Mexico disrupting oil refineries during the latter half of 2005. In addition, regional conflicts in the Middle East and Africa contributed to concerns about the security of oil supplies.

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

Henry Hub Natural Gas

In 2005, futures contract volume increased by 2.0 million contracts or 11% and options contract volume increased by 1.4 million contracts or 16%, compared to 2004. Total futures and options contract volume increased by 3.4 million contracts or 13%, compared to 2004.

The Company believes that increases in futures and options contract volume were due, in part, to significant fluctuations in the price of natural gas during 2005. During 2005, there was a significant increase in price due to record warm weather in the Northeast. This resulted in increased usage to generate electricity for the summer’s high air conditioning demand. In addition, there were continued concerns about the North American natural gas supply, which resulted in higher trading activity. The hurricanes in the Gulf of Mexico caused structural damage to production and processing facilities, which reduced delivery of natural gas and further strengthened supply concerns. Additionally, colder than normal temperatures in the Eastern U.S. during December contributed to higher trading activity at year end.

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

Heating Oil

In 2005, futures contract volume increased by 0.3 million contracts or 2% and options contract volume increased by 0.2 million contracts or 26%, compared to 2004. Total futures and options contract volume increased by 0.5 million contracts or 4%, compared to 2004.

The Company believes that increases in futures and options contract volume were due, in part, to the continuing strong global demand for distillate fuels, which include heating oil, diesel fuel, and jet fuel. In addition, concerns surrounding limited refining capacity continued to cause higher volatility in the heating oil market, resulting in increased trading activity. Refining capacity concerns were strengthened during the latter half of 2005, as severe hurricanes in the Gulf of Mexico caused disruptions to oil refineries in the region. Finally, high price differentials between heating oil and crude oil have also resulted in increased trading activity.

In 2004, futures contract volume increased by 1.3 million contracts or 11% and options contract volume increased by 0.1 million contracts or 13%, compared to 2003. Total futures and options contract volume increased by 1.4 million contracts or 11%, compared to 2003.

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

New York Harbor Unleaded Gasoline

In 2005, futures contract volume increased by 0.4 million contracts or 3% and options contract volume increased by 0.1 million contracts or 11%, compared to 2004. Total futures and options contract volume increased by 0.5 million contracts or 4%, compared to 2004.

The Company believes that increases in futures and options contract volume were due, in part, to volatility caused by strong global demand for gasoline. In addition, gasoline prices rose to historically high levels during the third quarter of 2005. This was possibly a result of disruptions to oil refineries due to the hurricanes in the Gulf of Mexico. Finally, high price differentials between gasoline and crude oil have also resulted in increased trading activity.

In 2004, futures contract volume increased by 1.6 million contracts or 14% and options contract volume increased by 0.3 million contracts or 43%, compared to 2003. Total futures and options contract volume increased by 1.9 million contracts or 16%, compared to 2003.

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

COMEX Division

In 2005, the volume of futures and options contracts traded and/or cleared on the COMEX Division was 30.8 million contracts, an increase of 0.4 million contracts or 1%, compared to 30.4 million contracts in 2004. Futures contract volume was 26.5 million contracts, an increase of 1.6 million contracts or 6%, compared to 24.9 million contracts in 2004. Options contract volume was 4.3 million contracts, a decrease of 1.2 million contracts or 23%, compared to 5.5 million contracts in 2004.

In 2004, the volume of futures and options contracts traded and/or cleared on the COMEX Division was 30.4 million contracts, an increase of 5.0 million contracts or 20%, compared to 25.4 million contracts in 2003. Futures contract volume was 24.9 million contracts, an increase of 4.5 million contracts or 22%, compared to 20.4 million contracts in 2003. Options contract volume was 5.5 million contracts, an increase of 0.5 million contracts or 10%, compared to 5.0 million contracts in 2003.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2005			2004			2003
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	16,622	2,959	19,581	16,061	4,356	20,417	12,743	4,390	17,133
Silver	5,758	1,155	6,913	5,334	968	6,302	4,261	577	4,838
High grade copper	4,092	146	4,238	3,437	203	3,640	3,232	49	3,281
Aluminum	39	—	39	84	—	84	167	4	171

Total	26,511	4,260	30,771	24,916	5,527	30,443	20,403	5,020	25,423

COMEX Division Contracts Open Interest

At December 31,

(in thousands)

	2005			2004			2003
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	323	240	563	319	528	847	279	621	900
Silver	131	106	237	101	64	165	102	61	163
High grade copper	103	7	110	93	13	106	88	11	99
Aluminum	1	—	1	8	—	8	9	—	9

Total	558	353	911	521	605	1,126	478	693	1,171

Gold

In 2005, futures contract volume increased by 0.6 million contracts or 3% and options contract volume decreased by 1.4 million contracts or 32%, compared to 2004. Total futures and options contract volume decreased by 0.8 million contracts or 4%, compared to 2004.

The Company believes that the increase in futures contract volume was due, in part, to the fear of increased inflation as a result of escalating energy prices, global geopolitical events, a weakened U.S. currency and an increased demand for gold as investors sought an alternative to other investments. The decline in options contracts volume can be attributed to a period of reduced market volatility.

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

Silver

In 2005, futures contract volume increased by 0.4 million contracts or 8% and options contract volume increased by 0.2 million contracts or 19%, compared to 2004. Total futures and options contract volume increased by 0.6 million contracts or 10%, compared to 2004.

The Company believes that the increases in futures and options contract volume were due, in part, to the increase of silver as an alternative investment, which resulted in an increase in demand and, in turn, a decline in inventories. These factors resulted in increased hedging and speculative demand for silver futures and options.

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

High Grade Copper

In 2005, futures contract volume increased by 0.7 million contracts or 19% and options contract volume decreased by 0.1 million contracts or 28% on relatively small volume, compared to 2004. Total futures and options contract volume increased by 0.6 million contracts or 16%, compared to 2004.

The Company believes that the increase in futures contract volume was due, in part, to declining global warehouse stocks as a result of increased international demand, strong housing starts and supply disruptions in various parts of the world, which contributed to increased hedging and speculative demand for copper futures.

In 2004, futures contract volume increased by 0.2 million contracts or 6% and options contract volume increased by 0.1 million contracts or over 300% on relatively small volume, compared to 2003. Total futures and options contract volume increased by 0.3 million contracts or 9%, compared to 2003.

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

NYMEX ClearPort® Clearing

In 2005, futures and options contract clearing volume was 39.3 million contracts, an increase of 25.0 million contracts or 175%, compared to 14.3 million contracts in 2004.

In 2004, futures and options contract clearing volume was 14.3 million contracts, an increase of 8.3 million contracts or 138%, compared to 6.0 million contracts in 2003.

The Company believes the continued growth of NYMEX ClearPort® Clearing in 2005 and 2004 was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-Exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered and the launch of new products for petroleum, electricity and coal on NYMEX ClearPort® Clearing contributed to its year over year increase in volume. NYMEX ClearPort® Clearing was launched during the second quarter of 2002.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing.

NYMEX ClearPort® Clearing Contracts

For the Years Ended December 31,

(in thousands)

	2005			2004			2003
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	29,240	7,616	36,856	11,244	2,029	13,273	5,642	—	5,642
Electricity	1,769	80	1,849	542	—	542	267	—	267
Petroleum products	353	181	534	458	—	458	106	—	106
Coal	29	—	29	7	—	7	3	—	3
Other	2	—	2	—	—	—	—	—	—

Total	31,393	7,877	39,270	12,251	2,029	14,280	6,018	—	6,018

NYMEX ClearPort® Clearing Open Interest

At December 31,

(in thousands)

	2005			2004			2003
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	3,712	1,859	5,571	2,051	732	2,783	956	—	956
Electricity	249	33	282	79	—	79	41	—	41
Petroleum products	64	16	80	97	11	108	30	—	30
Coal	3	—	3	1	—	1	1	—	1

Total	4,028	1,908	5,936	2,228	743	2,971	1,028	—	1,028

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

Clearing and transaction fees receivable are monies due the Company from clearing member firms. Exposure to losses on receivables is principally dependent on each clearing member firm’s financial condition. Clearing members’ seats collateralize fees owed to the Company. At December 31, 2005, no clearing and transaction fees receivable balance was greater than the related clearing member’s seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company has the right to liquidate a member’s seat in order to satisfy its receivable.

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $385,000 and $256,000 at December 31, 2005 and 2004, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

Market Data Revenue

The Company provides proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized when cash is received from the market data vendor. Allowances for uncollectible receivables of $78,000 and $121,000 were applied as a reduction to the December 31, 2005 and 2004 market data fees receivable balances, respectively. These allowances are intended to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. At December 31, 2005, the combined amounts due from customers with the ten highest receivable balances represented 89% of the total accounts receivable balance.

Accounting for the Impairment or Disposal of Long-Lived Assets

Asset impairment and disposition losses for the years ended December 31, 2005, 2004 and 2003 were approximately $0.6 million, $5.4 million and $2.3 million, respectively. The Company reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). If facts and circumstances indicate that the Company’s long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived assets would be compared to its carrying value to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by comparing fair market values to carrying values in accordance with SFAS No. 144.

Internally Developed Software

Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The Company capitalizes certain costs for the development of internal-use software, consisting primarily of software tools and systems. Because most of its capital expenditures are not exclusively used for developing internally used software, the Company allocates these costs on a project-by-project basis. The Company capitalizes these costs related to software developed for internal use based on the results of this allocation. Capitalized costs are included in property and equipment, net, in the Company’s consolidated balance sheets. The Company amortizes these capitalized costs to expense over an estimate of the useful life of the internal-use software, which is generally three to five years. During 2005 and 2004, the Company determined, based on its SOP 98-1 review, that there were no costs that should be capitalized as internal-use software costs, compared to 2003 when the Company capitalized approximately $2.0 million in costs.

Results of Operations

Net income for the year ended December 31, 2005 was $71.1 million, an increase of $43.7 million or 160% compared to 2004. This increase was the result of revenues increasing by $105.2 million, which was partially offset by increases in operating expenses and income taxes of $21.8 million and $39.7 million, respectively. The increase in revenues was due to an increase in gross clearing and transaction fees from higher trading and clearing volumes. The increase in operating expenses was due primarily to increases in general and administrative expenses, salaries and employee benefits, marketing costs and occupancy and equipment charges.

Net income for the year ended December 31, 2004 was $27.4 million, an increase of $18.5 million or 208% compared to 2003. This increase was the result of revenues increasing by $53.2 million, which was partially offset by increases in operating expenses and income taxes of $21.6 million and $13.1 million, respectively. The increase in revenues was due to an increase in gross clearing and transaction fees from higher trading and clearing volumes, as well as the elimination of the Company’s proprietary fee reduction program that was in effect during 2003. The increase in operating expenses was due primarily to increases in general and administrative expenses, professional fees, salaries and employee benefits, and asset impairment and disposition losses.

Revenues

Clearing and Transaction Fees, Net

Clearing and transaction fees for the year ended December 31, 2005 were $277.6 million, an increase of $84.3 million or 44%, compared to 2004. This increase was due to higher NYMEX Division floor trading volumes, higher NYMEX ACCESS® volumes for both the NYMEX Division and COMEX Division, higher NYMEX ClearPort® Clearing volumes and higher e-miNYSM volumes. In addition, 2005 yielded a higher aggregate average revenue per contract compared to 2004.

Clearing and transaction fees for the year ended December 31, 2004 were $193.3 million, an increase of $53.6 million or 38%, compared to 2003. This increase was due to higher floor trading and NYMEX ACCESS® volumes for both the NYMEX Division and COMEX Division, higher NYMEX ClearPort® Clearing volumes and a higher aggregate average revenue per contract. In addition, the elimination of the proprietary fee reduction program, which was in effect during 2003, also contributed to the increase in revenue.

The following tables set forth clearing and transaction fee revenues and the average clearing and transaction revenue per contract.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except for per contract amounts)
Clearing and Transaction Fee Revenue
Gross fees	$277,632	$193,295	$153,780
Propriety fee reduction program	—	—	(14,049)

Clearing and transaction fees, net	$277,632	$193,295	$139,731

Average Clearing and Transaction Fee Revenue per Contract
Gross revenue per contract	$1.29	$1.14	$1.07
Impact of fee reduction program	—	—	(0.10)

Revenue per contract, net	$1.29	$1.14	$0.97

Gross revenue per contract for the year ended December 31, 2005 increased $0.15 per contract compared to 2004. This increase was due to higher average rates per contract on NYMEX Division and COMEX Division floor trading resulting from a shift in the customer trading mix, as certain customers are charged higher rates per trade than others. In addition, an increase in the trading of certain products on NYMEX ClearPort® Clearing as well as higher e-miNYSM contracts volume, contributed to the overall rate increase as these venues charge higher rates per trade.

Gross revenue per contract for the year ended December 31, 2004 increased $0.07 per contract compared to 2003. This increase was due to the customer trading mix and an increase in the trading of certain products on NYMEX ClearPort® Clearing and NYMEX ACCESS®, which charge higher rates per trade.

Market Data

Market data fees for the year ended December 31, 2005 were $44.5 million, an increase of $11.9 million or 37%, compared to 2004. This increase was due primarily to the implementation of a new price structure that went into effect on January 1, 2005. An increase in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase in fees. In addition, the Company began to charge separate vendor administrative fees for the NYMEX Division and COMEX Division in May 2004. Prior to this, vendors were being charged only one administrative fee for access to market data of both divisions. Effective January 1, 2006, the Company implemented a revised price structure that it anticipates will generate an increase in market data fees compared to the structure in place during 2005.

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

Other Revenues

Other revenues for the year ended December 31, 2005 were $11.9 million, an increase of $0.4 million or 4%, compared to 2004. This increase was due primarily to an increase in royalty fees, as the Company has entered into license agreements for which it is paid for the use of certain settlement prices. Increases in rental income from tenants occupying space in the Company’s headquarters building were offset by additional rental income recorded in 2004 from NYBOT.

Other revenues for the year ended December 31, 2004 were $11.5 million, a decrease of $1.2 million or 9%, compared to 2003. This decrease was due primarily to lower revenue from compliance fines, as the third quarter of 2003 included a large compliance fine levied on one of the Company’s clearing members offset, in part, by additional rental income recorded in 2004 from NYBOT.

Investment Income

Investment income for the year ended December 31, 2005 was $8.9 million, an increase of $5.0 million or 128%, compared to 2004. This increase was due primarily to income from municipal and government obligations, as 2005 had a larger average amount of investment assets as well as higher interest rates when compared to 2004.

Investment income for the year ended December 31, 2004 was $3.9 million, essentially flat compared to 2003.

Interest Income from Securities Lending, Net

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program (see Note 2 to the consolidated financial statements). For the year ended December 31, 2005, interest income from securities lending, net was $3.6 million.

Operating Expenses

Salaries and Employee Benefits

Salaries and employee benefits for the year ended December 31, 2005 were $62.4 million, an increase of $5.1 million or 9%, compared to 2004. This increase was due primarily to higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, when compared to 2004. In addition, the Company incurred additional temporary staffing during 2005 to assist in the start-up of its trading floors in Dublin, Ireland and London, England. These increases were offset, in part, by a decline in 2005 severance costs, as the Company incurred additional severance in 2004 with respect to one of its senior executives.

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

Occupancy and Equipment

Occupancy and equipment expenses for the year ended December 31, 2005 were $28.5 million, an increase of $2.1 million or 8%, compared to 2004. This increase was due primarily to rent and associated expenses incurred by the Company on its trading floors and office space in Dublin, Ireland and London, England. The London trading floor was not in existence during the prior year and the Dublin trading floor was not opened until the fourth quarter of 2004. The Company also incurred additional costs in 2005 related to security enhancements at its corporate headquarters located in downtown New York City.

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

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2005 was $15.2 million, a decrease of $6.6 million or 30%, compared to 2004. This decrease was due primarily to the write-off of fixed assets during the quarter ended September 30, 2004, which was a result of the Company identifying, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. This resulted in a lower fixed asset base during 2005 which, in turn, yielded lower depreciation compared to 2004. The Company has remediated this weakness and has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. In addition, the Company will be implementing new automated processes to replace certain manual processes.

Depreciation and amortization expense for the year ended December 31, 2004 was $21.8 million, a decrease of $2.9 million or 12%, compared to 2003. This decrease was due primarily to a $5.3 million charge, in the fourth quarter of 2003, which resulted from the Company shortening the estimated useful lives of a significant component of its existing technology infrastructure. This decrease was partially offset by the additional depreciation that resulted in 2004 from these shortened estimated useful lives. In addition, as noted above, during the third quarter of 2004 the Company identified, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. As a result, certain fixed assets were adjusted to properly reflect their estimated remaining useful lives. Depreciation expense attributable to the change in estimated remaining useful lives of these assets was $1.0 million, and was recognized in the third quarter of 2004. This adjustment did not have an impact on the Company’s cash flows for 2004.

General and Administrative

General and administrative expenses for the year ended December 31, 2005 were $52.6 million, an increase of $20.2 million or 62%, compared to 2004. On September 12, 2005, the Company launched an open outcry futures exchange in London, England, which resulted in additional costs not present in 2004. Upon opening the London trading floor, the Company ceased its operations in Dublin, Ireland, which opened during the fourth quarter of 2004. The increase in general and administrative expenses was due primarily to transaction incentives the Company incurred during 2005, which it believes are necessary to promote trading in London and, previously, in Dublin. Travel related costs associated with the establishment and operation of the Company’s aforementioned trading floors also contributed to the increase.

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

Professional Services

Professional services expenses for the year ended December 31, 2005 were $27.4 million, an increase of $0.8 million or 3%, compared to 2004. This increase was due primarily to higher tax consultation fees the Company incurred to support its business expansion initiatives.

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

Telecommunications

Telecommunications expenses for the year ended December 31, 2005 were $6.9 million, an increase of $0.9 million or 14%, compared to 2004. This increase was due primarily to higher data communication expenses needed to support the growth in the Company’s market data business, as well as costs associated with the London and Dublin trading floors.

Telecommunications expenses for the year ended December 31, 2004 were $6.1 million, an increase of $0.2 million or 3%, compared to 2003. This increase was due primarily to an increase in voice communication expenses the Company incurred in 2004 to support its international expansion initiatives.

Marketing

Marketing expenses for the year ended December 31, 2005 were $5.2 million, an increase of $2.7 million or 109%, compared to 2004. This increase was due primarily to higher advertising and other marketing expenses attributable to the Company’s international expansion initiatives.

Marketing expenses for the year ended December 31, 2004 were $2.5 million, an increase of $0.4 million or 19%, compared to 2003. This increase was due primarily to advertising costs associated with the Company’s opening of a trading floor in Dublin, Ireland.

Other

Other expenses for the year ended December 31, 2005 were $9.9 million, an increase of $1.6 million or 19%, compared to 2004. This increase was due primarily to higher charitable contributions, as the Company gave a sizeable donation to benefit the victims of hurricane Katrina. In addition, the loss incurred on the Company’s joint venture agreement, which was entered into during 2005, is recorded in other expenses.

Other expenses for the year ended December 31, 2004 were $8.4 million, an increase of $0.3 million or 4%, compared to 2003. This increase was due primarily to higher charitable contributions in 2004.

Interest Expense

Interest expense for the year ended December 31, 2005 was $6.9 million, a decrease of $0.2 million or 3%, compared to 2004. Interest expense for the year ended December 31, 2004 was $7.0 million, a decrease of $0.2 million or 3%, compared to 2003. The decrease for both years was due to the annual principal payments the Company made on its long-term debt.

Asset Impairment and Disposition Losses

Asset impairment and disposition losses for the year ended December 31, 2005 were $0.6 million, a decrease of $4.8 million or 89%, compared to 2004. The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete. During the third quarter of 2004, the Company identified a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. The Company has remediated this weakness and has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions. In addition, the Company will be implementing new automated processes to replace certain manual processes.

Asset impairment and disposition losses for the year ended December 31, 2004 were $5.4 million, an increase of $3.1 million or 135%, compared to 2003. During the third quarter of 2004, as noted above, the Company identified a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. As a result, the Company recorded a charge of $3.4 million in the third quarter of 2004 consisting of $1.6 million for certain fixed assets that had been disposed of during prior periods and $1.8 million related to a reduction of fixed asset net book values resulting from a physical inventory of certain fixed asset categories. These adjustments did not have an impact on the Company’s cash flows for 2004 or prior years. Charges related to assets disposed of in the normal course of business for 2004 were $2.0 million.

Provision for Income Taxes

The Company’s effective tax rate was 45.7% in 2005, 42.5% in 2004 and 44.3% in 2003. The increase in 2005 was due primarily to a lower proportion of tax-exempt income as a result of higher pre-tax income in 2005 compared to 2004. In addition, the non-deductibility of certain losses and/or expenses the Company has incurred in relation to an international joint venture agreement contributed to the increase in the effective tax rate. The effective tax rate declined in 2004 due primarily to a release of the valuation allowance during the year relating to charitable contribution carryovers.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At December 31, 2005 and 2004, the Company had $143.6 million and $167.4 million, respectively, in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at December 31, 2005 and 2004 was $112.9 million and $134.4 million, respectively. The Company has received long-term AA+ and short-term A-1+ counter-party credit ratings from Standard & Poor’s Rating Services. These ratings were initially obtained in April 2003 and were sustained through a recent ratings review in December of 2005.

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

The following table provides a summary of significant cash flow categories for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$82,093	$68,775	$29,908
Investing activities	(2,272,614)	(59,637)	(18,840)
Financing activities	2,223,101	(7,817)	(10,319)

Net increase in cash and cash equivalents	$32,580	$1,321	$749

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities for the year ended December 31, 2005 was $82.1 million, an increase of $13.3 million compared to 2004. This increase was due primarily to an increase in operating revenues. This increase was offset, in part, by an increase in payments made in 2005 for programs designed to provide incentives to third parties to establish business with the Company, as well as an increase in income tax payments.

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

Under its securities lending program with JPMorgan, the Company lends out securities in exchange for cash collateral which, in turn, is invested on an overnight basis. The cash collateral received is recorded as a liability and presented in financing activities on the Company’s consolidated statements of cash flows. The corresponding investment is recorded as an asset and presented in investing activities on the Company’s consolidated statements of cash flows.

Net cash provided by investing activities for the year ended December 31, 2005, exclusive of securities purchased under the securities lending program, was $42.0 million, an increase of $101.6 million compared to 2004. This increase was due primarily to a transfer of marketable securities into operating cash to fund the payment of an $81.6 million dividend to the Company’s common stockholders during 2005. This increase was offset, in part, by higher capital expenditures in 2005, as the Company incurred leasehold improvement and technology costs for the build-out of its trading floor in London.

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

Financing activities consist of dividends paid to the stockholders of the Company and principal payments under its long-term debt agreements. Net cash used in financing activities for the year ended December 31, 2005, exclusive of cash received under the securities lending program, was $91.5 million, an increase of $83.7 million compared to 2004. Dividends paid in 2005 were $88.7 million or $108,701 per share. The Company’s Board of Directors declared dividends of $3.5 million or $4,289 per share in December 2004, $3.6 million or $4,412 per share in June 2005 and $81.6 million or $100,000 per share in July 2005 that were paid in January 2005, July 2005 and August 2005, respectively. In December 2005, a dividend of $3.6 million or $4,412 per share was declared and subsequently paid in January 2006. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At December 31, 2005 and 2004, cash and investments were as follows:

	December 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$35,664	$3,084
Securities purchased under agreements to resell	6,900	19,324
Marketable securities	100,993	144,950

	$143,557	$167,358

Included in marketable securities at December 31, 2005 are investments totaling $11.8 million relating to the COMEX Division Members’ Recognition and Retention Plan. This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994 (see Note 8 to the consolidated financial statements).

Also included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships (see Note 19 to the consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, per division, based upon such clearing member firm’s reported regulatory capital, in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 5 to the consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at December 31, 2005 and 2004.

In accordance with the Company’s securities lending program, JPMorgan, as agent, will lend on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and Guaranty Fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines (see Note 2 to the consolidated financial statements).

Future Cash Requirements

The Company has three series of unsecured long-term debt, which mature through 2026. At December 31, 2005 and 2004, notes payable consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$16,915	$19,732
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	85,915	88,732
Less current maturities	(2,817)	(2,817)

Total long-term debt	$83,098	$85,915

Notes payable that become due during the next five years are as follows:
2006	$2,817
2007	$2,817
2008	$2,817
2009	$2,817
2010	$2,817

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

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of December 31, 2005 as well as an estimate of the timing in which these commitments are expected to expire are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	6,626	6,416	6,205	5,994	5,783	41,786	72,810
Operating leases - facilities	4,203	4,040	4,017	4,045	3,880	7,712	27,897
Operating leases - equipment	1,969	1,228	729	33	—	—	3,959
Capital lease	327	—	—	—	—	—	327
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$16,742	$15,301	$14,568	$13,689	$13,280	$128,331	$201,911

In December 2003, the Company settled the legal action brought by eSpeed, Inc., and Electronic Trading Systems Corporation alleging that the Company infringed, through use of its electronic trading system, upon eSpeed’s rights as the owner of United States Patent No. 4,903,201. Under the settlement agreement, the Company made payments of $2.0 million in December 2003, 2004 and 2005, and is required to make a final payment of $2.0 million in December 2006. The Company had fully reserved for this settlement and, therefore, the 2006 payment will not affect the Company’s consolidated results of operations.

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

In 2002, the Company received a $5 million cash grant as a result of a government program to aid those affected by September 11, 2001 terrorist attack. This grant is subject to certain recapture provisions over a ten-year period, and is being recognized ratably over the recapture period as a reduction of occupancy and equipment expense. Based on its expectations as of the date of this Annual Report, the Company expects to meet all requirements of the grant and retain the entire amount.

Recent Accounting Pronouncements and Changes

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This statement replaces Accounting Principles Board No. 20, Accounting Changes (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period in which the change occurred. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will evaluate the application of SFAS No. 154, however, management does not currently believe adoption will have a material impact on the Company’s results of operations and financial position.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to their impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005. The Company will evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, however, management does not currently believe adoption will have a material impact on the Company’s results of operations and financial position.

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

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal cash flows for the years 2006 through 2010 and thereafter. The marketable securities are classified as trading.

Principal Amounts by Expected Maturity

At December 31, 2005

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2006	$314	$2,588	$2,902	4.77%
2007	157	2,738	2,895	5.06%
2008	380	2,750	3,130	5.11%
2009	6,188	2,687	8,875	5.17%
2010	6,562	2,247	8,809	4.98%
Thereafter	43,988	12,257	56,245	4.55%

Total	$57,589	$25,267	$82,856

Fair Value	$61,595

Liabilities
Corporate Debt
2006	$2,817	$6,626	$9,443	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
Thereafter	71,830	41,786	113,616	7.78%

Total	$85,915	$72,810	$158,725

Fair Value	$104,642

Interest Rate Risk

Current Assets

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income was $8.9 million in 2005 and $3.9 million in both 2004 and 2003. The fair values of the Company’s marketable securities, including equity and short-term debt securities, were $101.0 million and $145.0 million at December 31, 2005 and 2004, respectively. Based on portfolio compositions at December 31, 2005 and 2004, and assuming a 10% decline in market values, the Company would have recognized losses of $10.1 million and $14.5 million, respectively.

Debt

The weighted average interest rate on the Company’s long-term debt is 7.76%. The debt contains a redemption premium, the amount of which varies with changes in interest rates. Therefore, the fair market value of the Company’s long-term debt is highly sensitive to changes in interest rates. Although the market value of the debt will fluctuate with interest rates, the Company’s interest expense will not vary with changes in market interest rates if the debt is paid off in accordance with stated principal repayment schedules. As of the date of this Annual Report, the Company does not expect to pay down any series of its long-term debt prior to stated maturities. However, the Company may pursue future financing strategies that involve early repayment of its current debt, or issuance of new debt, potentially increasing its sensitivity to changes in interest rates.

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

There were no reports on Form 8-K required to be filed under Item 304 of Regulation S-K during the year ended December 31, 2005.

During the two most recent fiscal years and the subsequent interim period through December 31, 2005, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Annual Report on Form 10-K.

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

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

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

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NYMEX Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NYMEX Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NYMEX Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York

March 7, 2006

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all directors (including directors who are also executive officers) and executive officers of the Company at March 7, 2006; (2) all positions with the Company presently held by each such person; and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name of Director and Officer	Age	Position	Term Expiration Date
Mitchell Steinhause	58	Chairman and Chief Executive Officer	2007
Richard Schaeffer	53	Vice Chairman	2008
Kevin McDonnell	46	Director, Treasurer	2008
Gary Rizzi	51	Director, Corporate Secretary	2007
Stephen Ardizzone	44	Director	2006
Eric Bolling	44	Director	2008
Joel Faber	65	Director	2006
Melvyn Falis	65	Public Director	2008
Stephen Forman	50	Director	2007
Howard Gabler	65	Public Director	2006
Kenneth Garland	57	Director	2007
Anthony George Gero	69	Director	2008
Harvey Gralla	62	Director	2008
David Greenberg	41	Director	2006
E. Bulkeley Griswold	67	Public Director	2006
Jesse B. Harte	47	Director	2006
Scott Hess	48	Director	2006
Steven Karvellas	46	Director	2008
David Lazarus	64	Director	2006
Harley Lippman	51	Public Director	2007
Michael McCallion	61	Director	2007
John McNamara	49	Director	2006
Stanley Meierfeld	58	Director	2008
Robert Steele	67	Public Director	2007
James E. Newsome	46	President
Jerome H. Bailey	53	Chief Operating Officer/Chief Financial Officer
Christopher K. Bowen, Esq	45	General Counsel and Chief Administrative Officer
Madeline M. Boyd	53	Senior Vice President — External Affairs
Samuel H. Gaer	39	Senior Vice President and Chief Information Officer
Sean Keating	40	Senior Vice President — Clearing Services
Richard D. Kerschner	39	Senior Vice President — Corporate Governance and Strategic Initiatives
Thomas F. LaSala	44	Senior Vice President — Compliance and Risk Management
Robert Levin	50	Senior Vice President — Planning and Development
Joseph Raia	48	Senior Vice President — Marketing
Kenneth D. Shifrin	48	Senior Vice President and Acting Chief Financial Officer

The Board of Directors of the Company is comprised of 25 members. There currently is one vacant director position on the Board. None of the directors, except for the Chairman, is currently an employee of the Company. Pursuant to the Company’s Certificate of Incorporation, the directors who serve as Vice Chairman, Treasurer and Corporate Secretary are officers of the Company. There were no compensation committee interlocks or other relationships during 2005 requiring disclosure under item 402(j) of Regulation S-K of the SEC.

MEMBERS OF THE BOARD OF NYMEX HOLDINGS, INC.

The information set forth under the caption “Information Regarding the Current Board of Directors” will be in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 1, 2006, which will be filed within 120 days of the end of the fiscal year ended December 31, 2005 and is incorporated herein by reference.

BOARD MEETINGS AND COMMITTEES

The information set forth under the caption “Board Meetings and Committees” will be in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 1, 2006, which will be filed within 120 days of the end of the fiscal year ended December 31, 2005 and is incorporated herein by reference.

EXECUTIVE OFFICERS

Set forth below are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Company at March 7, 2006; (2) all positions with the Company presently held by each such person; and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

NAME	POSITION(S) HELD	AGE

MITCHELL STEINHAUSE	CHAIRMAN AND CHIEF EXECUTIVE OFFICER	58

Mr. Steinhause has been the Chairman of the Company since 2004, and was the Vice Chairman from 2000 to 2004. Mr. Steinhause served as the Corporate Secretary from 1996 to 1998. Mr. Steinhause was first elected to the Board of Directors in 1992. Mr. Steinhause has been a member of the Exchange since 1975, working as a floor broker for 15 years and trading for his own account for 14 years. Mr. Steinhause is Deputy Chairman of NYMEX Europe Exchange Holdings Limited and NYMEX Europe Limited.

RICHARD SCHAEFFER	VICE CHAIRMAN	53

Mr. Schaeffer has been the Vice Chairman of the Company since 2004. Mr. Schaeffer was the Treasurer from 1993 to 2004 and has served on the Executive committee since 1992. Mr. Schaeffer has been a Director of the Company since 1990 and a member since 1981. Since 1997, Mr. Schaeffer has been an Executive Director of Global Energy Futures for ABN AMRO, Inc. From 1992 to 1997, Mr. Schaeffer had been a Senior Vice President/Director of the Chicago Corp., which was a clearing member of both the NYMEX Division and the COMEX Division until its buyout by ABN AMRO, Inc. Mr. Schaeffer is a director of NYMEX Europe Exchange Holdings Limited and NYMEX Europe Limited. Mr. Schaeffer also serves as a member of the board of directors of the Juvenile Diabetes Foundation.

KEVIN MCDONNELL	DIRECTOR, TREASURER	46

Mr. McDonnell has been the Treasurer of the Company and has served on the Executive committee since 2004. As Treasurer, Mr. McDonnell serves as the Chairman of the Finance committee. Mr. McDonnell previously served as the co-Vice Chairman of the Finance committee. Mr. McDonnell has been a Director of the Company since 1999. Mr. McDonnell has been an independent floor trader since 1985 and a member of the Exchange since 1984. Mr. McDonnell is a director of NYMEX Europe Limited.

GARY RIZZI	DIRECTOR, CORPORATE SECRETARY	51

Mr. Rizzi has been the Corporate Secretary of the Company since 2001 and has served on the Executive committee since 2000. Mr. Rizzi has been a Director of the Company since 1995 and a member of the Exchange since 1983. Mr. Rizzi is currently a Vice President at A.G. Edwards & Sons, Inc. Mr. Rizzi has been Vice

President of AGE Commodity Clearing Corp. since 2001 and was an Associate Vice President since 1985. Mr. Rizzi is also a member of the COMEX Division and of the Board of Trade of the City of New York, Inc.

JAMES E. NEWSOME	PRESIDENT	46

Dr. Newsome has been the President of the Company since August 2004. Prior to joining the Company, Dr. Newsome was appointed by President George W. Bush and served as Chairman of the CFTC upon U.S. Senate confirmation in December 2001. Dr. Newsome had been a Commissioner of the CFTC since August 1998. During his CFTC tenure, Dr. Newsome served as a member of the President’s Working Group on Financial Markets, and the President’s Corporate Fraud Task Force. Dr. Newsome serves on the boards of DME Holdings Limited and Dubai Mercantile Exchange Limited. Dr. Newsome is a director of NYMEX Europe Exchange Holdings Limited and NYMEX Europe Limited.

JEROME H. BAILEY	CHIEF OPERATING OFFICER/ CHIEF FINANCIAL OFFICER	53

Mr. Bailey was appointed Chief Operating Officer in March, 2006. Upon the filing of this Annual Report on Form 10-K, Mr. Bailey will also assume the role of Chief Financial Officer. Mr. Bailey, who has more than 25 years of experience in financial services, joins the Company from Marsh, Inc., where he served as chief financial officer. Previously, Mr. Bailey served as executive vice president and chief financial officer of Dow Jones; chief financial officer of Salomon, Inc., and Salomon Brothers; controller and managing director of Morgan Stanley; and partner at Price Waterhouse. Mr. Bailey earned a bachelor of science degree from the University of Nebraska.

CHRISTOPHER K. BOWEN	GENERAL COUNSEL AND CHIEF ADMINISTRATIVE OFFICER	45

Mr. Bowen was appointed as General Counsel and Chief Administrative Officer in 2002. Mr. Bowen also serves as the Corporate Secretary of NYMEX Europe Exchange Holdings Limited and NYMEX Europe Limited. Mr. Bowen has served as Senior Vice President and General Counsel since 1997. Mr. Bowen held positions of Associate General Counsel and Senior Associate General Counsel at the Company. Mr. Bowen had also served as Counsel/Manager of Futures Compliance at Morgan Stanley & Co., Inc. and as an attorney at the CFTC.

MADELINE M. BOYD	SENIOR VICE PRESIDENT — EXTERNAL AFFAIRS	53

Ms. Boyd was appointed, in 2004, as Senior Vice President of External Affairs, which combines the responsibilities of media, community and government affairs for the Company. Ms. Boyd had been a member of the Exchange since 1984, and a director of the Company from 1998 to 2004. Ms. Boyd was a gasoline trader on the Exchange from 1987 to 2003. Ms. Boyd has been the President of the NYMEX Charitable Foundation and the NYMEX PAC since January 2004 and continues to serve as Chairman of the New York Mercantile Exchange Charitable Assistance Fund.

SAMUEL H. GAER	SENIOR VICE PRESIDENT AND CHIEF INFORMATION OFFICER	39

Mr. Gaer was appointed as Senior Vice President and Chief Information Officer in 2003. Mr. Gaer has been involved with the commodities industry since he was fifteen years old, working as a clerk on the COMEX trading floor. Mr. Gaer became a member of COMEX Division in 1988. In 1991, Mr. Gaer formed Uptick Trading, which merged into Millenium Copper Group, Inc. in 1993. Mr. Gaer left the trading floor in 1998 in order to devote more time to trading software development and architecture, and subsequently founded TradingGear.com, a trading software development company. Mr. Gaer served as the interim Chief Executive Officer of NYMEX Europe Exchange Holdings Limited and NYMEX Europe Limited from inception until February 2006.

SEAN KEATING	SENIOR VICE PRESIDENT — CLEARING SERVICES	40

Mr. Keating was appointed as Senior Vice President of Clearing Services in 2004. Mr. Keating joined the Company from Pioneer Futures, Inc., a former Exchange clearing member, where he had been employed for over 16 years and served as its president since 1998. Mr. Keating had also served as president of Pioneer Capital Corp., a self-clearing National Association of Securities Dealers and New York Stock Exchange broker dealer. Mr. Keating originally worked at the Company’s Compliance department in 1987 as a trade practice analyst, where he was responsible for investigating violations of trade practices.

RICHARD D. KERSCHNER	SENIOR VICE PRESIDENT — CORPORATE GOVERNANCE AND STRATEGIC INITIATIVES	39

Mr. Kerschner was appointed as Senior Vice President of Corporate Governance and Strategic Initiatives in October 2005. Mr. Kerschner joined the Company in July 2004 as Associate General Counsel and Director — Office of Corporate Governance. He was promoted to Associate General Counsel and Vice President of Corporate Governance in December 2004. Prior to joining the Company, Mr. Kerschner served as a Senior Advisor and Special Counsel to the legal department of T-Mobile USA. From April 2000 to February 2004, Mr. Kerschner was the Senior Vice President, General Counsel and Secretary of SmartServ Online, Inc., a Nasdaq-listed mobile data company. From November 1997 to April 2000, Mr. Kerschner served as the Managing Counsel of Omnipoint Communications, a Nasdaq-listed wireless telecommunications carrier currently part of T-Mobile USA. Prior to joining Omnipoint, Mr. Kerschner practiced law in a New Jersey law firm.

THOMAS F. LASALA	SENIOR VICE PRESIDENT — COMPLIANCE AND RISK MANAGEMENT	44

Mr. LaSala was appointed as Senior Vice President of Compliance and Risk Management in 2002. Mr. LaSala joined the Exchange in 1984 and worked in market surveillance as an analyst and director before being promoted to Vice President of Compliance in December 1993. Mr. LaSala oversees all aspects of regulatory compliance including trade practice, risk management, and market and financial surveillance. Mr. LaSala is also a director of the Futures Industry Association Futures Services Division and serves on the Joint Compliance Committee of all of the U.S. futures exchanges. Mr. LaSala received a bachelors of science degree in business administration with a concentration in Finance/Economics from Marist College in 1983.

ROBERT LEVIN	SENIOR VICE PRESIDENT — PLANNING AND DEVELOPMENT	50

Mr. Levin serves as Senior Vice President of Research and has been a Senior Vice President since 1993. Mr. Levin is responsible for the development and maintenance of the Company’s business planning. Mr. Levin has been active in the development, maintenance, and refurbishing of all of the Exchange’s energy contracts. Mr. Levin has been among the major participants in restructuring proceedings governing the electric utility industry both at the state and federal levels. He represents the Exchange on advisory panels for the National Petroleum Council that study key industry issues. Mr. Levin was the Company’s Vice President of Product Development from 1991 until 1993. Mr. Levin has been with the Company since 1987. Mr. Levin has a doctorate in economics from the University of New Mexico.

JOSEPH RAIA	SENIOR VICE PRESIDENT — MARKETING	48

Mr. Raia was appointed as Senior Vice President of Marketing in 2004. Mr. Raia had served as the Vice President of Marketing in 2004 and Director of Marketing from 2001 to 2004. Mr. Raia has over 22 years of professional experience in the energy and transportation sectors. From 2000 to 2001, Mr. Raia was the Senior Vice President, Senior Oil and Gas On-Air Analyst and Anchor at JAG Media Holdings, where he reported on energy equities and commodities.

KENNETH D. SHIFRIN	SENIOR VICE PRESIDENT AND ACTING CHIEF FINANCIAL OFFICER	48

Mr. Shifrin was appointed Senior Vice President in January 2006 and has been the Acting Chief Financial Officer since June 2005. Upon filing of this Annual Report on Form 10-K, Mr. Shifrin will relinquish the role of Acting Chief Financial Officer and remain the Senior Vice President of Finance. Mr. Shifrin joined the Company in January 2004 as Vice President & Controller. Prior to joining the Company, Mr. Shifrin served as Global Controller of Electronic Broking Systems. Prior to that, Mr. Shifrin held several senior financial roles, including Chief Financial Officer of Gateway Logistics, Corp., and Chief Financial Officer and Vice President of Finance for Hirsch International, Corp.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation” and “Information Regarding the Current Board of Directors” and “Compensation of Directors” will be in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 1, 2006, which will be filed within 120 days of the end of the fiscal year ended December 31, 2005 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” will be in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 1, 2006, which will be filed within 120 days of the end of the fiscal year ended December 31, 2005 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The following are descriptions of material transactions involving the Company and its Board of Directors and officers:

Sterling Commodities Corp. (“Sterling”), of which David Greenberg, a director of the Company, is the President, currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from Sterling during 2005 was $257,000. Clearing and transaction fees earned from Sterling in 2005 were approximately $2.8 million.

ABN AMRO, Inc. (“ABN AMRO”), by which Richard Schaeffer, the Vice Chairman of the Company, is employed as Executive Director of Global Energy Futures, currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from ABN AMRO during 2005 was approximately $307,000.

Stanley Meierfeld, a Director of the Company, is a Managing Director of the Geldermann division of FC Stone, LLC. FC Stone, LLC currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from FC Stone, LLC during 2005 was approximately $436,000.

Kevin McDonnell, a director of the Company, was selected by Europe Limited to be a market maker for its NYMEX Brent Crude contract which was launched on the Europe Limited trading floor during 2005. Mr. McDonnell was compensated an amount of approximately $714,000 for his services.

Zone Energy Group, Inc. (“Zone Energy”), of which Mr. Ardizzone, a director of the Company, is an executive officer and principal owner, was selected by the Company to be a market maker for NYMEX Brent Crude contract at its Dublin branch during 2005. Zone Energy was compensated an aggregate amount of approximately $698,000 for their services. In addition, Zone Energy currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from Zone Energy during 2005 was approximately $65,000.

The Company had invested assets segregated for the benefit of the COMEX Members’ Recognition and Retention Plan (the “COMEX MRRP”) of $12.8 million at December 31, 2005, in a portfolio of fixed income securities managed by Legg Mason Wood Walker, Inc., a securities firm of which Anthony George Gero, a director of the Company, was a senior investment officer up until December 2, 2005. Mr. Gero is currently a Senior Vice President of RBC Dain Rauscher and a Vice President of Global Futures at RBC Capital Markets Global Futures. On March 1, 2006, the Company’s Board of Directors authorized the transfer of the COMEX MRRP funds into a portfolio of fixed income securities to be managed by RBC Dain Rauscher.

David Garland, son of Kenneth Garland, a director of the Company, is employed as Director of Interactive Communications within the External Affairs Department of the Company. Mr. Garland received an aggregate cash compensation, including salary and bonus, of approximately $88,000 for his services with the Company during 2005.

The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks, Brown Brothers Harriman & Co. Pursuant to this program, the participating member remains primarily liable for the loan that is used to purchase a membership seat and corresponding share of common stock in the Company. The Company guarantees the unpaid balance owed by each participating member, and the Company has the right to liquidate the membership seat and corresponding share of common stock if such member defaults on the loan. As of December 31, 2005, none of the directors and/or their immediate family members had a loan balance relating to this program.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services set forth under the caption “Fees to Independent Registered Public Accountants” will be in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 1, 2006, which will be filed within 120 days of the end of the fiscal year ended December 31, 2005 and is incorporated herein by reference.

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

EXHIBITS

2.2	Form of Agreement and Plan of Merger by and among New York Mercantile Exchange, Inc., NYMEX Holdings, Inc. and NYMEX Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of Form S-4 (file no. 333-30332)).

3.1	Amended and Restated Certificate of Incorporation of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year 2000 (file no. 333-30332)).

3.2	Bylaws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Form S-4 (file no. 333-30332)).

4	Note Purchase Agreement among NYMEX and each of Purchasers listed in Schedule A attached thereto dated October 15, 1996 (incorporated herein by reference to Exhibit 10.5 of Form S-4 (file no. 333-30332)).

10.1	NYMEX Amended and Restated Members’ Retention and Retirement Plan effective December 31, 1998 (incorporated herein by reference to Exhibit 10.1 of Form S-4 (file no. 333-30332)).

10.2	Trust under the NYMEX Members’ Retention and Retirement Plan dated December 31, 1998 (incorporated herein by reference to Exhibit 10.2 of Form S-4 (file no. 333-30332)).

10.3	Ground Lease between Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.3 of Form S-4 (file no. 333-30332)).

10.4	Funding Agreement among New York State Urban Development Corporation, Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.4 of Form S-4 (file no. 333-30332)).

10.5	NYMEX Holdings, Inc. Executive Income Deferral Program (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the year 2000 (file no. 333-30332)).

10.6	Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Plan Agreement and Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.6 of Form S-4 (file no. 333-30332)).

10.7	Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Schedule between Oracle Credit Corporation and NYMEX and Amendment 1 to the Network License Order Form (incorporated herein by reference to Exhibit 10.7 of Form S-4 (file no. 333-30332)).

10.8	Network License Order Form between Oracle Corporation and NYMEX and accompanying Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.8 of Form S-4 (file no. 333-30332)).

10.8.1	Software License and Services Agreement between Oracle Corporation and NYMEX effective January 6, 1995 (incorporated herein by reference to Exhibit 10.8.1 of Form S-4 (file no. 333-30332)).

10.9	Smartnet Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.9 of Form S-4 (file no. 333-30332)).

10.10	Network Supported Account Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.10 of Form S-4 (file no. 333-30332)).

10.11	COMEX Members’ Recognition and Retention Plan (incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year 2000 (file no. 333-30332)).

10.12.1	Employment Agreement between NYMEX Holdings and Neal L. Wolkoff, Esq. (incorporated herein by reference to Exhibit 10.12 of Form 10-K for the year 2000 (file no. 333-30332)).

10.12.2	Employment Agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and J. Robert Collins, Jr. (incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ending March 31, 2002 (file no. 333-30332)).

10.12.3	Employment agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and Samuel H. Gaer (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ending March 31, 2003 (file no.333-30332)).

10.12.4	Employment agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Madeline Boyd (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending March 31, 2004 (file no.333-30332)).

10.12.5	Advisor Services Agreement between NYMEX Holdings, Inc. and Vincent Viola (incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ending March 31, 2004 (file no.333-30332)).

10.12.6	First Amendment to Employment Agreement Term Sheet between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and J. Robert Collins, Jr. (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ending March 31, 2004 (file no. 333-30332)).

10.12.7	Employment agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Sean Keating (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending June 30, 2004 (file no.333-30332)).

10.12.8	Employment agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and James E. Newsome (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending September 30, 2004 (file no.333-30332)).

10.12.9	First Amendment to Advisor Services Agreement between NYMEX Holdings, Inc. and Vincent Viola (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated May 18, 2005 (file no.333-30332)).

10.12.10	First Amendment to Employment Agreement by and between NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. and Samuel Gaer (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated March 7, 2006 (file no. 333-30332)).

10.13	Stock Purchase Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAPCO GmbH & Co. KG (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated November 14, 2005 (file no.333-30332)).

10.13.1	Amendment No. 1 to Stock Purchase Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAPCO GmbH & Co. KG (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated February 14, 2006 (file no.333-30332)).

14	Code of Ethics for principal executive officer and senior financial officers (incorporated herein by reference to Exhibit 14 of Form 10-K for the year ended December 31, 2003 (file no. 333-30332)).

21.1	Subsidiaries of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 of Form S-4 (file no. 333-30332)).

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99	Published report regarding the demutualization vote by Security holders on June 20, 2000 (incorporated herein by reference to Exhibit 99 of Form 10-K for the year 2000 (file no. 333-30332)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2006

NYMEX Holdings, Inc.

By:	/S/ MITCHELL STEINHAUSE
Mitchell Steinhause
Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of NYMEX Holdings, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL STEINHAUSE Mitchell Steinhause	Chairman and Chief Executive Officer	March 7, 2006

/s/ RICHARD SCHAEFFER Richard Schaeffer	Vice Chairman	March 7, 2006

/s/ KEVIN MCDONNELL Kevin McDonnell	Director, Treasurer	March 7, 2006

/s/ GARY RIZZI Gary Rizzi	Director, Corporate Secretary	March 7, 2006

/s/ STEPHEN ARDIZZONE Stephen Ardizzone	Director	March 7, 2006

/s/ ERIC BOLLING Eric Bolling	Director	March 7, 2006

/s/ JOEL FABER Joel Faber	Director	March 7, 2006

/s/ MELVYN FALIS Melvyn Falis	Director	March 7, 2006

/s/ STEPHEN FORMAN Stephen Forman	Director	March 7, 2006

/s/ HOWARD GABLER Howard Gabler	Director	March 7, 2006

/s/ KENNETH GARLAND Kenneth Garland	Director	March 7, 2006

Signature	Title	Date

/s/ ANTHONY GEORGE GERO Anthony George Gero	Director	March 7, 2006

/s/ HARVEY GRALLA Harvey Gralla	Director	March 7, 2006

/s/ DAVID GREENBERG David Greenberg	Director	March 7, 2006

/s/ E. BULKELEY GRISWOLD E. Bulkeley Griswold	Director	March 7, 2006

/s/ JESSE B. HARTE Jesse B. Harte	Director	March 7, 2006

/s/ SCOTT HESS Scott Hess	Director	March 7, 2006

/s/ STEVEN KARVELLAS Steven Karvellas	Director	March 7, 2006

/s/ DAVID LAZARUS David Lazarus	Director	March 7, 2006

/s/ HARLEY LIPPMAN Harley Lippman	Director	March 7, 2006

/s/ MICHAEL MCCALLION Michael McCallion	Director	March 7, 2006

/s/ JOHN MCNAMARA John McNamara	Director	March 7, 2006

/s/ STANLEY MEIERFELD Stanley Meierfeld	Director	March 7, 2006

/s/ ROBERT STEELE Robert Steele	Director	March 7, 2006

/s/ JAMES E. NEWSOME James E. Newsome	President	March 7, 2006

/s/ KENNETH D. SHIFRIN Kenneth D. Shifrin	Senior Vice President and Acting Chief Financial Officer	March 7, 2006

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

ITEM 15(A)	(1). FINANCIAL STATEMENTS

All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item 15(a) (1) — Consolidated Financial Statements.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To Our Stockholders:

Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon our estimates and assumptions, as required. The consolidated financial statements for the year ended December 31, 2005 have been audited by our independent registered public accounting firm, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors are valid and appropriate.

Management maintains a system of internal accounting controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee currently consists of the five Public Directors of the Board. One of the Public Directors serves as chairman of the committee. The Audit Committee meets several times each year with representatives of management, including the Chief Financial Officer, the Vice President of Internal Audit and the independent auditors to review the financial reporting process and controls in place to safeguard assets. Both our independent auditors and internal auditor have unrestricted access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors or fraud, we believe our controls as of December 31, 2005 provide reasonable assurance that the consolidated financial statements are reliable and that our assets are reasonably safeguarded.

/s/ MITCHELL STEINHAUSE
Chairman of the Board

/s/ JAMES E. NEWSOME
President

/s/ KENNETH D. SHIFRIN
Senior Vice President of Finance Acting Chief Financial Officer

Date: March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMEX Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

New York, New York

March 7, 2006

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$35,664	$3,084
Collateral from securities lending program	2,314,618	—
Securities purchased under agreements to resell	6,900	19,324
Marketable securities, at market value	100,993	144,950
Clearing and transaction fees receivable, net of allowance for member credits	23,747	17,309
Prepaid expenses	5,768	3,896
Deferred tax assets	1,748	2,590
Margin deposits and guaranty funds	92,555	34,825
Other current assets	7,129	6,704

Total current assets	2,589,122	232,682
Property and equipment, net	190,036	194,719
Goodwill	16,329	16,329
Other assets	13,260	10,920

Total assets	$2,808,747	$454,650

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$17,627	$15,236
Accrued salaries and related liabilities	9,893	5,015
Payable under securities lending program	2,314,618	—
Margin deposits and guaranty funds	92,555	34,825
Income tax payable	5,250	11,283
Other current liabilities	36,281	31,941

Total current liabilities	2,476,224	98,300
Grant for building construction deferred credit	108,311	110,455
Long-term debt	83,098	85,915
Retirement obligation	12,121	11,622
Deferred income taxes	2,098	1,997
Other liabilities	17,113	19,579

Total liabilities	2,698,965	327,868

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, at $0.01 par value, 816 shares authorized, issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	69,631	93,312
Retained earnings	39,479	33,470
Accumulated other comprehensive income	672	—

Total stockholders’ equity	109,782	126,782

Total liabilities and stockholders’ equity	$2,808,747	$454,650

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Clearing and transaction fees	$277,632	$193,295	$139,731
Market data fees	44,533	32,605	31,700
Other, net	11,943	11,532	12,737
Investment income, net	8,895	3,893	3,929
Interest income from securities lending, net	3,558	—	—

Total revenues	346,561	241,325	188,097

Expenses
Salaries and employee benefits	62,419	57,357	54,401
Occupancy and equipment	28,482	26,383	26,664
Depreciation and amortization, net of deferred credit amortization	15,221	21,795	24,679
General and administrative	52,565	32,372	23,314
Professional services	27,379	26,544	17,427
Telecommunications	6,929	6,056	5,934
Marketing	5,207	2,490	2,080
Other expenses	9,909	8,352	8,080
Interest expense	6,852	7,039	7,237
Asset impairment and disposition losses	597	5,351	2,340

Total expenses	215,560	193,739	172,156

Income before provision for income taxes	131,001	47,586	15,941
Provision for income taxes	59,873	20,219	7,061

Net income	$71,128	$27,367	$8,880

Weighted average common shares outstanding, basic and diluted	816	816	816

Basic and diluted earnings per share	$87,167	$33,538	$10,882

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

	Common stock
	Shares	Amount
Balances at December 31, 2002	816	$—	$93,312	$8,223	$—	$101,535
Net income	—	—	—	8,880	—	8,880
Dividends declared: Common stock, $6,127/share	—	—	—	(5,000)	—	(5,000)

Balances at December 31, 2003	816	—	93,312	12,103	—	105,415
Net income	—	—	—	27,367	—	27,367
Dividends declared: Common stock, $7,353/share	—	—	—	(6,000)	—	(6,000)

Balances at December 31, 2004	816	—	93,312	33,470	—	126,782

Net income	—	—	—	71,128	—	71,128
Unrealized gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	672	672

Comprehensive income						71,800

Dividends declared: Common stock, $108,824/share	—	—	(23,681)	(65,119)	—	(88,800)

Balances at December 31, 2005	816	$—	$69,631	$39,479	$672	$109,782

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$71,128	$27,367	$8,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,489	23,062	26,187
Amortization of intangibles	876	878	637
Deferred grant credits	(2,644)	(2,645)	(2,645)
Deferred rental income	(675)	(1,238)	—
Deferred rent expense	(232)	90	399
Deferred income taxes	373	(2,420)	(4,562)
Asset impairment and disposition loss	597	5,351	2,340
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(6,438)	(4,032)	607
Prepaid expenses	(1,872)	219	(520)
Margin deposits and guaranty fund assets	(57,730)	62,413	(21,911)
Other current assets	(425)	2,255	(1,771)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	2,391	4,463	(5,263)
Accrued salaries and related liabilities	4,878	723	(1,319)
Margin deposits and guaranty fund liabilities	57,730	(62,413)	21,911
Income tax payable	(6,033)	919	6,029
Other current liabilities	4,240	12,512	1,237
Other liabilities	(1,059)	1,378	(1,020)
Retirement obligation	499	(107)	692

Net cash provided by operating activities	82,093	68,775	29,908

Cash flows from investing activities
(Increase) in collateral from securities lending program	(2,314,618)	—	—
(Increase) decrease in securities purchased under agreements to resell	12,424	25,726	(4,290)
(Increase) decrease in marketable securities	43,957	(80,065)	2,091
Capital expenditures	(12,403)	(6,639)	(13,446)
Acquisition, net of cash acquired	—	—	(3,000)
(Increase) decrease in other assets	(1,974)	1,341	(195)

Net cash used in investing activities	(2,272,614)	(59,637)	(18,840)

Cash flows from financing activities
Increase in obligation to return collateral under securities lending program	2,314,618	—	—
Dividends paid	(88,700)	(5,000)	(7,500)
Principal payments under long-term debt agreements	(2,817)	(2,817)	(2,819)

Net cash provided by (used in) financing activities	2,223,101	(7,817)	(10,319)

Net increase in cash and cash equivalents	32,580	1,321	749
Cash and cash equivalents, beginning of period	3,084	1,763	1,014

Cash and cash equivalents, end of period	$35,664	$3,084	$1,763

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be referred to as the “Exchange.” When discussing NYMEX Holdings together with its subsidiaries, reference is being made to the “Company.”

In August 2004, NYMEX Europe Exchange Holdings Limited (“Europe Holdings”) was established as a private limited company incorporated under the laws of England and Wales and is a wholly-owned subsidiary of NYMEX Holdings. In March 2005, NYMEX Europe Limited (“Europe Limited”) was incorporated under the laws of England and Wales as an operating and wholly-owned subsidiary of Europe Holdings. Where appropriate, each European subsidiary will be discussed separately, and collectively will be referred to as the “Europe Exchange.” Europe Exchange is an independent UK-based exchange which provides an open-outcry and electronic trading facility in London, England. All trades executed on Europe Exchange are cleared through the Company’s clearinghouse in New York. Europe Exchange commenced operations in September 2005.

In June 2005, the Company and Tatweer Dubai LLC, a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”), which is jointly owned by the Company and Tatweer Dubai LLC, was incorporated as a limited company under the laws of Bermuda. DME Holdings is the sole owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. It is expected that the DME will initially offer sour crude and fuel oil products for trading. The DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company anticipates that the DME will commence trading in 2006.

The Company exists principally to provide facilities to buy, sell and clear energy and precious and base metals commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed off-Exchange in the over-the-counter (“OTC”) market. These services facilitate price discovery, hedging and liquidity in the energy and metals markets. The Company believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Company’s clearinghouse mitigates counterparty performance risk. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. To manage the risk of financial nonperformance, the Exchange requires members to post margin. Trading on the Exchange is regulated by the Commodity Futures Trading Commission. Trading on the Europe Exchange is regulated by the UK’s Financial Services Authority.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. All

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

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

Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are carried at contract value, as specified in the agreements. The market value of securities purchased under agreements to resell is monitored by the Company and additional collateral is obtained as necessary to protect against credit exposure. At December 31, 2005 and 2004, U.S. government securities held in a segregated account by a U.S. money-center bank collateralized the securities purchased under agreements to resell.

Marketable Securities

The Company invests primarily in high-grade tax-exempt municipal bonds, direct obligations of the U.S. government and its agencies and money market mutual funds. The Company classifies its investments in debt and equities as either trading or available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such classification at each balance sheet date.

Trading securities are carried at fair value based on quoted market prices. Unrealized gains and losses are recorded in investment income, net on the consolidated statements of income. Realized gains and losses from the sales of marketable securities are determined on a specific identification basis.

Available-for-sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are recorded, net of income taxes, in accumulated other comprehensive income on the consolidated balance sheets. Realized gains and losses are recorded in investment income, net on the consolidated statements of income.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of the COMEX Division. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which states that goodwill must be tested for impairment on an annual basis. Prior to 2002, goodwill was being amortized on a straight-line basis over a period of 15 years. The Company completed its impairment testing for the years ended December 31, 2005, 2004 and 2003, and determined that there were no impairment losses related to goodwill for any of the periods presented. The measurement of possible impairment is based on the most

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recent sales of COMEX Division membership interests. COMEX Division membership interests, or “seats”, are purchased from existing COMEX Division members at prevailing market prices. These prices are established through a bid-and-ask system.

Revenue Recognition

Clearing and Transaction Revenue

The largest sources of the Company’s operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are effectuated. Clearing and transaction fees receivable are monies due from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm’s financial condition. Seats owned by NYMEX Division and COMEX Division members collateralize fees owed to the Company. At December 31, 2005 and 2004, no clearing and transaction fees receivable balance was greater than the member’s seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member’s seat in order to satisfy its receivable.

The Company has various discretionary rebate and cost reduction programs to reduce operating costs of certain market participants. In addition, during 2003, the Company maintained, on a discretionary basis, a proprietary fee reduction program pursuant to which certain clearing fees of NYMEX Division members were substantially reduced. Clearing and transaction fees were reduced by $14.0 million in 2003 as a result of this program. This program was eliminated effective January 1, 2004.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per Share

The Company has only one type of earnings per share calculation, basic earnings per share. In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share are based on the weighted-average number of common shares outstanding in each year. There are no common stock equivalents and, thus, no dilution of earnings per share. Earnings per share were $87,167, $33,538 and $10,882 in 2005, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements and Changes

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This statement replaces Accounting Principles Board No. 20, Accounting Changes (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period in which the change occurred. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will evaluate the application of SFAS No. 154, however, management does not currently believe adoption will have a material impact on the Company’s results of operations and financial position.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities to be written down to their impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005. The Company will evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, however, management does not currently believe adoption will have a material impact on the Company’s results of operations and financial position.

NOTE 2. SECURITIES LENDING

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. The fee paid to JPMorgan is recorded in general and administrative expenses on the Company’s consolidated statements of income. At December 31, 2005, the fair value of the securities on loan was approximately $2.3 billion. Interest income and interest expense recognized under the securities lending program was $68.8 million and $65.2 million, respectively.

NOTE 3. COLLATERALIZATION

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At December 31, 2005 and 2004, the Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at December 31, 2005 and 2004 was $6.9 million and $19.3 million, respectively.

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDITS

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $385,000 and $256,000 at December 31, 2005 and 2004, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This allowance was $78,000 and $121,000 at December 31, 2005 and 2004, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At December 31, 2005, the combined amounts due from customers with the ten highest receivable balances represented 89% of the total accounts receivable balance. Accounts receivable for market data revenues are included in other current assets on the Company’s consolidated balance sheets.

The Company has established a reserve for non-collectible receivables of other revenues in the amount of $512,000 and $665,000 at December 31, 2005 and 2004, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s consolidated balance sheets.

NOTE 5. MARGIN DEPOSITS AND GUARANTY FUNDS

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at December 31, 2005 and 2004 (in thousands):

	December 31, 2005			December 31, 2004
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$14	$—	$14	$521	$54	$575
Securities held for resale	88,031	4,510	92,541	31,950	2,300	34,250

Total cash and securities	88,045	4,510	92,555	32,471	2,354	34,825

Cash and securities earning interest for members
Money market funds	4,535,750	—	4,535,750	2,914,820	—	2,914,820
U.S. Treasuries	11,513,902	142,866	11,656,768	7,322,495	148,026	7,470,521
Letters of credit	2,091,909	—	2,091,909	511,002	—	511,002

Total cash and securities	18,141,561	142,866	18,284,427	10,748,317	148,026	10,896,343

Total funds	$18,229,606	$147,376	$18,376,982	$10,780,788	$150,380	$10,931,168

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Buildings and improvements	$185,214	$186,645
Information systems equipment	18,250	51,324
Office furniture, fixtures, machinery and equipment	27,742	36,907
Internally developed software	1,310	11,563
Leasehold improvements	15,018	13,522
Construction in progress	252	—

	247,786	299,961
Less: accumulated depreciation and amortization	(57,750)	(105,242)

	$190,036	$194,719

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $15.2 million, $21.8 million and $24.7 million, respectively. Depreciation and amortization expense is recorded net of amortization of the deferred credit related to the grant for the building of $2.1 million for each year. Amortization of leasehold improvements is included in depreciation and amortization expense in the consolidated statements of income.

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

The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete. Asset impairment and disposal losses for the years ended December 31, 2005, 2004 and 2003 were $0.6 million, $5.4 million and $2.3 million, respectively.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. LONG-TERM DEBT

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

	December 31,
	2005	2004
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$16,915	$19,732
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	85,915	88,732
Less current maturities	(2,817)	(2,817)

Total long-term debt	$83,098	$85,915

Notes payable that become due during the next five years are as follows:

2006	$2,817
2007	$2,817
2008	$2,817
2009	$2,817
2010	$2,817

NOTE 8. MEMBERS’ RETIREMENT PLAN AND BENEFITS

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX merger agreement, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan by $800,000 in each of the years ended December 31, 2005, 2004 and 2003. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Corporate contributions are charged against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMEX MRRP began in the second quarter of 2002. Subject to the foregoing, the Board of Directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NOTE 9. JOINT VENTURE

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46) and its amendment FIN 46(R) (revised December 2003) provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this guidance. A variable interest entity is required to be consolidated if the Company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. An entity that consolidates a variable interest entity is called the primary beneficiary.

As disclosed in Note 1 to the consolidated financial statements, the Company has entered into a joint venture agreement with Tatweer Dubai LLC to form DME Holdings. The Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company’s maximum exposure to a loss from the joint venture is limited to its capital investment, which at December 31, 2005 was approximately $1.9 million. During 2005, the Company contributed $2.5 million to the joint venture which it accounts for under the equity method. This investment was reduced by a loss incurred in 2005 of approximately $0.6 million, which is recorded in other expenses on the consolidated statements of income. Although the Company believes that DME Holdings is a variable interest entity, it does not believe that it is the primary beneficiary and, therefore, did not consolidate DME Holdings in its results of operations.

NOTE 10. DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Plan member. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 40% after two full years of service, and then 20% per year until fully vested at 100% after five years of service. The Company’s total contributions to the Plan were $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 11. DEFERRED COMPENSATION

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At December 31, 2005 and 2004, deferred compensation amounted to $1.9 million and $2.2 million, respectively, and is included in accrued salaries and related liabilities in the consolidated balance sheets.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s consolidated financial statements:

	December 31,
	2005	2004
	(in thousands)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$6,257	$4,366
Service costs	409	317
Interest costs	426	331
Actuarial (gain) loss	1,450	1,555
Adjustment for prior years’ overstatement	—	—
Benefits paid	(367)	(312)

Accumulated postretirement benefit obligation, end of year	$8,175	$6,257

Funded status:
Accumulated postretirement benefit obligation, end of year	$8,175	$6,257
Unrecognized transition obligation	—	—
Unrecognized prior service cost	461	518
Unrecognized net gain (loss)	(2,365)	(1,007)

Accrued postretirement benefit cost, end of year	$6,271	$5,768

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic postretirement benefit cost consists of the following:

	December 31,
	2005	2004	2003
	(in thousands)
Service costs	$409	$317	$220
Interest costs	426	331	246
Amortization of transition obligation	—	—	—
Amortization of prior service costs	(57)	(57)	(57)
Amortization of net (gain) loss	92	11	(23)

Net periodic postretirement benefit cost	870	602	386
Adjustment for prior years’ overstatement	—	—	(1,102)

Total net period postretirement benefit cost	$870	$602	$(716)

Assumptions:
Discount rate	5.75%	5.75%	6.00%
Health care cost trend rate	9.00%	10.00%	8.50%

The health care cost trend rate is assumed to decrease gradually to 5.25% by 2010 and remain level thereafter.

The following table presents the estimated future net benefit payments:

Fiscal Year	Net Benefit Payments
(in thousands)
2006	$379
2007	$406
2008	$412
2009	$414
2010	$432
2011 - 2015	$2,365

The following shows the impact of a 1% change in the trend rate:

	2005
	1% Increase	1% Decrease
	(in thousands)
Effect on total of service and interest costs	$11	$(12)
Effect on accumulated postretirement benefit obligation	$91	$(104)

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

NOTE 13. DEFERRED CREDITS

In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”, formerly known as the New

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14. POSTEMPLOYMENT BENEFITS

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at December 31, 2005 and December 31, 2004 were $0.9 million.

NOTE 15. INCOME TAXES

The provision for income taxes in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, respectively, consisted of the following:

	2005	2004	2003
	(in thousands)
Current:
Federal	$38,056	$14,619	$8,426
State and local	21,588	8,238	3,795

Total	59,644	22,857	12,221

Deferred:
Federal	156	(1,760)	(4,095)
State and local	73	(878)	(1,065)

Total	229	(2,638)	(5,160)

Total provision	$59,873	$20,219	$7,061

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before the provision for income taxes is as follows:

	2005	2004	2003
Statutory U.S. federal tax rate	35.0%	35.0%	34.0%
State and local taxes, net of federal benefit	10.6	10.3	11.4
Change in estimate	—	—	3.1
Tax-exempt income	(1.0)	(1.6)	(6.0)
Valuation allowance	—	(1.5)	0.6
Other, net	1.1	0.3	1.2

Effective tax rate	45.7%	42.5%	44.3%

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, the components of net deferred tax assets (liabilities) were as follows:

	2005	2004
	(in thousands)
Current
Assets:
Accrued expenses	$1,346	$2,723
Other	516	27

Total	1,862	2,750

Liabilities:
Unrealized gains on marketable securities	—	—
Other	114	160

Total	114	160

Total current net deferred tax assets	$1,748	$2,590

Noncurrent
Assets:
Postretirement benefits	$3,308	$2,943
Deferred compensation	885	878
COMEX MRRP	2,757	2,820
COMEX MRRP contribution and earnings	3,164	2,417
Demutualization costs	—	345
Federal net operating loss carryforwards	344	318
Charitable contributions carryforward	—	955
Amortization	1,308	—
Other	908	840

Total	12,674	11,516
Less valuation allowance	(812)	(821)

Total noncurrent deferred tax assets	11,862	10,695

Liabilities:
Depreciation and amortization	13,032	12,373
Capitalization of software	358	319
Unrealized gains on marketable securities	570	—

Total noncurrent deferred tax liabilities	13,960	12,692

Total net noncurrent deferred tax liabilities	$(2,098)	$(1,997)

Management has determined that the realization of the recognized gross deferred tax asset of $13.7 million at December 31, 2005 is more likely than not, based on taxable temporary differences and anticipated future taxable income. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced.

The Company maintained valuation allowances of $0.8 million in 2005 and 2004, in accordance with the provisions of SFAS No. 109. The allowances were established due to the uncertainty of realizing certain tax carryforwards.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2005, 2004 and 2003, respectively, are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Cash paid for:
Interest	$72,085	$7,048	$7,258

Income taxes	$65,530	$21,720	$5,595

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$1,242	$—	$—

Purchase of assets under capital lease obligation	$—	$955	$—

NOTE 17. ACQUISITION

On March 31, 2003, the Company acquired the assets and assumed certain liabilities of TradinGear.com (“TradinGear”), a Delaware limited liability company. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price was $3,000,000 in cash. The Company considered, among other things, the value of software it had been licensing from TradinGear as well as the potential additional revenue generated from TradinGear’s customer contracts in determining the consideration furnished for TradinGear’s assets.

NOTE 18. SEGMENT REPORTING

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. In addition, Open Outcry includes the trading and clearing of Europe Limited futures contracts on the trading floor of the Company’s London subsidiary, which opened during the third quarter of 2005. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing. The Corporate/Other column represents income earned on the Company’s investments net of fees, fees incurred on its securities lending activities and interest expense incurred on its obligations. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses (excluding interest, securities lending fees and losses from the DME joint venture) are allocated based on the proportion of total revenues attributed to each segment. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to these business segments is set forth below (in thousands):

	Year Ended December 31, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total revenues	$216,212	$117,896	$12,453	$346,561
Depreciation and amortization	9,850	5,371	—	15,221
Other operating expenses	124,255	67,754	8,330	200,339

Income before provision for income taxes	82,107	44,771	4,123	131,001
Provision for income taxes	37,529	20,460	1,884	59,873

Net income	$44,578	$24,311	$2,239	$71,128

	Year Ended December 31, 2004
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total revenues	$180,022	$57,410	$3,893	$241,325
Depreciation and amortization	16,525	5,270	—	21,795
Other operating expenses	125,032	39,873	7,039	171,944

Income (loss) before provision (benefit) for income taxes	38,465	12,267	(3,146)	47,586
Provision (benefit) for income taxes	16,343	5,213	(1,337)	20,219

Net income (loss)	$22,122	$7,054	$(1,809)	$27,367

	Year Ended December 31, 2003
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total revenues	$153,557	$30,611	$3,929	$188,097
Depreciation and amortization	20,577	4,102	—	24,679
Other operating expenses	116,930	23,310	7,237	147,477

Income (loss) before provision
(benefit) for income taxes	16,050	3,199	(3,308)	15,941
Provision (benefit) for income taxes	7,109	1,417	(1,465)	7,061

Net income (loss)	$8,941	$1,782	$(1,843)	$8,880

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

NOTE 19. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of December 31, 2005. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however,

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal should be argued in the second quarter of 2006. This case is ongoing.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts. A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of December 31, 2005, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	6,626	6,416	6,205	5,994	5,783	41,786	72,810
Operating leases - facilities	4,203	4,040	4,017	4,045	3,880	7,712	27,897
Operating leases - equipment	1,969	1,228	729	33	—	—	3,959
Capital lease	327	—	—	—	—	—	327
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$16,742	$15,301	$14,568	$13,689	$13,280	$128,331	$201,911

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2006 through 2069. For the years ended December 31, 2005, 2004 and 2003, rental expense for facilities and the land lease amounted to $3.8 million, $2.7 million and $4.0 million, respectively. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. Rents collected from these leases were $8.2 million, $8.5 million and $7.3 million during 2005, 2004 and 2003, respectively, and are recorded in other revenue on the consolidated statements of income. Future minimum rental income for the years 2006 through 2010 are as follows:

(in thousands)
2006	$8,095
2007	7,521
2008	5,640
2009	4,764
2010	4,484

Total	$30,504

In 1994, the Company entered into a Letter of Intent with Battery Park City Authority (“BPCA”), the EDC and the ESDC to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, the EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. The Company is liable for liquidated damages on a declining scale, with an initial maximum of up to $75.0 million, if it violates terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy, July 7, 1997.

In May 1995, the Company signed a ground lease (expiring June 2069) with BPCA for the site where it constructed its headquarters and trading facility. The lease establishes payments in lieu of taxes (“PILOTs”) due to New York City, as follows: for the trading portion of the facility, PILOTs are entirely abated for the first 20

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years after occupancy; for the office portion of the facility, PILOTs are entirely abated for one year after occupancy, at a percentage of assessment (ranging from 25% to 92.5%) for the next 10 years and, thereafter, at an amount equal to assessment. Sub-let space is not eligible for abatements.

In 2002, the Company entered into an agreement and received a $5.0 million grant from ESDC. This agreement requires the Company to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, over time.

The Company and the Board of Trade of the City of New York, Inc. (“NYBOT”) entered into a lease agreement that became effective on November 20, 2002. In accordance with this lease agreement, NYBOT is leasing approximately 13,000 square feet on the COMEX Division trading floor and approximately 45,000 square feet of office space for a ten-year term. The rent commencement date for the trading floor space and office space was July 1, 2003 and May 20, 2003, respectively.

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. On September 6, 2005, the first contribution of $2.5 million was made.

Financial Guarantees

The Company adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN No. 45”), effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At December 31, 2005, there were total seat loan balances of $8.7 million and securities pledged against the seat loan balances of $10.3 million.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

There were no events of default during 2005, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

NOTE 20. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The following are descriptions of material transactions involving the Company and its Board of Directors and officers:

Vincent Viola, the Chairman of the Board of the Company until March 16, 2004, was the sole shareholder of Pioneer Futures, Inc. (“Pioneer”), which was one of the largest clearing members with whom the Company conducted business. Pioneer terminated its clearing member firm privileges with the Company in September 2004. For the period ended March 31, 2004 (the period covering Mr. Viola’s tenure as Chairman), approximately $2.4 million in revenue was derived from Pioneer from clearing and transaction fees and approximately $164,000 was derived from rental income. For the year ended December 31, 2003, revenue of approximately $9.2 million from clearing and transaction fees and approximately $0.7 million from rental income were earned from Pioneer. On March 17, 2004, Mr. Viola entered into an advisor services agreement with the Company that was terminated on September 27, 2005.

Sterling Commodities Corp. (“Sterling”), of which David Greenberg, a director of the Company, is the President, currently leases space from the Company at its corporate headquarters facility. The lease expires on November 30, 2007. The aggregate amount of rent collected from Sterling during 2005, 2004 and 2003 was approximately $257,000, $238,000 and $242,000, respectively. Clearing and transaction fees earned from Sterling in 2005, 2004 and 2003 were approximately $2.8 million, $1.9 million and $1.6 million, respectively.

ABN AMRO, Inc. (“ABN AMRO”), by which Richard Schaeffer, the Vice Chairman of the Company, is employed as Executive Director of Global Energy Futures, currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from ABN AMRO during 2005, 2004 and 2003 was approximately $307,000, $268,000 and $72,000, respectively.

Stanley Meierfeld, a Director of the Company, is a Managing Director of the Geldermann division of FC Stone, LLC. FC Stone, LLC currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from FC Stone, LLC during 2005 was approximately $436,000.

Kevin McDonnell, a director of the Company, was selected by Europe Limited to be a market maker for its NYMEX Brent Crude contract which was launched on the Europe Limited trading floor during 2005. Mr. McDonnell was compensated an amount of approximately $714,000 for his services.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zone Energy Group, Inc. (“Zone Energy”), of which Mr. Ardizzone, a director of the Company, is an executive officer and principal owner, was selected by the Company to be a market maker for NYMEX Brent Crude contract at its Dublin branch during 2005. Zone Energy was compensated an aggregate amount of approximately $698,000 for their services. In addition, Zone Energy currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from Zone Energy during 2005 was approximately $65,000.

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

The Company had invested assets segregated for the benefit of the COMEX Members’ Recognition and Retention Plan (the “COMEX MRRP”) of $12.8 million and $11.6 million at December 31, 2005 and 2004, respectively, in a portfolio of fixed income securities managed by Legg Mason Wood Walker, Inc., a securities firm of which Anthony George Gero, a director of the Company, was a senior investment officer up until December 2, 2005. Mr. Gero is currently a Senior Vice President of RBC Dain Rauscher and a Vice President of Global Futures at RBC Capital Markets Global Futures. On March 1, 2006, the Company’s Board of Directors authorized the transfer of the COMEX MRRP funds into a portfolio of fixed income securities to be managed by RBC Dain Rauscher.

The Company has provided financial guarantees and pledged collateral relating to a membership seat financing program with one of its banks, Brown Brothers Harriman & Co. Pursuant to this program, the participating member remains primarily liable for the loan that is used to purchase a membership seat and corresponding share of common stock in the Company. The Company guarantees the unpaid balance owed by each participating member, and the Company has the right to liquidate the membership seat and corresponding share of common stock if such member defaults on the loan. As of December 31, 2005, none of the directors and/or their immediate family members had a loan balance relating to this program. As of December 31, 2004, the following directors and/or their immediate family member had loan balances relating to this program in excess of $60,000: James McNamara, brother of John L. McNamara, a director of the Company, in the amount of $79,600.

The following table below reflects the member loan balances outstanding and collateral held by the Company on behalf of Exchange members participating in the seat financing program at December 31, (in thousands):

	2005	2004
Loan balance outstanding	$8,731	$7,125
Collateral on deposit	$10,303	$8,408

NOTE 21. PARENT COMPANY ONLY INFORMATION

The only assets of NYMEX Holdings, Inc., the registrant, are its investments in its wholly-owned subsidiaries, which totaled $109.8 million and $126.8 million at December 31, 2005 and 2004, respectively. The registrant has only one liability, dividends payable to shareholders, which were $3.6 million and $3.5 million at December 31, 2005 and 2004, respectively. Net income from these investments on the equity basis of accounting amounted to

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$71.1 million, $27.4 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Other than the dividends payable to shareholders, the registrant has no liabilities, material contingencies or guarantees. During 2005, the registrant received no cash dividends from any of its subsidiaries.

NOTE 22. SUBSEQUENT EVENT

On January 11, 2006, the Board of Directors of the Company voted to declare and distribute a special cash dividend of $30 million to stockholders of record as of January 21, 2006. On January 23, 2006, each of the stockholders as of the record date was paid $36,765 per share of the Company’s common stock.

NOTE 23. QUARTERLY FINANCIAL DATA (unaudited) (in thousands, except per share data)

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	40,116	45,808	52,112	46,403
COMEX Division	7,326	7,449	7,695	8,301

Total	47,442	53,257	59,807	54,704

Summarized financial data
Operating revenues	$72,680	$82,503	$97,903	$93,475
Operating expenses	50,106	54,089	56,278	55,087

Income before provision for income taxes	22,574	28,414	41,625	38,388
Provision for income taxes	10,152	12,787	19,200	17,734

Net income	$12,422	$15,627	$22,425	$20,654

Basic and diluted earnings per share	$15,223	$19,151	$27,482	$25,311

Common stock prices
High	$1,900	$2,500	$2,850	$3,775
Low	$1,760	$2,475	$2,600	$3,000

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	30,443	33,667	36,862	38,071
COMEX Division	8,213	7,696	6,794	7,740

Total	38,656	41,363	43,656	45,811

Summarized financial data
Operating revenues	$54,537	$55,575	$63,762	$67,451
Operating expenses	43,465	45,883	53,742	50,649

Income before provision for income taxes	11,072	9,692	10,020	16,802
Provision for income taxes	4,830	4,370	4,437	6,582

Net income	$6,242	$5,322	$5,583	$10,220

Basic and diluted earnings per share	$7,650	$6,522	$6,842	$12,525

Common stock prices
High	$1,550	$1,650	$1,650	$2,000
Low	$1,550	$1,650	$1,650	$1,745