Form 10-Q
period 2006-03-31
NYMEX HOLDINGS INC
filed 2006-05-15
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 333-30332

NYMEX Holdings, Inc.

Delaware	13-4098266
(State of Incorporation)	(I.R.S. Employer Identification Number)

One North End Avenue

World Financial Center

New York, New York 10282-1101

(212) 299-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 73,440,000 shares of the registrant’s $0.01 par value common stock were outstanding at May 12, 2006.

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (Unaudited)	1

	Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	2

	Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended March 31, 2006 (Unaudited) and for the year ended December 31, 2005	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	4

	Notes to the Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	35

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

	Signatures	39

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except for share data)
Revenues
Clearing and transaction fees	$92,420	$58,415
Market data fees	15,382	11,049
Interest income from securities lending	27,242	6,944
Other, net	3,868	2,695
Investment income, net	1,460	89

Total revenues	140,372	79,192
Interest expense from securities lending	26,191	6,512

Net revenues	114,181	72,680

Expenses
Salaries and employee benefits	18,314	15,103
Occupancy and equipment	8,245	6,974
Depreciation and amortization, net of deferred credit amortization	3,334	4,146
General and administrative	12,446	9,083
Professional services	3,326	8,384
Telecommunications	1,678	1,736
Marketing	913	751
Other expenses	2,344	2,196
Interest expense	1,668	1,725
Asset impairment and disposition losses	200	8

Total expenses	52,468	50,106

Income before provision for income taxes	61,713	22,574
Provision for income taxes	28,080	10,152

Net income	$33,633	$12,422

Weighted average common shares outstanding, basic and diluted	16,321,000	816

Basic and diluted earnings per share	$2.03	$15,223

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2006	December 31, 2005
	(in thousands, except for share data)
Assets
Cash and cash equivalents	$17,754	$35,664
Collateral from securities lending program	2,286,456	2,314,618
Securities purchased under agreements to resell	3,720	6,900
Marketable securities, at market value	181,868	100,993
Clearing and transaction fees receivable, net of allowance for member credits	28,429	23,747
Prepaid expenses	4,244	5,768
Deferred tax assets	1,748	1,748
Margin deposits and guaranty funds	43,362	92,555
Other current assets	10,205	7,129

Total current assets	2,577,786	2,589,122

Property and equipment, net	190,577	190,036
Goodwill	16,329	16,329
Other assets	16,135	13,260

Total assets	$2,800,827	$2,808,747

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable and accrued liabilities	$31,335	$17,627
Accrued salaries and related liabilities	8,832	9,893
Payable under securities lending program	2,286,456	2,314,618
Margin deposits and guaranty funds	43,362	92,555
Income tax payable	28,870	5,250
Other current liabilities	72,517	36,281

Total current liabilities	2,471,372	2,476,224

Grant for building construction deferred credit	107,775	108,311
Long-term debt	83,098	83,098
Retirement obligation	11,944	12,121
Deferred income taxes	2,607	2,098
Other liabilities	16,909	17,113

Total liabilities	2,693,705	2,698,965

Commitments and contingencies

Cumulative redeemable convertible preferred stock, $0.01 par value; 8,160,000 shares authorized, issued and outstanding as of March 31, 2006—Note 8	153,579	—

Stockholders’ (deficit) equity—Note 9
Common stock, $0.01 par value; 816 shares authorized, issued and outstanding as of December 31, 2005	—	—
Common stock, $0.01 par value; 81,600,000 shares authorized as of March 31, 2006; 73,440,000 issued and outstanding as of March 31, 2006	734	—
Additional paid-in capital	—	69,631
Retained (deficit) earnings	(48,472)	39,479
Accumulated other comprehensive income, net of tax	1,281	672

Total stockholders’ (deficit) equity	(46,457)	109,782

Total liabilities and stockholders’ (deficit) equity	$2,800,827	$2,808,747

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount
	(in thousands, except for share data)
Balances at January 1, 2005	816	$—	$93,312	$33,470	$—	$126,782
Comprehensive income:

Net income	—	—	—	71,128	—	71,128
Unrealized gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	672	672

Total comprehensive income						71,800
Dividends declared:
Common stock, $108,824/share	—	—	(23,681)	(65,119)	—	(88,800)

Balances at December 31, 2005	816	$—	$69,631	$39,479	$672	$109,782
Dividends declared on January 11, 2006:
Common stock, $36,765/share	—	—	—	(30,000)	—	(30,000)
Comprehensive income:
Net income	—	—	—	33,633	—	33,633
Change in unrealized gain on available-for-sale securities, net of deferred income taxes of $509	—	—	—	—	609	609

Total comprehensive income						34,242
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Cumulative redeemable convertible preferred stock dividends and amortization of issue costs	—	—	—	(481)	—	(481)
Dividends declared on March 21, 2006:
Common stock, $2.18/share	—	—	(68,897)	(91,103)	—	(160,000)

Balances at March 31, 2006 (Unaudited)	73,440,000	$734	$—	$(48,472)	$1,281	$(46,457)

See accompanying notes to the unaudited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$33,633	$12,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,651	4,463
Amortization of intangibles	219	219
Deferred grant credits	(661)	(661)
Deferred rental income	(169)	(169)
Deferred rent expense	(50)	(41)
Deferred income taxes	—	—
Asset impairment and disposition loss	200	8
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(4,682)	(4,352)
Prepaid expenses	1,524	51
Margin deposits and guaranty fund assets	49,193	(255,456)
Other current assets	(3,076)	(159)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	13,708	1,662
Accrued salaries and related liabilities	(1,061)	1,770
Margin deposits and guaranty fund liabilities	(49,193)	255,456
Income tax payable	23,620	1,901
Other current liabilities	39,836	2,115
Other liabilities	140	(1,194)
Retirement obligation	(177)	(158)

Net cash provided by operating activities	106,655	17,877

Cash flows from investing activities
(Increase) decrease in collateral from securities lending program	28,162	(1,454,918)
(Increase) decrease in securities purchased under agreements to resell	3,180	(10,106)
(Increase) decrease in marketable securities	(80,875)	(277)
Capital expenditures	(4,392)	(2,328)
(Increase) decrease in other assets	(1,976)	74

Net cash used in investing activities	(55,901)	(1,467,555)

Cash flows from financing activities
Proceeds from issuance of preferred stock	160,000	—
Costs related to issuance of preferred stock	(6,902)	—
Increase in obligation to return collateral under securities lending program	(28,162)	1,454,918
Dividends paid	(193,600)	(3,500)

Net cash provided by (used in) financing activities	(68,664)	1,451,418

Net increase (decrease) in cash and cash equivalents	(17,910)	1,740
Cash and cash equivalents, beginning of period	35,664	3,084

Cash and cash equivalents, end of period	$17,754	$4,824

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

In June 2005, the Company and Tatweer Dubai LLC, a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”), which is jointly owned by the Company and Tatweer Dubai LLC, was incorporated as a limited company under the laws of Bermuda. DME Holdings is the sole owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. It is expected that the DME will initially offer sour crude and fuel oil products for trading. The DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company anticipates that the DME will commence trading in the fourth quarter of 2006.

In March 2006, the stockholders of the Company approved a stock purchase agreement (the “GA Agreement”) with General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GMBH & Co. KG (collectively “General Atlantic”) whereby General Atlantic acquired a 10% equity interest in NYMEX Holdings. The GA Agreement valued NYMEX Holdings’ equity at $1.6 billion, without giving effect to the value of the separate NYMEX Exchange trading rights. General Atlantic did not acquire any trading rights, all of which remained with the owners of Class A memberships in NYMEX Exchange.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the notes of the December 31, 2005 audited consolidated financial statements included in its Annual Report on Form 10-K.

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and Emerging Issues Task Force (“EITF”) Topic 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF 03-06 clarifies the use of the two-class method of calculating earnings per share as originally prescribed in SFAS No. 128 (see Note 10).

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the unaudited consolidated financial statements to conform to the current presentation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in Item 15(A) of NYMEX Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

2. Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. The fee paid to JPMorgan is recorded in general and administrative expenses on the Company’s consolidated statements of income. At March 31, 2006, the fair value of the securities on loan was approximately $2.3 billion.

3. Collateralization

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. At March 31, 2006, and December 31, 2005, the Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at March 31, 2006 and December 31, 2005 was $3.7 million and $6.9 million, respectively.

4. Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $473,000 and $385,000 at March 31,

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 and December 31, 2005, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This allowance was $59,000 and $78,000 at March 31, 2006 and December 31, 2005, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At March 31, 2006, the combined amounts due from vendors with the ten highest receivable balances represented 91% of the total accounts receivable balance. Accounts receivable for market data revenues are included in other current assets on the Company’s consolidated balance sheets.

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of other revenues in the amount of $568,000 and $512,000 at March 31, 2006 and December 31, 2005, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s consolidated balance sheets.

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

Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, per division, based upon such clearing member firm’s reported regulatory capital, in a fund known as a guaranty fund (the “Guaranty Fund”). The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. Although there is one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

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

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$8,043	$—	$8,043	$14	$—	$14
Securities held for resale	33,059	2,260	35,319	88,031	4,510	92,541

Total cash and securities	41,102	2,260	43,362	88,045	4,510	92,555

Cash and securities earning interest for members
Money market funds	5,032,700	—	5,032,700	4,535,750	—	4,535,750
U.S. Treasuries	10,029,874	150,061	10,179,935	11,513,902	142,866	11,656,768
Letters of credit	2,189,902	—	2,189,902	2,091,909	—	2,091,909

Total cash and securities	17,252,476	150,061	17,402,537	18,141,561	142,866	18,284,427

Total funds	$17,293,578	$152,321	$17,445,899	$18,229,606	$147,376	$18,376,982

6. Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At March 31, 2006 and December 31, 2005, the notes payable balance, including the current portion, was $85.9 million.

7. Stock Purchase Agreement

On March 13, 2006, a special meeting of the stockholders of the Company was held. At that time, the stockholders approved and adopted an amended and restated certificate of incorporation, amended and restated bylaws and a merger with NYMEX Merger Sub, Inc., a newly-formed Delaware corporation and a wholly-owned subsidiary of NYMEX Holdings (“Merger Sub”). These actions, along with the adoption of an amended and restated certificate of incorporation and amended and restated bylaws of NYMEX Exchange, revised NYMEX Holdings’ capital structure in order to sell equity to General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GMBH & Co. KG (collectively “General Atlantic”) pursuant to a previously-disclosed stock purchase agreement (as

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended, the “GA Agreement”). The GA Agreement valued NYMEX Holdings’ equity at $1.6 billion, without giving effect to the value of the separate NYMEX Exchange trading rights. General Atlantic did not acquire any trading rights, all of which remained with the owners of Class A memberships in NYMEX Exchange.

On March 14, 2006, pursuant to the terms and conditions of the GA Agreement, the Company issued and sold an aggregate of 8,160,000 shares of its newly-created Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to General Atlantic for an aggregate purchase price of $160 million in cash and an additional $10 million which will be paid on the closing date of an initial public offering if an initial public offering occurs in 2006 which values NYMEX Holdings’ equity at $2 billion or greater. The Preferred Stock represented 10% of NYMEX Holdings’ outstanding capital stock immediately following its issuance.

The Merger

To facilitate the GA Agreement, Merger Sub merged with and into NYMEX Holdings which was the surviving corporation. Merger Sub was formed solely for the purpose of effecting the merger and had no operating history and nominal assets, liabilities and capitalization.

NYMEX Holdings is the parent company of, and holds the sole outstanding Class B membership in, NYMEX Exchange. The Class B membership in NYMEX Exchange holds all voting and economic rights in NYMEX Exchange, except for the open outcry trading protections granted to the owners of Class A memberships in NYMEX Exchange. Class A memberships in NYMEX Exchange are trading rights but are not entitled to any voting or economic rights in NYMEX Exchange, except for the open outcry trading protections granted to the owners of Class A memberships in NYMEX Exchange. Previously, the common stock of NYMEX Holdings and the corresponding Class A membership interest in NYMEX Exchange were “stapled” together and, therefore, were only able to be transferred jointly. Upon consummation of the GA Agreement, the common stock of NYMEX Holdings was “de-stapled” from the Class A membership interests in NYMEX Exchange.

Conversion of Shares

Each of the original 816 shares of NYMEX Holdings common stock issued and outstanding immediately prior to the merger were automatically converted into the right to receive 90,000 shares of the common stock of NYMEX Holdings. The 90,000 shares were comprised of 30,000 shares of Series A-1 Common Stock; 30,000 shares of Series A-2 Common Stock; and 30,000 shares of Series A-3 Common Stock. Total authorized shares of common stock are 81,600,000 shares which consist of the 73,440,000 issued shares of Series A-1, Series A-2 and Series A-3 common stock and 8,160,000 shares reserved for issuance upon conversion of the Preferred Stock. Upon conversion, the Preferred Stock will no longer be outstanding or available for issuance. In addition, the sole share of common stock of Merger Sub held by NYMEX Holdings was cancelled.

Use of Proceeds

The gross proceeds from the GA Agreement were distributed to NYMEX Holdings’ stockholders in the form of an extraordinary cash distribution (the “Special Dividend”). Accordingly, each stockholder received approximately $196,078 per share on a pre-merger basis or approximately $2.18 per share on a post-merger basis. In the event that the additional $10 million is paid by General Atlantic on the closing date of an initial public offering, the $10 million will also be distributed in the form of an extraordinary cash distribution to NYMEX Holdings’ stockholders of record as of March 13, 2006, the day immediately prior to the closing of the GA Agreement (the “Additional Dividend”). Each such stockholder would receive approximately $12,255 per share on a pre-merger basis or approximately $0.14 per share on a post-merger basis. General Atlantic did not participate in the Special Dividend and will not participate in the Additional Dividend, if any.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Cumulative Redeemable Convertible Preferred Stock

Pursuant to the terms and conditions of the Preferred Stock:

•	the holders of the Preferred Stock are entitled to vote, on an as-if converted basis, on all matters entitled to be voted on by holders of shares of common stock voting together as a single class with the common stock;

•	so long as General Atlantic owns at least 80% of the number of shares of Preferred Stock initially acquired by it (including for purposes of this calculation the shares of NYMEX Holdings common stock issued or issuable upon conversion of the Preferred Stock), then (i) prior to an initial public offering, General Atlantic, voting as a separate class, will be entitled to designate and elect one director of NYMEX Holdings and NYMEX Exchange, and (ii) following an initial public offering, General Atlantic will be entitled to designate, and the Company’s board of directors will nominate and unanimously recommend that its stockholders elect, one director of NYMEX Holdings and NYMEX Exchange, and in each case, such individual must be a managing director of General Atlantic LLC. In addition, so long as General Atlantic owns at least 80% of the number of shares of Preferred Stock initially acquired by it (including for purposes of this calculation the shares of NYMEX Holdings common stock issued or issuable upon conversion of the Preferred Stock), then General Atlantic will be entitled to designate one non-voting observer to the boards of directors who must be reasonably acceptable to the Company. This right is particular to General Atlantic (or its affiliates) and is not transferable to any other person who purchases the Preferred Stock from General Atlantic, which may only occur subject to the transfer provisions described below;

•	the holders of Preferred Stock are entitled to receive, on an as-if converted basis, all dividends or other distributions made to the holders of shares of common stock, but the holders of Preferred Stock did not participate in the Special Dividend nor will they participate in the Additional Dividend, if any;

•	if the Company consummates an initial public offering on or prior to June 30, 2008, then no mandatory cash dividends will be payable or paid with respect to the shares of Preferred Stock;

•	if the Company has not consummated an initial public offering on or prior to June 30, 2008, all accrued and unpaid dividends from the closing date will be paid by the Company in cash, or at the option of the Company, by appropriately increasing the number of shares of common stock into which the Preferred Stock is convertible (the “Stock Election”), to the holders of the Preferred Stock no later than September 30, 2008, at an annual rate of 5.5%. In addition, at the end of each quarter following June 30, 2008, the Company will pay, in cash, dividends on the Preferred Stock at an annual rate of 5.5%;

•	if by the fifth anniversary of the closing of the GA Agreement the Company has not consummated an initial public offering or a sale, merger or other business combination, then the holders of the majority of the shares of the Preferred Stock will have the right to cause the Company to redeem all of the shares of Preferred Stock at the original purchase price, plus accrued and unpaid dividends. This redemption payment will be payable over three years with interest at the annual rate of 5%, although the Company would have the right to prepay it at any time with no prepayment penalty; and

•	prior to an initial public offering and so long as General Atlantic owns at least 80% of the number of shares of Preferred Stock initially acquired by it (including the shares of common stock issued or issuable upon conversion of the Preferred Stock), certain major actions may not be undertaken without the consent of General Atlantic, such as:

a. any sale, merger or other business combination of NYMEX Holdings which constitutes a change of control, unless (a) the consideration is cash or stock which is listed and freely tradable without restriction on the New York Stock Exchange or The NASDAQ Stock Market and (b) the aggregate proceeds to the holders of Preferred Stock are greater than $272,000,000 (which is 1.7 times General Atlantic’s original purchase price);

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b. the issuance of any shares of capital stock of NYMEX Holdings ranking senior or on parity with the Preferred Stock;

c. the creation, incurrence, issuance, assumption or guarantee of any indebtedness if the Company’s ratio of consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization, generally referred to as EBITDA, would exceed 2:1 on a pro forma basis;

d. any change in the size of the board of directors or any creation or change in the size of any committee of the board of directors;

e. any amendment, modification or restatement of (i) the terms of the Preferred Stock (whether by merger, consolidation, business combination or otherwise), (ii) the NYMEX Holdings certificate of incorporation, or (iii) the certificate of incorporation or bylaws of NYMEX Exchange, in the case of clauses (ii) or (iii), only in the event of an adverse affect on the rights, preferences, qualifications, limitations or restrictions of the Preferred Stock (whether by merger, consolidation, business combination or otherwise); and

f. the redemption of any shares of capital stock of NYMEX Holdings or any subsidiary or common stock equivalents.

•	each share of the Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for the Stock Election and in the event that NYMEX Holdings sells shares of stock prior to an initial public offering at a price less than that paid by General Atlantic. Additionally, upon the consummation of an initial public offering, all of the shares of Preferred Stock will automatically convert into an equivalent number of shares of common stock, subject to adjustment as described above. Once converted into common stock, such shares of Preferred Stock will no longer be outstanding or available for issuance; and

•	Upon the occurrence or consummation of one of the following events: a liquidation; a winding up; a dissolution; a sale; a merger or other business combination of NYMEX Holdings; or a sale of all or substantially all of its assets (an “Event”), holders of the Preferred Stock will be paid for each share of Preferred Stock held thereby, before any payment or distribution is made to any common stock or preferred stock that does not rank equally with or senior to the Preferred Stock. The amount shall be equal to the greater of (i) $160,000,000 for the 8,160,000 shares of the Preferred Stock plus accrued and unpaid dividends or (ii) the aggregate amount payable upon the occurrence of an Event with respect to the number of shares of common stock into which such share of Preferred Stock is convertible immediately prior to such an Event.

Transfer Restrictions

To avoid creating an accidental illiquid market in NYMEX Holdings’ common stock following the “de-stapling,” new restrictions were imposed upon the transfer of NYMEX Holdings’ common stock that will be in effect until an initial public offering is conducted. Currently, the shares of Series A-1, Series A-2 and Series A-3 Common Stock are transferable only to (i) an owner of one or more Class A memberships issued by NYMEX Exchange, (ii) an owner of one or more shares of NYMEX Holdings’ common stock or (iii) General Atlantic, provided that General Atlantic is not permitted to acquire shares of NYMEX Holdings’ common stock from other stockholders unless no other stockholder or owner of a Class A membership offers to purchase such shares and, provided further that General Atlantic has agreed that its ownership will be limited to a maximum of 20% of NYMEX Holdings’ voting power. Certain limited exceptions to these transfer restrictions, such as permitted transfers to a spouse, child or trust, are set forth in Article 5(e) of the Amended and Restated Certificate of Incorporation of NYMEX Holdings.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event NYMEX Holdings does conduct an initial public offering, additional restrictions upon the transfer of its common stock are intended to create an orderly market in NYMEX Holdings common stock. The shares of common stock that are currently issued will not be transferable after an initial public offering during Restricted Periods. These restrictions are similar to customary underwriter lock-ups in initial public offerings. The term “Restricted Period” means each of the periods commencing on the date of the initial public offering and ending:

(i) with respect to Series A-1 Common Stock, 180 days thereafter;

(ii) with respect to Series A-2 Common Stock, 360 days thereafter; and

(iii) with respect to Series A-3 Common Stock, 540 days thereafter.

None of the currently outstanding shares of common stock will be subject to restrictions on transfer as of the 540th day after an initial public offering. Immediately following the expiration of the relevant Restricted Period, the applicable shares of common stock will automatically convert, without any action by the holder, into the same number of shares of common stock which do not have transfer restrictions.

General Atlantic has agreed to the same lock-up provisions as part of the Registration Rights Agreement, which will also be imposed on any transferee of General Atlantic’s shares.

Additionally, no stockholder will be permitted to acquire shares of NYMEX Holdings voting stock which would cause such stockholder to beneficially own more than a maximum of 10% of NYMEX Holdings’ voting power, other than General Atlantic which will be limited to a maximum of 20%.

Composition of Board of Directors

The board of directors of NYMEX Holdings and NYMEX Exchange consisted of twenty-five directors at March 31, 2006. In accordance with the GA Agreement, the annual meeting of stockholders was held on May 1, 2006 at which time the board of directors was reduced from twenty-five to fifteen directors. Additionally, the entire board of directors will be elected annually each May.

8. Cumulative Redeemable Convertible Preferred Stock

The Preferred Stock issued in connection with the GA Agreement has a redemption feature that subjected it to an analysis of equity versus liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Preferred Stock embodies a conditional obligation to redeem the instrument upon events not certain to occur and accordingly is not classified as a liability until such event is certain to occur. The condition is that by the fifth anniversary of the closing of the GA Agreement the Company has not consummated an initial public offering or a sale, merger or other business combination.

In accordance with SEC Staff Announcement Topic No. D-98, Classification and Measurement of Redeemable Securities, a company that issues preferred shares that are conditionally redeemable is required to account for the securities in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks, which states that the shares are to be recorded on the company’s balance sheet between total liabilities and stockholders’ equity as a temporary equity item. The amount in temporary equity is the proceeds from the sale of the Preferred Stock, net of issuance costs of $6.9 million. In addition, dividends on the Preferred Stock and accretions of the issuance costs (both charges to retained earnings) are added to arrive at the balance at March 31, 2006.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Consolidated Statements of Stockholders’ (Deficit) Equity

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

On March 21, 2006 the board of directors of the Company voted to declare and distribute a special cash dividend of $160 million to stockholders of record as of March 13, 2006 in connection with the GA Agreement (see Note 7). On the date of declaration, the balance in Retained Earnings was not sufficient to absorb the dividend due to the classification of the proceeds from the GA Agreement as a temporary equity item (see Note 8). As such, the balance in Additional Paid-in-Capital was reduced to zero and the remainder of the $160 million dividend was a reduction to Retained Earnings. This resulted in a deficit in Retained Earnings as well as Total Stockholders’ Equity at March 31, 2006. If the Preferred Stock (see Note 8) is converted into common stock, which could occur, in accordance with the GA Agreement, at the option of the holder or automatically in the event of an initial public offering by the Company, the balance in temporary equity would be transferred to permanent equity as an increase to Additional Paid-in-Capital.

10. Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and Emerging Issues Task Force (“EITF”) Topic 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF 03-06 clarifies the use of the two-class method of calculating earnings per share as originally prescribed in SFAS No. 128.

During the period, the Company had 8,160,000 shares of convertible preferred stock outstanding which were convertible into an equal amount of common stock (see Note 7). The Preferred Stock is considered to be a participating security under SFAS No. 128 because the holders of such securities are entitled to receive all dividends or other distributions made to the holders of shares of common stock. EITF 03-06 requires that participating securities be included in the computation of basic earnings per share using the two-class method, if the effect would be dilutive to earnings per share. Earnings available to common stockholders is calculated by subtracting from net income the dividends on preferred shares and the accretion of the preferred stock issuance costs. Basic earnings per share is earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company considers its preferred stock as dilutive. The Company calculates diluted earnings per share using the “if-converted” method. Under this method, the dividends on preferred shares and the accretion of the preferred stock issuance costs are added back to earnings available to common stockholders to arrive at the numerator. The weighted average of the preferred stock outstanding is added to the weighted average common shares outstanding to arrive at the denominator. If the effect of the if-converted method is anti-dilutive, the effect on diluted earnings per share of the Preferred Stock is disregarded.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Company’s net income and weighted average shares for calculating basic and diluted earnings per share (in thousands, except for share data):

	Three Months Ended March 31,
	2006	2005
Net income	$33,633	$12,422
Less: Accrued preferred stock dividends	416	—
Accretion of preferred stock issuance costs	65	—

Earnings available to common stockholders	$33,152	$12,422

Weighted average common shares outstanding	14,689,000	816
Participating securities—convertible preferred stock	1,632,000	—

Weighted average common shares outstanding—basic and dilutive	16,321,000	816

The calculation of diluted earnings per share results in an anti-dilutive effect and, therefore, diluted earnings per share is the same as basic earnings per share.

11. Incentive Programs

The Company has various discretionary rebate programs that reduce operating costs of certain market participants. These programs were designed to provide incentives to third parties to establish business with the Company and are recorded in general and administrative expenses on the consolidated statements of income. During the three-month periods ended March 31, 2006 and 2005, these programs totaled $6.1 million and $2.8 million, respectively.

12. Members’ Retirement Plan and Benefits

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX merger agreement, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan by $800,000 in 2005 and expects to do so in 2006. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Corporate contributions are charged against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the COMEX MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

13. Postretirement Benefits other than Pensions

The Company’s postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in its postretirement benefit costs may occur in the future due to changes in these assumptions,

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accrued postretirement benefit costs are included in other non-current liabilities in the consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at March 31, 2006 and December 31, 2005 exceed the amount of the accumulated obligations.

The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s unaudited consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2006	2005
Service costs	$109	$88
Interest costs	115	88
Amortization of prior service costs	(14)	(14)
Amortization of net (gain) loss	22	6

Total net period postretirement benefit cost	$232	$168

14. Joint Venture

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

As disclosed in Note 1 to the consolidated financial statements, the Company has entered into a joint venture agreement with Tatweer Dubai LLC to form DME Holdings. The Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company’s maximum exposure to a loss

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the joint venture is limited to its capital investment, which at March 31, 2006 was approximately $4.0 million. During 2005, the Company made an initial capital contribution of $2.5 million and in the first quarter of 2006 made a second capital contribution of $2.5 million to the joint venture. The Company accounts for its investment under the equity method of accounting whereby its investment is adjusted by any gain or loss it recognizes from the joint venture. For the three months ended March 31, 2006, the Company incurred a loss of approximately $0.4 million, which is recorded in other expenses on the consolidated statements of income. Although the Company believes that DME Holdings is a variable interest entity, it does not believe that it is the primary beneficiary and, therefore, did not consolidate DME Holdings in its results of operations.

15. Lease Termination Costs

The Company leases 17,000 square feet of space at 22 Cortlandt Street in New York, New York. During the first quarter of 2006, the Company negotiated with the landlord for an early termination of the lease. In accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS No. 146”), the Company recorded a charge in the current quarter for the amount to be paid. The charge is recorded in occupancy and equipment on the Company’s consolidated statements of income for the quarter ended March 31, 2006.

The following tables summarize the activity related to the lease termination in accordance with FAS No. 146 (in thousands):

	Lease Temination Costs		Lease Temination Costs
Total expected to be incurred	$1,800	Liability at January 1, 2006	$—

Current period charge	$1,800	Current period charge	1,800

Liability at March 31, 2006	$1,800	Current period payments	—

		Liability at March 31, 2006	$1,800

16. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three months ended March 31, 2006 and 2005 are as follows:

	March 31,
	2006	2005
	(in thousands)
Cash paid for:
Interest	$26,194	$6,519

Income taxes	$4,458	$8,250

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$1,118	$—

Issuance of common stock	$734	$—

17. Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. In addition, Open Outcry includes the trading and

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clearing of Europe Limited futures contracts on the trading floor of the Company’s London subsidiary, which opened during the third quarter of 2005. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing. The Corporate/Other column represents income earned on the Company’s securities lending activities and investments net of fees, interest expense incurred on its obligations, fees incurred on its securities lending activities and losses incurred from the DME joint venture. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses (excluding interest, securities lending fees and losses from the DME joint venture) are allocated based on the proportion of total revenues attributed to each segment. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended March 31, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Net revenues	$63,460	$48,210	$2,511	$114,181
Depreciation and amortization	1,895	1,439	—	3,334
Other operating expenses	26,600	20,207	2,327	49,134

Income before provision for income taxes	34,965	26,564	184	61,713
Provision for income taxes	15,909	12,087	84	28,080

Net income	$19,056	$14,477	$100	$33,633

	Three Months Ended March 31, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Net revenues	$50,318	$21,841	$521	$72,680
Depreciation and amortization	2,891	1,255	—	4,146
Other operating expenses	30,771	13,356	1,833	45,960

Income (loss) before provision (benefit) for income taxes	16,656	7,230	(1,312)	22,574
Provision (benefit) for income taxes	7,489	3,253	(590)	10,152

Net income (loss)	$9,167	$3,977	$(722)	$12,422

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

18. Commitments and Contingencies

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts. A summary of the Company’s future cash payments associated with its contractual cash

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations outstanding as of March 31, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	6,626	6,416	6,205	5,994	5,783	41,786	72,810
Operating leases—facilities	2,712	3,455	3,431	3,458	3,737	7,734	24,527
Operating leases—equipment	1,334	1,232	732	33	—	—	3,331
Capital lease	205	—	—	—	—	—	205
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$14,494	$14,720	$13,985	$13,102	$13,137	$128,353	$197,791

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2006 through 2069. For the three months ended March 31, 2006 and 2005, rental expense for facilities and the land lease amounted to $2.6 million and $0.8 million, respectively. Included in the March 31, 2006 amount is the $1.8 million lease termination charge the Company incurred (see Note 15).

The Company leases space to tenants in its headquarters facility and records the associated rental income in other revenue on the consolidated statements of income. For the three months ended March 31, 2006 and 2005, rental income amounted to $2.1 million and $2.0 million, respectively. Future minimum rental income for the years 2006 through 2010 and thereafter is as follows:

(in thousands)
2006	$6,071
2007	7,521
2008	5,640
2009	4,764
2010	4,484
Thereafter	10,778

Total	$39,258

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At March 31, 2006, the Company had contributed a total of $5.0 million.

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

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At March 31, 2006, there were total seat loan balances of $6.8 million and securities pledged against the seat loan balances of $8.0 million.

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

There were no events of default during the three months ended March 31, 2006, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of March 31, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. NYMEX Exchange has filed an appeal with the United States Court of Appeals for the Second Circuit. The appeal should be argued in the second quarter of 2006. This case is ongoing.

19. Subsequent Events

London Trading Floor

In March 2006, the Company decided that it would cease its floor trading operations of Europe Exchange and focus entirely on its existing electronic trading platform. The Company anticipates that the trading floor will close around June 30, 2006. Based on this timeframe, the Company expects to incur various charges during the second quarter of 2006 estimated to be between $2.5 million and $3.5 million. These charges will be the result of a change in estimate to the useful life of leasehold improvements and equipment, as well as lease termination costs. The net book value of leasehold improvements and equipment that pertain to the trading floor operations will be written off over their shortened useful life in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The lease termination costs will consist of various operating leases the Company had contracted to support its floor trading operations and will be written off in accordance with FAS No. 146.

Technology Services Agreement

On April 6, 2006, NYMEX Exchange entered into a definitive technology services agreement (the “CME Agreement”) with Chicago Mercantile Exchange Inc. (“CME”), a wholly-owned subsidiary of Chicago Mercantile Exchange Holdings Inc.

Pursuant to the CME Agreement, CME will be the exclusive electronic trading service provider for NYMEX Exchange’s energy futures and options contracts. Initial trading of NYMEX Exchange energy products on CME Globex®, currently scheduled to begin in the second quarter of 2006, is expected to include side-by-side trading of NYMEX Exchange full-sized and NYMEX Exchange miNY™ energy futures contracts for crude oil, natural gas, heating oil and gasoline with NYMEX Exchange’s floor-based products during open outcry trading hours as well as trading when the NYMEX Exchange trading floor is closed. In the third quarter of 2006, all products trading on the NYMEX ACCESS® electronic trading platform are expected to transition to CME Globex®. Also under the terms of the CME Agreement, CME Globex® will be the exclusive electronic trading platform for metals products currently listed on the COMEX Division, with an anticipated launch in the third quarter of 2006.

The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater.

Annual Meeting of Stockholders

The Company held its annual meeting of stockholders on May 1, 2006. Votes were cast in person or by proxy for the election of the new fifteen member board of directors. Due to its open director nomination process, the Company takes no position, and makes no recommendation, regarding the election of directors. The process for nomination of directors allows shareholders to nominate, subject to qualification, (i) themselves or other shareholders to be candidates for the board of directors, and (ii) non-shareholders to be Public Director candidates for the board of directors. A description of the Company’s director nomination process is contained in the Annual Meeting Proxy for 2006, in the section entitled “Director Nomination Process.”

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

Since its founding 134 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon 2005 volume of approximately 215 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas, and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes. NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The NYMEX ClearPort® Clearing system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 240 energy futures contracts.

Note Regarding Forward-Looking Statements

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2005 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company today, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to the trading and clearing of contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Market Conditions

For the three months ended March 31, 2006, the total volume of futures and options contracts traded and cleared was 67.1 million contracts, an increase of 19.7 million contracts or 41.4% from 47.4 million contracts for the same period last year.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPort® Clearing. Included in the NYMEX Division volumes are futures contracts of Europe Limited, the Company’s European subsidiary, that are traded on the subsidiaries trading floor in London, England, which opened during the third quarter of 2005. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. These volumes also include cash settlement transactions for contracts cleared on NYMEX ClearPort® Clearing for which transaction fees are assessed. Prior to the filing of this quarterly report on Form 10-Q for the period ended March 31, 2006, cash settlement transactions were listed as part of the NYMEX Division volumes labeled as “other.” Since the cash settlement transactions are for NYMEX ClearPort® Clearing contracts, the prior period volume information has been adjusted to include such transactions in NYMEX ClearPort® Clearing for comparative purposes. Open interest represents the number of contracts at March 31, 2006 and 2005 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets—NYMEX Division

For the three months ended March 31, 2006, the volume of futures and options contracts traded and cleared on the NYMEX Division was 42.1 million contracts, an increase of 9.0 million contracts or 27.0% from 33.1 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Futures and Options Contracts Traded and Cleared

For the Quarters Ended March 31,

	2006	2005
	(in thousands)
Light sweet crude oil	22,525	17,965
Henry Hub natural gas	8,022	6,954
N.Y. heating oil	3,623	3,688
N.Y. harbor unleaded gasoline	3,786	3,491
Other	4,113	1,030

Total	42,069	33,128

NYMEX Division Futures and Options Contracts Open Interest

At March 31,

	2006	2005
	(in thousands)
Light sweet crude oil	3,174	2,335
Henry Hub natural gas	1,746	1,302
N.Y. heating oil	216	254
N.Y. harbor unleaded gasoline	198	284
Other	341	101

Total	5,675	4,276

Light Sweet Crude Oil

For the three months ended March 31, 2006, total futures and options contract volume was 22.5 million contracts, an increase of 4.5 million contracts or 25.4% from 18.0 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the three months ended March 31, 2006 was due, in part, to the continued uncertainty of global oil supplies. Political events in major oil producing countries in the Middle East and Africa continue to heighten concerns over the reliability of oil exports from such countries. As a result, increased volatility and price levels, which were significantly higher than the first quarter of 2005, have continued to push both futures and options volumes higher.

Henry Hub Natural Gas

For the three months ended March 31, 2006, total futures and options contracts volume was 8.0 million contracts, an increase of 1.0 million contracts or 15.4% from 7.0 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the three months ended March 31, 2006 was due, in part, to a significant decline in the price of natural gas during the current quarter. The price decline can be directly related to the unusually warm winter weather, as January 2006 was the warmest January on record for the United States according to the National Weather Service. The significant decline in price resulted in increased trading activity in the natural gas market.

New York Heating Oil

For the three months ended March 31, 2006, total futures and options contracts volume was 3.6 million contracts, a decrease of 0.1 million contracts or 1.8% from 3.7 million contracts for the same period last year.

The Company believes that the decrease in total futures and options contract volume for the three months ended March 31, 2006 was due, in part, to a decrease in options trading volume resulting from a contraction in the price differential between crude oil and heating oil. This was offset, in part, by a slight increase in futures trading volume as strong global demand and continued concerns surrounding limited refining capacity maintained higher volatility levels in the heating oil market, resulting in increased futures trading activity.

New York Harbor Unleaded Gasoline

For the three months ended March 31, 2006, total futures and options contracts volume was 3.8 million contracts, an increase of 0.3 million contracts or 8.5% from 3.5 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the three months ended March 31, 2006 was due, in part, to volatility caused by the price of gasoline. Gasoline prices continued to rise during the current quarter driven by strong consumer demand and refinery capacity limitations.

Metals Market—COMEX Division

For the three months ended March 31, 2006, the volume of futures and options contracts traded and cleared for the COMEX Division was 9.8 million contracts, an increase of 2.5 million contracts or 34.4% from 7.3 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Futures and Options Contracts Traded and Cleared

For the Quarters Ended March 31,

	2006	2005
	(in thousands)
Gold	6,519	4,896
Silver	2,342	1,464
High grade copper	977	953
Aluminum	6	13

Total	9,844	7,326

COMEX Division Futures and Options Contracts Open Interest

At March 31,

	2006	2005
	(in thousands)
Gold	608	623
Silver	245	178
High grade copper	96	133
Aluminum	1	7

Total	950	941

Gold

For the three months ended March 31, 2006, total futures and options contract volume was 6.5 million contracts, an increase of 1.6 million contracts or 33.1% from 4.9 million contracts for the same period last year.

The Company believes that the increase in total futures contract volume for the three months ended March 31, 2006 was due, in part, to the fear of increased inflation as a result of continued escalating energy prices, global geopolitical events and a weakened U.S. currency compared to other international currencies. In addition, an increase in gold storage as collateral for exchange traded gold funds has reduced the quantity available for commercial and financial use which, in turn, has led to increased trading activity.

Silver

For the three months ended March 31, 2006, total futures and options contract volume was 2.3 million contracts, an increase of 0.8 million contracts or 60.0% from 1.5 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the three months ended March 31, 2006 was due, in part, to the increase appeal of silver as an alternative investment, which resulted in an increase in demand and, in turn, a decline in inventories. These factors resulted in increased hedging and speculative demand for silver futures and options.

High Grade Copper

For the three months ended March 31, 2006, total futures and options contract volume was 1.0 million contracts, essentially flat compared to the same period last year.

The Company believes that the slight increase in total futures and options contract volume for the three months ended March 31, 2006 was due, in part, to declining global warehouse stocks as a result of increased international demand, strong housing starts and supply disruptions in various parts of the world, which contributed to increased hedging and speculative demand for copper futures.

NYMEX ClearPort® Clearing

For the three months ended March 31, 2006, total futures and options contract clearing volume was 15.2 million contracts, an increase of 8.2 million contracts or over 100% from 7.0 million contracts for the same period last year.

For the three months ended March 31, 2006, there was significant growth in natural gas clearing volume through NYMEX ClearPort® Clearing. The Company believes this growth was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-Exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered, as well as additional products for petroleum, electricity and coal on NYMEX ClearPort® Clearing contributed to this increase.

NYMEX ClearPort® Clearing Futures and Options Contracts

For the Quarters Ended March 31,

	2006	2005
	(in thousands)
Natural gas	14,500	6,536
Electricity	411	276
Petroleum products	250	173
Coal	11	3
Other	1	—

Total	15,173	6,988

NYMEX ClearPort® Clearing Futures and Options Contracts Open Interest

At March 31,

	2006	2005
	(in thousands)
Natural gas	6,695	3,414
Electricity	307	122
Petroleum products	204	105
Coal	4	1

Total	7,210	3,642

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Overview

Net income for the three months ended March 31, 2006 was $33.6 million, an increase of $21.2 million from $12.4 million for the same period last year. This increase was the result of net revenues increasing by $41.5 million, which was partially offset by increases in operating expenses and income taxes of $2.4 million and $17.9 million, respectively.

The increase in net revenues for the three months ended March 31, 2006 was due to an increase in clearing and transaction fees from higher trading and clearing volumes, market data fees from the implementation of a new price structure which went into effect on January 1, 2006, as well as increased investment income. The increase in operating expenses was due primarily to increases in salaries, occupancy and equipment, and general and administrative expenses offset by a decrease in professional services.

The following table summarizes the components of net income for the three months ended March 31, 2006 and 2005 (in thousands, except for share data):

	Three Months Ended March 31,
	2006	2005
Net revenues	$114,181	$72,680
Total expenses	52,468	50,106

Income before provision for income taxes	61,713	22,574
Provision for income taxes	28,080	10,152

Net income	$33,633	$12,422

Basic and diluted earnings per share	$2.03	$15,223

Revenue

Clearing and Transaction Fees

For the three months ended March 31, 2006, clearing and transaction fees were $92.4 million, an increase of $34.0 million or 58.2% from $58.4 million for the same period last year. This increase was due to higher floor trading and NYMEX ACCESS® volumes on both the NYMEX Division and COMEX Division, higher NYMEX ClearPort® Clearing volumes and higher NYMEX miNY™ volumes.

For the three months ended March 31, 2006, average revenue per contract was $1.38, an increase of $0.15 per contract compared to the same period last year. This increase was due to higher average rates per contract on the NYMEX Division and COMEX Division floor trading resulting from a shift in the customer trading mix, as certain customers are charged higher rates per trade than others. In addition, an increase in volume on NYMEX ACCESS®, NYMEX ClearPort® Clearing and NYMEX miNY™ contributed to the overall rate increase as these venues charge higher rates per trade.

Market Data Fees

For the three months ended March 31, 2006, market data fees were $15.4 million, an increase of $4.4 million or 39.2% from $11.0 million for the same period last year. This increase was due primarily to the implementation of a new price structure that went into effect on January 1, 2006. Increases in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase.

Interest Income and Interest Expense from Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program (see Note 2 to the unaudited consolidated financial statements). For the three months ended March 31, 2006, interest income from securities lending was $27.2 million, an increase of $20.3 million from $6.9 million for the same period last year. This increase was the result of increased lending which, in turn, resulted in higher collateral for the Company to invest. Interest expense from securities lending increased proportionately as a result of the increase in the corresponding liability on the collateral.

Other, Net

For the three months ended March 31, 2006, other revenues were $3.9 million, an increase of $1.2 million or 43.5% from $2.7 million for the same period last year. This increase was due primarily to floor fines levied by the Company and royalty fees, as the Company has certain license agreements for which it is paid for the use of certain settlement prices.

Investment Income, Net

For the three months ended March 31, 2006, investment income was $1.5 million, an increase of $1.4 million from $0.1 million for the same period last year. This increase was due primarily to income from municipal and government obligations, a result of a larger amount of investment assets in the current year period coupled with higher interest rates. This increase was also attributable to a significant amount of unrealized losses in the prior year period when compared to the current year period.

Operating Expenses

Salaries and Employee Benefits

For the three months ended March 31, 2006, salaries and employee benefits were $18.3 million, an increase of $3.2 million or 21.3% from $15.1 million for the same period last year. This increase was due primarily to higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, compared to the same period last year.

Occupancy and Equipment

For the three months ended March 31, 2006, occupancy and equipment expenses were $8.2 million, an increase of $1.2 million or 18.2% from $7.0 million for the same period last year. This increase was due primarily to lease termination costs the Company incurred in regards to one of the properties it leases (see Note 15 to the unaudited consolidated financial statements). This increase was offset, in part, by reduced repair and maintenance charges on the Company’s headquarters facility during the current year period.

Depreciation and Amortization

For the three months ended March 31, 2006, depreciation and amortization expenses were $3.3 million, a decrease of $0.8 million or 19.6% from $4.1 million for the same period last year. The prior year period includes depreciation on assets that were purchased in 2001 and 2002. Capital expenditures for these years were significantly higher compared to more recent years. A majority of these assets were depreciated over an estimated useful life of two to five years and were fully depreciated in 2005 and, therefore, not depreciated during the current year period.

General and Administrative

For the three months ended March 31, 2006, general and administrative expenses were $12.4 million, an increase of $3.3 million or 37.0% from $9.1 million for the same period last year. This increase was due primarily to transaction incentives the Company incurred during the current year period, which it believes are necessary in promoting business with the Company (see Note 11 to the unaudited consolidated financial statements).

Professional Services

For the three months ended March 31, 2006, professional services expenses were $3.3 million, a decrease of $5.1 million or 60.3% from $8.4 million for the same period last year. This decrease was due primarily to lower consulting and legal fees, as the prior year period reported a significant amount of costs relating to the Company’s international business expansion initiatives.

Telecommunications

For the three months ended March 31, 2006, telecommunications expenses were $1.7 million, essentially flat compared to the same period last year. Slight increases in data communication expenses needed to support the growth in market data fees were offset by decreases in telephone related costs during the current year period.

Marketing

For the three months ended March 31, 2006, marketing expenses were $0.9 million, an increase of $0.1 million or 21.6% from $0.8 million for the same period last year. This increase was due primarily to higher advertising and other marketing expenses attributable to the Company’s expansion initiatives.

Other Expenses

For the three months ended March 31, 2006, other expenses were $2.3 million, an increase of $0.1 million or 6.7% from $2.2 million for the same period last year. This increase was due primarily to the loss the Company incurred in connection with its joint venture agreement (see Note 14 to the unaudited consolidated financial statements).

Interest Expense

For the three months ended March 31, 2006, interest expense was $1.7 million, down slightly from the same period last year. The slight decrease was due to a lower principal balance on the Company’s long-term debt during the current year period.

Asset Impairment and Disposition Losses

The loss on impairment and disposition of property and equipment for the three months ended March 31, 2006 was $0.2 million. The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete.

Provision for Income Taxes

The Company’s effective tax rate was 45.5% for the three months ended March 31, 2006, compared to 45.0% for the same period last year. The difference between the effective tax rates was due primarily to a lower proportion of tax-exempt income as a result of higher pre-tax income in the current year. In addition, the non-deductibility of certain losses and/or expenses the Company has incurred in relation to its international joint venture agreement contributed to the increase in the effective tax rate.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At March 31, 2006, the Company had $203.3 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at March 31, 2006 was $106.4 million.

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

The following table is a summary of significant cash flow categories for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$106,655	$17,877
Investing activities	(55,901)	(1,467,555)
Financing activities	(68,664)	1,451,418

Net increase (decrease) in cash and cash equivalents	$(17,910)	$1,740

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities for the three months ended March 31, 2006 was $106.7 million, an increase of $88.8 million compared to the same period last year. This increase was due primarily to an increase in net revenues, increases in various payable accounts and a decrease in income tax payments during the current year period. Partially offsetting this was a decrease in cash due to an increase in payments made under the Company’s incentive programs during the current year period.

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

Net cash used in investing activities for the three months ended March 31, 2006, exclusive of securities purchased under the securities lending program, was $84.1 million, an increase of $71.5 million compared to the same period last year. This increase was due primarily to the investment of higher operating cash flow into marketable securities.

Net cash used in financing activities for the three months ended March 31, 2006, exclusive of cash received under the securities lending program, was $40.5 million, an increase of $37.0 million compared to the same period last year. This increase was due primarily to cash dividends paid to the Company’s common stockholders totaling $193.6 million offset, in part, by $160 million the Company received, net of costs, in connection with its sale of a 10% equity interest in the Company (see Note 7 to the unaudited consolidated financial statements). The Company paid cash dividends to its common stockholders totaling $3.5 million in the prior year period. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At March 31, 2006 and December 31, 2005, cash and investments were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$17,754	$35,664
Securities purchased under agreements to resell	3,720	6,900
Marketable securities	181,868	100,993

	$203,342	$143,557

Included in marketable securities at March 31, 2006 are investments totaling $11.7 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 12 to the unaudited consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 18 to the unaudited consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities, ranging from $100,000 to $2.0 million, per division, based upon such clearing member firm’s reported regulatory capital, in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on either division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 5 to the unaudited consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2006 and December 31, 2005.

In accordance with the Company’s securities lending program, JPMorgan, as agent, will lend on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and Guaranty Fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines (see Note 2 to the unaudited consolidated financial statements).

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, operating leases, a capital lease and other contracts.

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of March 31, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	6,626	6,416	6,205	5,994	5,783	41,786	72,810
Operating leases—facilities	2,712	3,455	3,431	3,458	3,737	7,734	24,527
Operating leases—equipment	1,334	1,232	732	33	—	—	3,331
Capital lease	205	—	—	—	—	—	205
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$14,494	$14,720	$13,985	$13,102	$13,137	$128,353	$197,791

The Company’s senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. During 2005, the Company made an initial capital contribution of $2.5 million and in the first quarter of 2006 made a second capital contribution of $2.5 million to the joint venture.

Other Matters

In February 2004, the Commodity Futures Trading Commission issued an order requiring, among other things, that the Company establish and maintain a permanent retail customer protection mechanism supported by a commitment of not less than $10 million, which must be available at all times to reimburse retail customers trading on the Exchange whose original margin might be lost in the default of another customer of their clearing member. The Company has established the retail customer protection mechanism. Based on historical patterns, the Company believes that the likelihood of a default that would require reimbursement under this mechanism is remote. Therefore, the Company has not established, and does not expect in the future to establish, a liability related to this commitment.

Responsibility for Financial Reporting

The Company’s management is responsible for the preparation, integrity and objectivity of the unaudited consolidated financial statements and related notes, and the other financial information contained in this Quarterly Report on Form 10-Q. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are considered by management to present fairly the Company’s consolidated financial position, results of operations and cash flows. These unaudited consolidated financial statements include certain amounts that are based on management’s estimates and judgments, giving due consideration to materiality.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal and interest cash flows for the years 2006 through 2010 and thereafter:

Principal Amounts by Expected Maturity

At March 31, 2006

Year	Principal	Interest	Total	Weighted Average Interest Rate
	( in thousands)
Assets
Debt Securities
2006	$314	$1,904	$2,218	4.76%
2007	157	2,728	2,885	4.77%
2008	380	2,750	3,130	4.77%
2009	4,979	2,609	7,588	4.76%
2010	6,112	2,312	8,424	5.00%
Thereafter	45,563	12,002	57,565	4.97%

Total	$57,505	$24,305	$81,810

Fair Value	$61,647

Liabilities
Corporate Debt
2006	$2,817	$6,626	$9,443	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
Thereafter	71,830	41,786	113,616	7.78%

Total	$85,915	$72,810	$158,725

Fair Value	$105,941

Interest Rate Risk

Investment Income

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three months ended March 31, 2006 was $1.5 million compared to $0.1 million for the same period last year. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $181.9 million at March 31, 2006. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and/or cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also maintains extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, the clearing member must own and hold 180,000 shares of common stock of NYMEX Holdings and two Class A memberships in NYMEX Exchange.

As part of the Exchange’s powers and procedures designed to support contract obligations in the event that a contract default occurs, the Exchange may levy assessments on any of its clearing members if, after a default by another clearing member, there are insufficient funds available to cover a deficit. The maximum assessment on each clearing member firm is the lesser of $30 million or 40% of such clearing member firm’s modified regulatory capital as reported periodically to the Exchange.

Despite the Company’s authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Company believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Company’s sale of such member’s Class A Membership in NYMEX Exchange would apply towards any outstanding obligations to the Exchange of such member. Recourse to a member’s Class A Membership in NYMEX Exchange, however, may not be of material value in the case of large defaults that result in assessments greater than the value of a Class A Membership in NYMEX Exchange, particularly when the value of a Class A Membership in NYMEX Exchange declines markedly in price as a consequence of the default.

Additionally, the Company intends to enter into a revolving credit agreement during 2006. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of March 31, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. NYMEX Exchange has filed an appeal with the United States Court of Appeals for the Second Circuit. The appeal should be argued in the second quarter of 2006. This case is ongoing.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The 8,160,000 shares of Preferred Stock that were issued and sold to General Atlantic for $160 million in cash pursuant to the GA Agreement (see Note 7 to the unaudited consolidated financial statements) were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on exemptions from registration under Section 4 (2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and in reliance on General Atlantic’s representations in the GA Agreement that, among other things, each of the General Atlantic purchasers is an “accredited investor” within the meaning of Rule 501 of Regulation D. Appropriate restrictive legends were affixed to the certificates representing the shares of the Preferred Stock and will be affixed to the shares of common stock issuable upon conversion of the Preferred Stock.

The GA Agreement, the terms of the Preferred Stock and the amended and restated certificates of incorporation and bylaws for NYMEX Holdings and NYMEX Exchange that were adopted in connection with the closing of this transaction were all filed by the Company with the SEC as exhibits to Current Reports on Form 8-K and can be obtained on the SEC website at www.sec.gov.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a joint special meeting of stockholders of NYMEX Holdings and owners of Class A memberships in NYMEX Exchange on March 13, 2006 to vote on matters pertaining to the GA Agreement. The following proposals were all approved at the joint special meeting as certified by the Company’s transfer agent, which acted as Inspector of Election:

Proposal 1 — Approval and Adoption of the Agreement and Plan of Merger

580	34	7
FOR	AGAINST	ABSTAIN

Proposal 2 — Approval of the New Certificate of Incorporation which amends and restates the existing certificate of incorporation of NYMEX Holdings

578	32	8
FOR	AGAINST	ABSTAIN

Proposal 3 — Approval of the New Bylaws which amend and restate the exiting bylaws of NYMEX Holdings

575	34	9
FOR	AGAINST	ABSTAIN

Proposal A — Approval of the New Exchange Certificate of Incorporation which amends and restates the existing certificate of incorporation of NYMEX Exchange

578	31	9
FOR	AGAINST	ABSTAIN

Proposal B — Approval of New Exchange Bylaws which amend and restate the existing bylaws of NYMEX Exchange

577	34	9
FOR	AGAINST	ABSTAIN

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMEX HOLDINGS, INC.

By:	/s/ JAMES E. NEWSOME
Name:	James E. Newsome
Title:	President & CEO (Principal Executive Officer)

Date: May 15, 2006

By:	/s/ JEROME H. BAILEY
Name:	Jerome H. Bailey
Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2006