Form 10-Q
period 2006-06-30
NYMEX HOLDINGS INC
filed 2006-08-14
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

A total of 73,440,000 shares of the registrant’s $0.01 par value common stock were outstanding at August 10, 2006.

PART I: FINANCIAL INFORMATION

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Clearing and transaction fees	$103,346	$65,652	$195,766	$124,067
Market data fees	15,912	10,892	31,294	21,941
Interest income from securities lending	33,275	13,004	60,517	19,948
Other, net	3,257	2,912	7,125	5,607
Investment income, net	1,354	2,287	2,814	2,376

Total revenues	157,144	94,747	297,516	173,939
Interest expense from securities lending	32,169	12,244	58,360	18,756

Net revenues	124,975	82,503	239,156	155,183

Expenses
Salaries and employee benefits	19,172	14,984	37,486	30,087
Occupancy and equipment	5,793	6,670	14,038	13,644
Depreciation and amortization, net of deferred credit amortization	4,914	3,962	8,248	8,108
General and administrative	13,661	15,086	26,107	24,169
Professional services	4,207	6,627	7,533	15,011
Telecommunications	1,813	1,653	3,491	3,389
Marketing	1,826	1,093	2,739	1,844
Other expenses	2,582	2,283	5,126	4,487
Interest expense	1,666	1,731	3,334	3,456

Total expenses	55,634	54,089	108,102	104,195

Income before provision for income taxes	69,341	28,414	131,054	50,988
Provision for income taxes	31,208	12,787	59,288	22,939

Net income	$38,133	$15,627	$71,766	$28,049

Weighted average common shares outstanding, basic and diluted	81,600,000	816	49,141,000	816

Basic and diluted earnings per share	$0.44	$19,151	$1.40	$34,374

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$15,134	$35,664
Collateral from securities lending program	2,617,906	2,314,618
Securities purchased under agreements to resell	4,800	6,900
Marketable securities, at market value	145,665	100,993
Clearing and transaction fees receivable, net of allowance for member credits	33,720	23,747
Prepaid expenses	6,755	5,768
Margin deposits and guaranty funds	33,284	92,555
Other current assets	12,253	8,877

Total current assets	2,869,517	2,589,122
Property and equipment, net	186,292	190,036
Goodwill	16,329	16,329
Other assets	15,688	13,260

Total assets	$3,087,826	$2,808,747

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable and accrued liabilities	$14,164	$17,627
Accrued salaries and related liabilities	12,606	9,893
Payable under securities lending program	2,617,906	2,314,618
Margin deposits and guaranty funds	33,284	92,555
Income tax payable	10,777	5,250
Other current liabilities	32,866	36,281

Total current liabilities	2,721,603	2,476,224
Grant for building construction deferred credit	107,238	108,311
Long-term debt	83,098	83,098
Retirement obligation	11,708	12,121
Other liabilities	19,127	19,211

Total liabilities	2,942,774	2,698,965

Commitments and contingencies
Cumulative redeemable convertible preferred stock, $0.01 par value; 8,160,000 shares authorized, issued and outstanding as of June 30, 2006—Note 8	156,130	—
Stockholders’ (deficit) equity—Note 9
Common stock, $0.01 par value; 816 shares authorized, issued and outstanding as of December 31, 2005	—	—
Common stock, $0.01 par value; 81,600,000 shares authorized as of June 30, 2006; 73,440,000 issued and outstanding as of June 30, 2006	734	—
Additional paid-in capital	—	69,631
Retained (deficit) earnings	(12,890)	39,479
Accumulated other comprehensive income, net of tax	1,078	672

Total stockholders’ (deficit) equity	(11,078)	109,782

Total liabilities and stockholders’ (deficit) equity	$3,087,826	$2,808,747

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balances at January 1, 2005	816	$—	$93,312	$33,470	$—	$126,782
Comprehensive income:

Net income	—	—	—	71,128	—	71,128
Unrealized gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	672	672

Total comprehensive income						71,800
Dividends declared:
Common stock, $108,824/share	—	—	(23,681)	(65,119)	—	(88,800)

Balances at December 31, 2005	816	$—	$69,631	$39,479	$672	$109,782
Dividends declared on January 11, 2006:
Common stock, $36,765/share	—	—	—	(30,000)	—	(30,000)
Dividends declared on March 6, 2006:
Common stock, $196,078/share	—	—	(68,897)	(91,103)	—	(160,000)
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Cumulative redeemable convertible preferred stock dividends and amortization of issue costs	—	—	—	(3,032)	—	(3,032)
Comprehensive income:
Net income	—	—	—	71,766	—	71,766
Change in unrealized gain on available-for-sale securities, net of deferred income taxes of $332	—	—	—	—	406	406

Total comprehensive income						72,172

Balances at June 30, 2006 (Unaudited)	73,440,000	$734	$—	$(12,890)	$1,078	$(11,078)

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$71,766	$28,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,102	8,742
Amortization of intangibles	219	438
Deferred grant credits	(1,323)	(1,322)
Deferred rental income	(338)	(338)
Deferred rent expense	(114)	(132)
Asset impairment and disposition loss	805	27
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(9,973)	(6,568)
Prepaid expenses	(987)	(1,595)
Margin deposits and guaranty fund assets	59,271	(104,678)
Other current assets	(3,376)	257
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(3,463)	1,079
Accrued salaries and related liabilities	2,713	3,654
Margin deposits and guaranty fund liabilities	(59,271)	104,678
Income tax payable	5,527	(4,032)
Other current liabilities	185	1,983
Other liabilities	286	(1,224)
Retirement obligation	(413)	(178)

Net cash provided by operating activities	70,616	28,840

Cash flows from investing activities
(Increase) decrease in collateral from securities lending program	(303,288)	(1,627,011)
(Increase) decrease in securities purchased under agreements to resell	2,100	(7,342)
(Increase) decrease in marketable securities	(44,672)	(13,399)
Capital expenditures	(6,163)	(6,350)
(Increase) decrease in other assets	(1,909)	95

Net cash used in investing activities	(353,932)	(1,654,007)

Cash flows from financing activities
Proceeds from issuance of preferred stock	160,000	—
Costs related to issuance of preferred stock	(6,902)	—
Increase in obligation to return collateral under securities lending program	303,288	1,627,011
Dividends paid	(193,600)	(3,500)

Net cash provided by financing activities	262,786	1,623,511

Net decrease in cash and cash equivalents	(20,530)	(1,656)
Cash and cash equivalents, beginning of period	35,664	3,084

Cash and cash equivalents, end of period	$15,134	$1,428

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2004, NYMEX Europe Exchange Holdings Limited (“Europe Holdings”) was established as a private limited company incorporated under the laws of England and Wales and is a wholly-owned subsidiary of NYMEX Holdings. In March 2005, NYMEX Europe Limited (“Europe Limited”) was incorporated under the laws of England and Wales as an operating and wholly-owned subsidiary of Europe Holdings. Where appropriate, each European subsidiary will be discussed separately, and collectively will be referred to as the “Europe Exchange.” Europe Exchange is an independent UK-based exchange located in London, England. All trades executed on Europe Exchange are cleared through the Company’s clearinghouse in New York. Europe Exchange commenced operations in September 2005. In June 2006, Europe Exchange ceased its floor trading operations to focus exclusively on electronic trading.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the periods presented.

Certain reclassifications have been made to the unaudited condensed consolidated financial statements to conform to the current presentation. The three- and six-month periods ended June 30, 2006 and 2005 report interest income from securities lending and interest expense from securities lending as separate components of the Company’s net revenues. A reclassification was made to the prior year periods to conform to the current presentation. Interest income from securities lending was previously presented net of related interest expense in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in Item 15(a) of NYMEX Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating FIN No. 48 and the potential effect it will have on its results of operations and financial position.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. The fee paid to JPMorgan is recorded in general and administrative expenses on the Company’s condensed consolidated statements of income. At June 30, 2006, the fair value of the securities on loan was approximately $2.6 billion.

3.	Collateralization

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. The Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at June 30, 2006 and December 31, 2005 was $4.8 million and $6.9 million, respectively.

4.	Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $509,000 and $385,000 at June 30, 2006 and December 31, 2005, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as adjustments by the market data vendor customers. This allowance was $116,000 and $78,000 at June 30, 2006 and December 31, 2005, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. At June 30, 2006, the combined amounts due from vendors with the ten highest receivable balances represented 93% of the total accounts receivable balance. Accounts receivable for market data revenues are included in other current assets on the Company’s condensed consolidated balance sheets.

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized when cash is received. The Company has established a reserve for non-collectible receivables of other revenues in the amount of $554,000 and $512,000 at June 30, 2006 and December 31, 2005, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s condensed consolidated balance sheets.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2.0 million in a fund known as a guaranty fund (the “Guaranty Fund”). The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. Although there is one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPort® Clearing. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $115 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $200 million occurs.

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$3,534	$—	$3,534	$14	$—	$14
Securities held for resale	27,460	2,290	29,750	88,031	4,510	92,541

Total cash and securities	30,994	2,290	33,284	88,045	4,510	92,555

Cash and securities earning interest for members
Money market funds	4,919,050	54,251	4,973,301	4,535,750	—	4,535,750
U.S. Treasuries	14,594,198	181,616	14,775,814	11,513,902	142,866	11,656,768
Letters of credit	2,096,765	—	2,096,765	2,091,909	—	2,091,909

Total cash and securities	21,610,013	235,867	21,845,880	18,141,561	142,866	18,284,427

Total funds	$21,641,007	$238,157	$21,879,164	$18,229,606	$147,376	$18,376,982

6.	Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At June 30, 2006 and December 31, 2005, the notes payable balance, including the current portion, was $85.9 million. At June 30, 2006, the fair value of the notes was approximately $103.9 million.

7.	Stock Purchase Agreement

On March 13, 2006, a special meeting of the stockholders of the Company was held. At that time, the stockholders approved and adopted an amended and restated certificate of incorporation, amended and restated bylaws and a merger with NYMEX Merger Sub, Inc., a newly-formed Delaware corporation and a wholly-owned subsidiary of NYMEX Holdings (“Merger Sub”). These actions, along with the adoption of an amended and restated certificate of incorporation and amended and restated bylaws of NYMEX Exchange, revised NYMEX Holdings’ capital structure in order to sell equity to General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG (collectively “General Atlantic”) pursuant to a previously-disclosed stock purchase agreement (as amended, the “GA Agreement”). The GA Agreement valued NYMEX Holdings’ equity at $1.6 billion, without giving effect to the value of the separate NYMEX Exchange trading rights. General Atlantic did not acquire any trading rights, all of which remained with the owners of Class A memberships in NYMEX Exchange.

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

NYMEX Holdings is the parent company of, and holds the sole outstanding Class B membership in, NYMEX Exchange. The Class B membership in NYMEX Exchange holds all voting and economic rights in NYMEX Exchange, except for the open outcry trading protections granted to the owners of Class A memberships in NYMEX Exchange. Class A memberships in NYMEX Exchange are trading rights but are not entitled to any voting or economic rights in NYMEX Exchange, except for the open outcry trading protections granted to the owners of Class A memberships in NYMEX Exchange. Previously, the common stock of NYMEX Holdings and the corresponding Class A membership interest in NYMEX Exchange were “stapled” together and, therefore, were only permitted to be transferred jointly. Upon consummation of the GA Agreement, the common stock of NYMEX Holdings was “de-stapled” from the Class A membership interests in NYMEX Exchange.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, a company that issues preferred shares that are conditionally redeemable is required to account for the securities in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks, which states that the shares are to be recorded on the company’s balance sheet between total liabilities and stockholders’ equity as a temporary equity item. The amount in temporary equity is the proceeds from the sale of the Preferred Stock, net of issuance costs of $6.9 million. In addition, dividends on the Preferred Stock and accretions of the issuance costs (both charges to retained earnings) are added to arrive at the balance at June 30, 2006.

9.	Consolidated Statements of Stockholders’ (Deficit) Equity

Prior to the Company’s demutualization in November 2000, earnings and paid-in-capital were combined and reported in Members’ Equity on its consolidated financial statements. At the date of demutualization, the balance in Members’ Equity was transferred to Additional Paid-in-Capital. Subsequent to demutualization, earnings are being reported in Retained Earnings on the Company’s condensed consolidated statements of stockholders’ equity.

On March 21, 2006, the board of directors of the Company distributed a special cash dividend of $160 million, previously declared on March 6, 2006, to stockholders of record as of March 13, 2006 in connection with the GA Agreement (see Note 7). On the date of declaration, the balance in Retained Earnings was not sufficient to absorb the dividend due to the classification of the proceeds from the GA Agreement as a temporary equity item (see Note 8). As such, the balance in Additional Paid-in-Capital was reduced to zero and the remainder of the $160 million dividend was a reduction to Retained Earnings. This resulted in a deficit in Retained Earnings as well as Total Stockholders’ Equity at March 31, 2006 and June 30, 2006. If the Preferred Stock (see Note 8) is converted into common stock, which could occur, in accordance with the GA Agreement, at the option of the holder or automatically in the event of an initial public offering by the Company, the balance in temporary equity would be transferred to permanent equity as an increase to Additional Paid-in-Capital.

10.	Earnings per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share, and EITF Topic 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF 03-06 clarifies the use of the two-class method of calculating earnings per share as originally prescribed in SFAS No. 128.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation of the Company’s net income and weighted average shares for calculating basic and diluted earnings per share (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$38,133	$15,627	$71,766	$28,049
Less: Accrued preferred stock dividends	2,206	—	2,622	—
Accretion of preferred stock issuance costs	345	—	410	—

Earnings available to common stockholders	$35,582	$15,627	$68,734	$28,049

Weighted average common shares outstanding	73,440,000	816	44,227,000	816
Participating securities—convertible preferred stock	8,160,000	—	4,914,000	—

Weighted average common shares outstanding—basic and dilutive	81,600,000	816	49,141,000	816

Basic and diluted earnings per share	$0.44	$19,151	$1.40	$34,374

The calculation of diluted earnings per share results in an anti-dilutive effect and, therefore, diluted earnings per share is the same as basic earnings per share.

11.	Incentive Programs

The Company has various discretionary rebate programs that reduce operating costs of certain market participants. These programs were designed to provide incentives to third parties to establish business with the Company and are recorded in general and administrative expenses on the condensed consolidated statements of income. During the three- and six-month periods ended June 30, 2006, these programs totaled $6.7 million and $12.8 million, respectively, compared to $7.0 million and $9.8 million in the comparative prior year periods.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accrued postretirement benefit costs are included in other non-current liabilities in the condensed consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at June 30, 2006 and December 31, 2005 exceed the amount of the accumulated obligations.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s unaudited condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service costs	$109	$88	$218	$176
Interest costs	115	88	230	176
Amortization of prior service costs	(14)	(14)	(28)	(28)
Amortization of net (gain) loss	22	6	44	12

Total net period postretirement benefit cost	$232	$168	$464	$336

14.	Joint Venture

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46”) and its amendment FIN No. 46(R) (revised December 2003) provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this guidance. A variable interest entity is required to be consolidated if the Company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. An entity that consolidates a variable interest entity is called the primary beneficiary.

As disclosed in Note 1 to the condensed consolidated financial statements, the Company has entered into a joint venture agreement with Tatweer Dubai LLC to form DME Holdings. The Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company’s maximum exposure to a loss from the joint venture is limited to its capital commitment, which at June 30, 2006 was approximately $8.5 million, comprised of the total capital commitment of $9.8 million less approximately $1.3 million of losses incurred inception to date. During 2005, the Company made an initial capital contribution of $2.5 million and in the first quarter of 2006 made a second capital contribution of $2.5 million to the joint venture. The Company accounts for its investment under the equity method of accounting whereby its investment is adjusted by any gain or loss it recognizes from the joint venture. For the three- and six-month periods ended June 30, 2006, the Company incurred losses of approximately $0.3 million and $0.7 million, respectively, which is recorded in other expenses on the condensed consolidated statements of income. Although the Company believes that DME Holdings is a variable interest entity, it does not believe that it is the primary beneficiary and, therefore, did not consolidate DME Holdings in its results of operations.

15.	Lease Termination Costs

The Company leased 17,000 square feet of space at 22 Cortlandt Street in New York, New York. During the first quarter of 2006, the Company negotiated with the landlord for an early termination of the lease. In accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS No. 146”), the Company recorded a charge of $1.8 million in the first quarter of 2006 for the estimated amount to be paid. The charge was recorded in occupancy and equipment on the Company’s condensed consolidated statements of income for the quarter ended March 31, 2006. In June 2006, the Company paid the landlord the negotiated lease buy-out amount which thereby terminated its obligation under the lease agreement.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the activity related to the lease termination in accordance with FAS No. 146 (in thousands):

	Lease Temination Costs		Lease Temination Costs
Total expected to be incurred	$1,800	Liability at January 1, 2006	$—

Charges:		Charges	1,800
Quarter ended March 31, 2006	$1,800	Payments	—

Quarter ended June 30, 2006	—	Liability at March 31, 2006	$1,800

Cumulative charges incurred as of June 30, 2006	$1,800	Charges	—

		Payments	(1,800)

		Liability at June 30, 2006	$—

In June 2006, the Company ceased its floor trading operations of Europe Exchange. In connection with this, the Company incurred lease termination costs during the first and second quarters of 2006 on various operating leases it had contracted to support its floor trading operations.

The following tables summarize the activity related to the various Europe Exchange lease terminations in accordance with FAS No. 146 (in thousands):

	Lease Temination Costs		Lease Temination Costs
Total expected to be incurred	$1,556	Liability at January 1, 2006	$—

Charges:		Charges	225
Quarter ended March 31, 2006	225	Payments	—

Quarter ended June 30, 2006	1,331	Liability at March 31, 2006	$225

Cumulative charges incurred as of June 30, 2006	$1,556	Charges	1,331

		Payments	(108)

		Liability at June 30, 2006	$1,448

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash paid for:
Interest	$61,678	$22,188

Income taxes	$53,759	$26,970

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$738	$—

Issuance of common stock	$734	$—

Cumulative redeemable convertible preferred stock dividends and amortization of issue costs	$3,032	$—

17.	Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. In addition, Open Outcry includes the trading and clearing of Europe Limited futures contracts on the trading floor of the Company’s London subsidiary which, as disclosed in Note 1, ceased its floor trading operations in June 2006. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading, NYMEX ClearPort® Clearing and the trading of products on the CME Globex™ electronic trading platform. The Corporate/Other column represents income earned on the Company’s securities lending activities and investments net of fees, interest expense incurred on its obligations, fees incurred on its securities lending activities and any gains and losses incurred on its other investments including the DME joint venture. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Depreciation and amortization and other operating expenses (excluding interest, securities lending fees, bank fees and losses from other investments) are allocated based on the proportion of total revenues attributed to each segment. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Net revenues	$66,189	$56,326	$2,460	$124,975	$54,303	$25,153	$3,047	$82,503
Depreciation and amortization	2,655	2,259	—	4,914	2,704	1,258	—	3,962
Other operating expenses	26,160	22,262	2,298	50,720	32,894	15,236	1,997	50,127

Income before provision for income taxes	37,374	31,805	162	69,341	18,705	8,659	1,050	28,414
Provision for income taxes	16,821	14,314	73	31,208	8,418	3,896	473	12,787

Net income	$20,553	$17,491	$89	$38,133	$10,287	$4,763	$577	$15,627

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Net revenues	$129,632	$104,553	$4,971	$239,156	$104,621	$46,994	$3,568	$155,183
Depreciation and amortization	4,566	3,682	—	8,248	5,595	2,513	—	8,108
Other operating expenses	52,685	42,492	4,677	99,854	63,601	28,568	3,918	96,087

Income (loss) before provision (benefit) for income taxes	72,381	58,379	294	131,054	35,425	15,913	(350)	50,988
Provision (benefit) for income taxes	32,745	26,410	133	59,288	15,937	7,159	(157)	22,939

Net income (loss)	$39,636	$31,969	$161	$71,766	$19,488	$8,754	$(193)	$28,049

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

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, services agreements, operating leases, a capital lease and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of June 30, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	3,313	6,416	6,205	5,994	5,783	41,786	69,497
Services agreements¹	5,408	9,250	10,080	10,270	11,571	30,948	77,527
Operating leases—facilities	1,818	3,477	3,452	3,479	3,758	7,822	23,806
Operating leases—equipment	1,180	1,858	1,555	613	—	—	5,206
Capital lease	83	—	—	—	—	—	83
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$15,419	$24,618	$24,909	$23,973	$24,729	$159,389	$273,037

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME (see Note 19). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligation table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2006 through 2069. For each of the three months ended June 30, 2006 and 2005, rental expense for facilities and the land lease amounted to $0.8 million. For the six months ended June 30, 2006 and 2005, rental expense for facilities and the land lease amounted to $3.4 million and $1.6 million, respectively. Included in the six months ended June 30, 2006 amount is the $1.8 million lease termination charge the Company incurred during the first quarter (see Note 15).

The Company leases space to tenants in its headquarters facility and records the associated rental income in other revenue on the condensed consolidated statements of income. For the three months ended June 30, 2006 and 2005, rental income amounted to $2.1 million and $2.0 million, respectively. For the six months ended June 30, 2006 and 2005, rental income amounted to $4.2 million and $4.0 million, respectively. Future minimum rental income for the years 2006 through 2010 and thereafter is as follows:

(in thousands)
2006	$4,047
2007	7,521
2008	5,640
2009	4,764
2010	4,484
Thereafter	10,778

Total	$37,234

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At June 30, 2006, the Company had contributed a total of $5.0 million.

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

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At June 30, 2006, there were total seat loan balances of $8.2 million and securities pledged against the seat loan balances of $9.7 million.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no events of default during the three and six months ended June 30, 2006, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

By Order and Opinion dated June 30, 2004, the Court granted NYMEX Exchange’s motion and dismissed all of the antitrust counterclaims asserted against NYMEX Exchange. ICE did not appeal this decision.

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal has been fully briefed. Oral argument has yet to be scheduled. This case is ongoing.

19.	Technology Services Agreement

On April 6, 2006, NYMEX Exchange entered into a definitive technology services agreement (the “CME Agreement”) with Chicago Mercantile Exchange Inc. (“CME”), a wholly-owned subsidiary of Chicago Mercantile Exchange Holdings Inc.

Pursuant to the CME Agreement, CME will be the primary electronic trading service provider for NYMEX Exchange’s energy futures and options contracts. Initial trading of NYMEX Exchange energy products on the CME Globex™ electronic trading platform began in the second quarter of 2006, and included side-by-side trading of NYMEX Exchange full-sized cash-settled and NYMEX Exchange miNY™ energy futures contracts for crude oil, natural gas, heating oil and gasoline with NYMEX Exchange’s floor-based products during open outcry trading hours as well as trading when the NYMEX Exchange trading floor is closed. In August 2006, after-hours energy, platinum and palladium physically delivered futures contracts that were traded on NYMEX ACCESS® migrated onto CME Globex™ electronic trading platform. In addition, the Company anticipates, in the third quarter of 2006, that the full suite of physically delivered NYMEX energy, platinum and palladium futures contracts will begin side-by-side trading on the CME Globex™ electronic trading platform during open outcry trading hours. Also under the terms of the CME Agreement, the CME Globex™ electronic trading platform will be the primary electronic trading platform for COMEX Division metals products currently traded electronically on NYMEX ACCESS®, with an anticipated launch in the fourth quarter of 2006.

The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Subsequent Events

On July 6, 2006, the board of directors of the Company voted to declare and distribute a cash dividend of $5 million to stockholders of record as of July 20, 2006.

On July 17, 2006, NYMEX Holdings filed a registration statement on Form S–1 (the “Registration Statement”) and a preliminary proxy statement (the “Proxy”) with the U.S. Securities and Exchange Commission (“SEC”) in connection with a proposed initial public offering of its common stock. In addition to the shares of common stock to be sold in the offering by NYMEX Holdings, additional shares may be included by existing stockholders who will be afforded the opportunity to sell in the offering. The timing of the initial public offering is dependent upon several factors, including market conditions, regulatory review and approval, as well as NYMEX Holdings stockholder approval. As a result, both the Registration Statement and the Proxy will be amended in the future.

On August 2, 2006, the board of directors of the Company and the COMEX Governors Committee reached an agreement in principle regarding COMEX Division member rights.

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

Since its founding 134 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon 2005 volume of approximately 215 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas, and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes. NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The NYMEX ClearPort® Clearing system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 260 energy futures contracts.

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

Market Conditions

For the three months ended June 30, 2006, the total volume of futures and options contracts traded and/or cleared was 71.3 million contracts, an increase of 18.0 million contracts or 33.9% from 53.3 million contracts for the same period last year.

For the six months ended June 30, 2006, the total volume of futures and options contracts traded and/or cleared was 138.4 million contracts, an increase of 37.7 million contracts or 37.5% from 100.7 million contracts for the same period last year.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPort® Clearing. Included in the NYMEX Division volumes are futures contracts of Europe Limited, the Company’s European subsidiary, that were traded on the subsidiary’s trading floor in London, England, which ceased operations during the second quarter of 2006. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. These volumes also include cash settlement transactions for contracts cleared on NYMEX ClearPort® Clearing for which transaction fees are assessed. Prior to the filing of the quarterly report on Form 10-Q for the period ended March 31, 2006, cash settlement transactions were listed as part of the NYMEX Division volumes labeled as “other.” Since the cash settlement transactions are for NYMEX ClearPort® Clearing contracts, the prior period volume information has been adjusted to include such transactions in NYMEX ClearPort® Clearing for comparative purposes. Open interest represents the number of contracts at June 30, 2006 and 2005 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets—NYMEX Division

For the three months ended June 30, 2006, the volume of futures and options contracts traded and cleared on the NYMEX Division was 43.9 million contracts, an increase of 7.7 million contracts or 21.2% from 36.2 million contracts for the same period last year.

For the six months ended June 30, 2006, the volume of futures and options contracts traded and cleared on the NYMEX Division was 85.9 million contracts, an increase of 16.6 million contracts or 24.0% from 69.3 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Futures and Options Contracts Traded and Cleared

For the Three Months Ended June 30,

	2006	2005
	(in thousands)
Light sweet crude oil	22,984	20,238
Henry Hub natural gas	8,907	7,327
N.Y. heating oil	3,450	3,512
N.Y. harbor gasoline	3,552	3,783
Other	4,959	1,329

Total	43,852	36,189

NYMEX Division Futures and Options Contracts Traded and Cleared

For the Six Months Ended June 30,

	2006	2005
	(in thousands)
Light sweet crude oil	45,509	38,203
Henry Hub natural gas	16,929	14,281
N.Y. heating oil	7,073	7,200
N.Y. harbor gasoline	7,448	7,274
Other	8,962	2,359

Total	85,921	69,317

NYMEX Division Futures and Options Contracts Open Interest

At June 30,

	2006	2005
	(in thousands)
Light sweet crude oil	3,211	2,291
Henry Hub natural gas	2,130	1,507
N.Y. heating oil	212	273
N.Y. harbor gasoline	204	212
Other	387	187

Total	6,144	4,470

Light Sweet Crude Oil

For the three months ended June 30, 2006, total futures and options contract volume was 23.0 million contracts, an increase of 2.8 million contracts or 13.6% from 20.2 million contracts for the same period last year.

For the six months ended June 30, 2006, total futures and options contract volume was 45.5 million contracts, an increase of 7.3 million contracts or 19.1% from 38.2 million contracts for the same period last year.

The Company believes that the increases in total futures and options contract volume for both the three- and six-month periods were due, in part, to the continued uncertainty of global oil supplies. Political events in major oil producing countries in the Middle East and Africa continue to heighten concerns over the reliability of oil exports from such countries. As a result, increased volatility and record high price levels have continued to push both futures and options volumes higher.

Henry Hub Natural Gas

For the three months ended June 30, 2006, total futures and options contracts volume was 8.9 million contracts, an increase of 1.6 million contracts or 21.6% from 7.3 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the three-month period was due, in part, to higher volatility related to higher than average natural gas storage levels and higher crude oil prices. The quarter began with natural gas storage levels 63% higher than the trailing five-year average and 33% above the comparable prior year period, as reported by the Energy Information Agency. While higher storage levels are typically bearish for natural gas prices, higher crude oil prices had the effect of lowering the relative price per BTU for natural gas. The market’s attempt to reconcile these factors led to increased volatility and trading activity in the natural gas market.

For the six months ended June 30, 2006, total futures and options contracts volume was 16.9 million contracts, an increase of 2.6 million contracts or 18.5% from 14.3 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the six-month period was due, in part, to higher volatility related to a significant decline in the price of natural gas during 2006. The price decline can be directly related to the unusually warm winter weather, as January 2006 was the warmest January on record for the United States according to the National Weather Service. The warm winter allowed natural gas supplies to remain high heading into the second quarter of 2006. As supplies decreased during the quarter, it created uncertainty in the natural gas market which also led to increased trading activity.

New York Heating Oil

For the three months ended June 30, 2006, total futures and options contracts volume was 3.5 million contracts, a slight decrease of less than 0.1 million contracts or 1.8% compared to the same period last year.

For the six months ended June 30, 2006, total futures and options contracts volume was 7.1 million contracts, a decrease of 0.1 million contracts or 1.8% from 7.2 million contracts for the same period last year.

The Company believes that the decreases in total futures and options contract volume for both the three- and six-month periods were due, in part, to a decrease in the price volatility of heating oil compared to the prior year resulting in decreases in options trading volume. This was offset, in part, by a slight increase in futures trading volume as strong global demand and continued concerns surrounding limited refining capacity resulted in increased futures trading activity.

New York Harbor Unleaded Gasoline

For the three months ended June 30, 2006, total futures and options contracts volume was 3.6 million contracts, a decrease of 0.2 million contracts or 6.1% from 3.8 million contracts for the same period last year.

The Company believes that the decrease in total futures and options contract volume for the three-month period was due, in part, to reduced trading activity during a transition period that has occurred in the gasoline market as the current futures contract for reformulated gasoline for blending with MTBE is in the process of being phased out in accordance with the Energy Policy Act of 2005, and replaced with a reformulated blend- stock for oxygen blending futures contract.

For the six months ended June 30, 2006, total futures and options contracts volume was 7.4 million contracts, an increase of 0.1 million contracts or 2.4% from 7.3 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the six-month period was due, in part, to an increase in volatility caused by the price of gasoline and record high price differentials between gasoline and crude oil when compared to the same period last year. Gasoline prices continued to rise during the current quarter driven by strong consumer demand and refinery capacity limitations.

Metals Market—COMEX Division

For the three months ended June 30, 2006, the volume of futures and options contracts traded and cleared for the COMEX Division was 9.8 million contracts, an increase of 2.4 million contracts or 31.1% from 7.4 million contracts for the same period last year.

For the six months ended June 30, 2006, the volume of futures and options contracts traded and cleared for the COMEX Division was 19.6 million contracts, an increase of 4.8 million contracts or 32.7% from 14.8 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Futures and Options Contracts Traded and Cleared

For the Three Months Ended June 30,

	2006	2005
	(in thousands)
Gold	6,143	4,335
Silver	2,546	1,787
High grade copper	1,075	1,317
Aluminum	3	10

Total	9,767	7,449

COMEX Division Futures and Options Contracts Traded and Cleared

For the Six Months Ended June 30,

	2006	2005
	(in thousands)
Gold	12,662	9,231
Silver	4,888	3,251
High grade copper	2,052	2,270
Aluminum	9	23

Total	19,611	14,775

COMEX Division Futures and Options Contracts Open Interest

At June 30,

	2006	2005
	(in thousands)
Gold	577	649
Silver	255	180
High grade copper	86	126
Aluminum	1	5

Total	919	960

Gold

For the three months ended June 30, 2006, total futures and options contract volume was 6.1 million contracts, an increase of 1.8 million contracts or 41.7% from 4.3 million contracts for the same period last year.

For the six months ended June 30, 2006, total futures and options contract volume was 12.7 million contracts, an increase of 3.5 million contracts or 37.2% from 9.2 million contracts for the same period last year.

The Company believes that the increases in total futures and options contract volume for both the three- and six-month periods were due, in part, to the fear of increased inflation as a result of continued escalating energy prices, global geopolitical events and a weakened U.S. currency compared to other international currencies. In addition, an increase in gold storage as collateral for exchange traded gold funds has reduced the quantity available for commercial and financial use which, in turn, has led to increased trading activity.

Silver

For the three months ended June 30, 2006, total futures and options contract volume was 2.5 million contracts, an increase of 0.7 million contracts or 42.5% from 1.8 million contracts for the same period last year.

For the six months ended June 30, 2006, total futures and options contract volume was 4.9 million contracts, an increase of 1.6 million contracts or 50.4% from 3.3 million contracts for the same period last year.

The Company believes that the increases in total futures and options contract volume for both the three- and six-month periods were due, in part, to the increased appeal of silver as an alternative investment, which resulted in an increase in demand and, in turn, a decline in inventories. These factors resulted in increased hedging and speculative demand for silver futures and options.

High Grade Copper

For the three months ended June 30, 2006, total futures and options contract volume was 1.1 million contracts, a decrease of 0.2 million contracts or 18.4% from 1.3 million contracts for the same period last year.

For the six months ended June 30, 2006, total futures and options contract volume was 2.1 million contracts, a decrease of 0.2 million contracts or 9.6% from 2.3 million contracts for the same period last year.

The Company believes that the decreases in total futures and options contract volume for both the three- and six-month periods were due, in part, to continued declining global warehouse stocks as a result of increased international demand, strong housing starts and supply disruptions in various parts of the world, which led to increased price levels and volatility. During the first quarter of 2006, increases in the price levels and volatility led to increased hedging and speculative demand for copper futures. However, the even higher levels reached during the current quarter led to, among other factors, increases in margin requirements for Exchange customers which dampened hedging and speculative demand for copper futures.

NYMEX ClearPort® Clearing

For the three months ended June 30, 2006, total futures and options contract clearing volume was 17.7 million contracts, an increase of 8.1 million contracts or 84.1% from 9.6 million contracts for the same period last year.

For the six months ended June 30, 2006, total futures and options contract clearing volume was 32.9 million contracts, an increase of 16.3 million contracts or 98.0% from 16.6 million contracts for the same period last year.

For the three- and six-month periods ended June 30, 2006, there was significant growth in natural gas clearing volume through NYMEX ClearPort® Clearing. The Company believes this growth was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered, as well as additional products for petroleum, electricity and coal on NYMEX ClearPort® Clearing contributed to this increase.

NYMEX ClearPort® Clearing Futures and Options Contracts

For the Three Months Ended June 30,

	2006	2005
	(in thousands)
Natural gas	16,711	8,813
Electricity	344	620
Petroleum products	645	180
Coal	12	6
Other	1	—

Total	17,713	9,619

NYMEX ClearPort® Clearing Futures and Options Contracts

For the Six Months Ended June 30,

	2006	2005
	(in thousands)
Natural gas	31,211	15,349
Electricity	755	896
Petroleum products	895	353
Coal	23	9
Other	2	—

Total	32,886	16,607

NYMEX ClearPort® Clearing Futures and Options Contracts Open Interest

At June 30,

	2006	2005
	(in thousands)
Natural gas	8,692	4,216
Electricity	318	200
Petroleum products	407	104
Coal	5	2
Other	1	—

Total	9,423	4,522

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Overview

Net income for the three months ended June 30, 2006 was $38.1 million, an increase of $22.5 million from $15.6 million for the same period last year. This increase was the result of net revenues increasing by $42.5 million, which was partially offset by increases in operating expenses and income taxes of $1.6 million and $18.4 million, respectively.

Net income for the six months ended June 30, 2006 was $71.8 million, an increase of $43.8 million from $28.0 million for the same period last year. This increase was the result of net revenues increasing by $84.0 million, which was partially offset by increases in operating expenses and income taxes of $3.9 million and $36.3 million, respectively.

The increases in net revenues for both the three- and six-month periods were due to an increase in clearing and transaction fees from higher trading and clearing volumes and market data fees from the implementation of a new price structure which went into effect on January 1, 2006. The increases in operating expenses for both the three- and six-month periods were due primarily to increases in salaries and employee benefits offset, in part, by decreases in professional services. In addition, an increase in general and administrative costs contributed to the increase during the six-month period.

The following table summarizes the components of net income for the three and six months ended June 30, 2006 and 2005 (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$124,975	$82,503	$239,156	$155,183
Total expenses	55,634	54,089	108,102	104,195

Income before provision for income taxes	69,341	28,414	131,054	50,988
Provision for income taxes	31,208	12,787	59,288	22,939

Net income	$38,133	$15,627	$71,766	$28,049

Basic and diluted earnings per share	$0.44	$19,151	$1.40	$34,374

Revenue

Clearing and Transaction Fees

For the three months ended June 30, 2006, clearing and transaction fees were $103.3 million, an increase of $37.6 million or 57.4% from $65.7 million for the same period last year.

For the six months ended June 30, 2006, clearing and transaction fees were $195.8 million, an increase of $71.7 million or 57.8% from $124.1 million for the same period last year.

The increases for both the three- and six-month periods were due to higher floor trading and NYMEX ACCESS® volumes on both the NYMEX Division and COMEX Division, higher NYMEX ClearPort® Clearing volumes and higher NYMEX miNY™ volumes.

For the three and six months ended June 30, 2006, average revenue per contract was $1.45 and $1.41, respectively, increases of $0.22 and $0.18 per contract, respectively, compared to the same periods last year. These increases were due to higher average rates per contract on the NYMEX Division and COMEX Division floor trading resulting from a shift in the customer trading mix, as certain customers are charged higher rates per trade than others. In addition, increases in the percentage of volume on NYMEX ACCESS®, NYMEX ClearPort® Clearing and NYMEX miNY™ contributed to the overall rate increase as these venues charge higher rates per trade.

Market Data Fees

For the three months ended June 30, 2006, market data fees were $15.9 million, an increase of $5.0 million or 46.1% from $10.9 million for the same period last year.

For the six months ended June 30, 2006, market data fees were $31.3 million, an increase of $9.4 million or 42.6% from $21.9 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to the implementation of a new price structure that went into effect on January 1, 2006. Increases in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase.

Interest Income and Interest Expense from Securities Lending

For the three months ended June 30, 2006, interest income from securities lending was $33.3 million, an increase of $20.3 million or over 150% from $13.0 million for the same period last year.

For the six months ended June 30, 2006, interest income from securities lending was $60.5 million, an increase of $40.6 million or over 200% from $19.9 million for the same period last year.

The increases for both the three- and six-month periods were due to increased lending which, in turn, resulted in higher collateral for the Company to invest. Interest expense from securities lending increased as a result of the increase in the corresponding liability on the collateral.

Other, Net

For the three months ended June 30, 2006, other revenues were $3.3 million, an increase of $0.4 million or 11.8% from $2.9 million for the same period last year.

For the six months ended June 30, 2006, other revenues were $7.1 million, an increase of $1.5 million or 27.1% from $5.6 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to royalty fees, as the Company has license agreements for which it is paid for the use of certain settlement prices, and rental income. In addition, floor fines levied by the Company contributed to the increase for the six-month period.

Investment Income, Net

For the three months ended June 30, 2006, investment income was $1.4 million, a decrease of $0.9 million from $2.3 million for the same period last year.

The decrease for the three-month period was due primarily to unrealized losses in the current year period compared to unrealized gains in the prior year period.

For the six months ended June 30, 2006, investment income was $2.8 million, an increase of $0.4 million from $2.4 million for the same period last year.

The increase for the six-month period was due primarily to interest income from municipal and government obligations due to higher interest rates in the current year period.

Operating Expenses

Salaries and Employee Benefits

For the three months ended June 30, 2006, salaries and employee benefits were $19.2 million, an increase of $4.2 million or 27.9% from $15.0 million for the same period last year.

For the six months ended June 30, 2006, salaries and employee benefits were $37.5 million, an increase of $7.4 million or 24.6% from $30.1 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, compared to the same periods last year.

Occupancy and Equipment

For the three months ended June 30, 2006, occupancy and equipment expenses were $5.8 million, a decrease of $0.9 million or 13.1% from $6.7 million for the same period last year.

The decrease for the three-month period was due primarily to lower repair and maintenance charges on the Company’s headquarters facility. In addition, lower rent expense on one of the properties the Company leases contributed to the decrease, as a lease termination charge was recorded in the three-month period ended March 31, 2006 and, therefore, no rent expense was charged for this property during the current three-month period (see Note 15 to the unaudited condensed consolidated financial statements). Partially offsetting these decreases was an increase in rent expense on the Company’s trading floor and office space in London, England, as the comparable prior year period did not include three full months of rent expense.

For the six months ended June 30, 2006, occupancy and equipment expenses were $14.0 million, an increase of $0.4 million or 2.9% from $13.6 million for the same period last year.

The increase for the six-month period was due primarily to lease termination costs the Company incurred in regards to one of the properties it leases and an increase in rent expense on the Company’s trading floor and office space in London, England, as the comparable prior year period did not include six full months of rent expense. This increase was offset, in part, by reduced repair and maintenance charges on the Company’s headquarters facility during the current year period.

Depreciation and Amortization

For the three months ended June 30, 2006, depreciation and amortization expenses were $4.9 million, an increase of $0.9 million or 24.0% from $4.0 million for the same period last year.

For the six months ended June 30, 2006, depreciation and amortization expenses were $8.2 million, an increase of $0.1 million or 1.7% from $8.1 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to accelerated depreciation recorded on certain leasehold improvements and equipment. In March 2006, the Company decided that it would cease its floor trading operations of Europe Exchange and focus exclusively on electronic trading. The Company anticipated that the trading floor would close around June 30, 2006. Based on this timeframe, the Company made a change in estimate to the useful life of certain leasehold improvements and equipment. The net book value of the leasehold improvements and equipment that pertained to the trading floor operations were written off over their shortened useful life in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

Partially offsetting these increases were lower depreciation charges on certain assets during the three-and six-month periods ended June 30, 2006. The prior year periods include depreciation on assets that were purchased in 2001 and 2002. Capital expenditures for these years were significantly higher compared to more recent years. A majority of these assets were depreciated over an estimated useful life of two to five years and were fully depreciated in 2005 and, therefore, not depreciated during the current three- and six-month periods.

General and Administrative

For the three months ended June 30, 2006, general and administrative expenses were $13.7 million, a decrease of $1.4 million or 9.4% from $15.1 million for the same period last year.

The decrease for the three-month period was due primarily to lower transaction costs incurred for the trading of products on the CME Globex™ electronic trading platform. The prior year period included three months of fees for the trading of e-miNYSM contracts on Globex®. The agreement for the trading of e-miNYSM contracts on Globex® ended in November 2005. The current year period includes less than one month of CME Globex™ fees, as the Company entered into a new technology services agreement with CME during the current quarter (see Note 19 to the unaudited condensed consolidated financial statements).

For the six months ended June 30, 2006, general and administrative expenses were $26.1 million, an increase of $1.9 million or 8.0% from $24.2 million for the same period last year.

The increase for the six-month period was due primarily to higher transaction incentives the Company incurred during the current year period, which it believes are necessary in promoting business with the Company

(see Note 11 to the unaudited condensed consolidated financial statements). Partially offsetting this increase is a decrease in transaction costs incurred during the current year period for the trading of products on the CME Globex™ electronic trading platform as noted above.

Professional Services

For the three months ended June 30, 2006, professional services expenses were $4.2 million, a decrease of $2.4 million or 36.5% from $6.6 million for the same period last year.

For the six months ended June 30, 2006, professional services expenses were $7.5 million, a decrease of $7.5 million or 49.8% from $15.0 million for the same period last year.

The decreases for both the three- and six-month periods were due primarily to lower consulting and legal fees, as the prior year periods reported a significant amount of costs relating to the Company’s international business expansion initiatives.

Telecommunications

For the three months ended June 30, 2006, telecommunications expenses were $1.8 million, an increase of $0.1 million or 9.7% from $1.7 million for the same period last year.

For the six months ended June 30, 2006, telecommunications expenses were $3.5 million, an increase of $0.1 million or 3.0% from 3.4 million for the same period last year.

The increases for the three- and six-month periods were due primarily to higher data communication expenses needed to support the growth in market data fees. These increases were partially offset by decreases in telephone related costs during the current year periods.

Marketing

For the three months ended June 30, 2006, marketing expenses were $1.8 million, an increase of $0.7 million or 67.1% from $1.1 million for the same period last year.

For the six months ended June 30, 2006, marketing expenses were $2.7 million, an increase of $0.9 million or 48.5% from $1.8 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to higher advertising and other marketing expenses attributable to the Company’s expansion initiatives.

Other Expenses

For the three months ended June 30, 2006, other expenses were $2.6 million, an increase of $0.3 million or 13.1% from $2.3 million for the same period last year.

For the six months ended June 30, 2006, other expenses were $5.1 million, an increase of $0.6 million or 14.2% from $4.5 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to losses the Company incurred in connection with its joint venture agreement (see Note 14 to the unaudited condensed consolidated financial statements).

Interest Expense

For the three and six months ended June 30, 2006, interest expense was $1.7 million and $3.3 million, respectively, down slightly from the same periods last year. The decreases for both the three- and six-month periods were due to a lower principal balance on the Company’s long-term debt during the current year periods.

Provision for Income Taxes

The Company’s effective tax rate was 45.2% for the six months ended June 30, 2006, compared to 45.0% for the same period last year. The difference between the effective tax rates was due primarily to a lower proportion of tax-exempt income as a result of higher pre-tax income in the current year. In addition, the non-deductibility of certain losses and/or expenses the Company has incurred in relation to its international joint venture agreement contributed to the increase in the effective tax rate.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At June 30, 2006, the Company had $165.6 million in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at June 30, 2006 was $147.9 million.

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

The following table is a summary of significant cash flow categories for the six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$70,616	$28,840
Investing activities	(353,932)	(1,654,007)
Financing activities	262,786	1,623,511

Net decrease in cash and cash equivalents	$(20,530)	$(1,656)

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses, income taxes and payments to members and third parties under certain incentive programs.

Net cash provided by operating activities for the six months ended June 30, 2006 was $70.6 million, an increase of $41.8 million compared to the same period last year. This increase was due primarily to an increase in net revenues offset, in part, by an increase in income tax payments during the current year period.

Under its securities lending program with JPMorgan, the Company lends out securities in exchange for cash collateral which, in turn, is invested on an overnight basis. The cash collateral received is recorded as a liability and presented in financing activities on the Company’s condensed consolidated statements of cash flows. The corresponding investment is recorded as an asset and presented in investing activities on the Company’s condensed consolidated statements of cash flows.

Net cash used in investing activities for the six months ended June 30, 2006, exclusive of securities purchased under the securities lending program, was $50.6 million, an increase of $23.6 million compared to the same period last year. This increase was due primarily to the investment of higher operating cash flow into marketable securities.

Net cash used in financing activities for the six months ended June 30, 2006, exclusive of cash received under the securities lending program, was $40.5 million, an increase of $37.0 million compared to the same period last year. This increase was due primarily to cash dividends paid to the Company’s common stockholders totaling $193.6 million offset, in part, by $160 million the Company received in connection with its sale of a 10% equity interest in the Company (see Note 7 to the unaudited condensed consolidated financial statements). The Company paid cash dividends to its common stockholders totaling $3.5 million in the prior year period. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At June 30, 2006 and December 31, 2005, cash and investments were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$15,134	$35,664
Securities purchased under agreements to resell	4,800	6,900
Marketable securities	145,665	100,993

	$165,599	$143,557

Included in marketable securities at June 30, 2006 are investments totaling $11.9 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 12 to the unaudited condensed consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 18 to the unaudited condensed consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2.0 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 5 to the unaudited condensed consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2006 and December 31, 2005.

In accordance with the Company’s securities lending program, JPMorgan, as agent, will lend on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and Guaranty Fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines (see Note 2 to the unaudited condensed consolidated financial statements).

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, services agreements, operating leases, a capital lease and other contracts.

A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of June 30, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	3,313	6,416	6,205	5,994	5,783	41,786	69,497
Services agreements¹	5,408	9,250	10,080	10,270	11,571	30,948	77,527
Operating leases—facilities	1,818	3,477	3,452	3,479	3,758	7,822	23,806
Operating leases—equipment	1,180	1,858	1,555	613	—	—	5,206
Capital lease	83	—	—	—	—	—	83
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$15,419	$24,618	$24,909	$23,973	$24,729	$159,389	$273,037

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME (see Note 19). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligation table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

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

Responsibility for Financial Reporting

The Company’s management is responsible for the preparation, integrity and objectivity of the unaudited condensed consolidated financial statements and related notes, and the other financial information contained in this Quarterly Report on Form 10-Q. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are considered by management to present fairly the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements include certain amounts that are based on management’s estimates and judgments, giving due consideration to materiality.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal and interest cash flows for the years 2006 through 2010 and thereafter:

Principal Amounts by Expected Maturity

At June 30, 2006

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2006	$428	$1,377	$1,805	4.94%
2007	407	2,901	3,308	4.95%
2008	535	2,758	3,293	4.95%
2009	5,062	2,744	7,806	4.95%
2010	9,312	2,480	11,792	4.93%
Thereafter	43,550	10,793	54,343	4.11%

Total	$59,294	$23,053	$82,347

Fair Value	$62,530

Liabilities
Corporate Debt
2006	$2,817	$3,313	$6,130	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
Thereafter	71,830	41,786	113,616	7.78%

Total	$85,915	$69,497	$155,412

Fair Value	$103,919

Interest Rate Risk

Investment Income, Net

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three and six months ended June 30, 2006 was $1.4 million and $2.8 million, respectively. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $145.7 million at June 30, 2006. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

Credit Risk

NYMEX Division bylaws authorize its board of directors to fix the annual dues of the owners of the Class A memberships and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX Division’s board of directors may determine. NYMEX Division’s board of directors may waive the payment of dues by all owners of Class A memberships or by individual members as it determines. COMEX Division Bylaws provide its board of directors with similar powers relating to dues, assessments and fees with respect to owners of COMEX Division memberships, provided that such dues and assessments (or fee surcharges in lieu thereof) may not be imposed (other than in connection with certain merger-related events) without the consent of the COMEX Governors Committee and that the ability of COMEX Division’s board of directors to impose such fees are subject to the limitations.

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

Despite the Company’s authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Company believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Exchange would have recourse to such member and the proceeds from the Company’s sale of such member’s collateral would apply towards any outstanding obligations to the Exchange of such member. Recourse to a member’s collateral, however, may not be of material value in the case of large defaults that result in assessments greater in value than the collateral, particularly when the collateral’s value declines markedly in price as a consequence of the default.

Additionally, the Company intends to enter into a revolving credit agreement. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

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

Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated June 30, 2004, the Court granted NYMEX Exchange’s motion and dismissed all of the antitrust counterclaims asserted against NYMEX Exchange. ICE did not appeal this decision.

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal has been fully briefed. Oral argument has yet to be scheduled. This case is ongoing.

Item 1A.	Risk Factors

The Company updated its risk factors from those previously disclosed in Item 1A of Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our operations.

Risks relating to our business

Intense competition could have a material adverse effect on our market share and financial performance

The derivatives exchange industry is highly competitive. Many of our competitors and potential competitors have greater distribution and/or have greater financial resources than we do. Many of our competitors also have greater access to capital markets as well as more substantial marketing capabilities and technological and personnel resources.

Our competitors have increased their development of electronic trading, which could substantially increase competition for some or all of the products and services we currently provide. In addition, our competitors may:

•	respond more quickly to competitive pressures;

•	develop and expand their network infrastructures and service offerings more efficiently;

•	adapt more swiftly to new or emerging technologies and changes in customer requirements;

•	develop products similar to the products we offer that are preferred by our customers;

•	develop new risk transfer products that compete with our products;

•	price their products and services more competitively;

•	utilize more advanced, more user-friendly and more reliable technology;

•	take greater advantage of acquisitions, alliances and other opportunities;

•	more effectively market, promote and sell their products and services; and

•	exploit regulatory disparities between traditional, regulated exchanges and alternative or foreign markets that benefit from a reduced regulatory burden and a lower-cost business model.

Our current and prospective competitors are numerous and include futures and other derivatives exchanges, securities exchanges, electronic communications networks, crossing systems and similar entities, consortia of large customers and some of our clearing member firms and interdealer brokerage firms. We may also face competition in our market data services business from market data and information vendors and other clearinghouses.

As a result of this competition, we may be limited in our ability to retain our current customers or attract new customers to our markets, products and services. In addition, we may lose customers because of more economical alternatives offered from competitors with comparable products, services or trade execution services. We expect that competition will intensify in the future. Such competition is likely to include price competition, which could have a material adverse effect on our business. Our business could be materially adversely affected if we fail to attract new customers, lose a substantial number of our current customers to competitors or experience significant decreases in our pricing.

In addition, clearinghouse brokers currently receive a fee for bringing us off-exchange trades to clear. Should a competitor clearinghouse offer higher fees, we could lose business or be forced to pay higher fees, which could have a material adverse effect on our business as a whole.

Our trading volume, and consequently our revenues and profits, could be materially adversely affected if we are unable to retain our current customers or attract new customers or if derivatives trading volume in general decreases

The success of our business depends, in part, on our ability to maintain and increase our trading volume and the resulting exchange fees. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. In addition, our success depends on our ability to attract and retain new customers who trade our products. We may be unable to continue to expand the number of products that we offer, to retain our existing customers or to attract new customers. Our management may make certain decisions that are designed to enhance stockholder value, which may lead to decisions or outcomes with which our customers disagree. These changes may make us less attractive to our customers and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. Although our members currently pay us prices that are lower than those paid to us by non-members, we cannot assure you that our members will continue to receive beneficial pricing. A material decrease in member trading activity would negatively impact trading volume and liquidity in our products and reduce our revenues. If we fail to expand our product offerings or execution facilities, or lose a substantial number of our current customers, or are unable to attract new customers, our business will be adversely affected. Furthermore, declines in our trading volume may negatively impact market liquidity on our Exchange, which would result in lower exchange fee revenues and could materially adversely affect our ability to retain our current customers or attract new customers.

We are competing aggressively for new participants, many of whom have only recently begun trading in our markets—most notably financial institutions. Competition for these new market entrants among exchanges and trading operations across a variety of markets is intense. If we are unable to attract new market participants, our business could be materially adversely affected.

Our decision to operate both electronic and open-outcry trading venues may cause us to lose trading volume and may materially adversely affect our operating costs, markets and profitability

In response to the increasing acceptance of electronic trading, and to maintain and enhance our competitive position in our futures business, we recently began offering electronic trading side-by-side with our open-outcry trading. We cannot assure you that the market will accept our side-by-side trading, or that we will be able to maintain our market share and liquidity in our products. Our decision to offer side-by-side trading could cause our customers, including those currently trading through our open-outcry trading floor, to alter their trading practices and could result in a loss of customers to competing exchanges. Declining trading volumes on our trading floor may make our futures markets less liquid. As a result, our total revenues may be lower than if we operated only electronic trading or only open-outcry trading platforms. Over time, this decision may prove to be ineffective and costly to us and could ultimately adversely affect our profitability and competitive position.

It is expensive in terms of costs and management and other resources to continue operating two trading venues for the same products. We may not have sufficient resources to adequately fund or manage both trading venues. This may result in resource allocation decisions that materially adversely impact one or both venues. Moreover, to the extent that we continue to operate two trading venues, our board of directors and management may make decisions which are designed to enhance the continued viability of two separate trading venues. These decisions may have a negative impact on the overall competitiveness of each trading venue. See “—Our governing documents provide for the protection and support of open-outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders” and “—Holders of common stock who also own Class A memberships in NYMEX Exchange may have interests that differ from or may conflict with those of holders of common stock who are not also owners of Class A memberships in NYMEX Exchange” and “—The COMEX governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX memberships which may restrict our ability to conduct our business.”

Reductions in the fees we charge resulting from competitive pressures could lower our revenues and profitability

We expect to experience pressure on the fees we charge as a result of competition we face in our commodities futures and off-exchange clearing markets. Some of our competitors offer a broader range of products and services to a larger participant base, and enjoy higher trading volumes, than we do. Consequently, our competitors may be able and willing to offer competing products at lower fees than we currently offer or may be able to offer. As a result of this pricing competition, we could lose both market share and revenues. We believe that any downward pressure on the fees we charge would likely continue and intensify as we continue to develop our business and gain recognition in our markets. A decline in such rates could lower our revenues, which would adversely affect our profitability. In addition, our competitors may offer other financial incentives such as rebates or payments in order to induce trading in their markets, rather than ours. In addition, we may not be able to change the fees of certain of our products due to the rights of owners of Class A memberships in NYMEX Exchange. See “—Our governing documents provide for the protection and support of open-outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders.”

We may not be successful in executing our electronic trading strategy

On April 6, 2006, we announced, pursuant to an agreement with CME, that CME will become the primary electronic trading services provider for our energy futures and options contracts. Access to electronic trading of our products is or will be available virtually 24 hours a day on CME Globex™ electronic trading platform. Initial trading of our energy products on CME Globex™ electronic trading platform began on June 11, 2006 for trade date June 12, 2006, with side-by-side and after-hours trading of our standard–sized and NYMEX miNY™ cash-settled energy futures contracts for crude oil, natural gas, heating oil and gasoline. Also under the terms of the agreement, CME Globex™ electronic trading platform will be the primary electronic trading platform for after-hours trading of metals products currently listed on NYMEX ACCESS®, with an anticipated launch no later than the fourth quarter of 2006. Beginning August 6, 2006 for trade date August 7, 2006, we migrated our after-hours energy, platinum and palladium futures contracts that were traded on NYMEX ACCESS® onto CME Globex™ electronic trading platform. All of our contracts traded on CME Globex™ electronic trading platform are cleared by our clearinghouse. This effort is our response to the request from both market professionals and individual investors for greater choice and flexibility in buying and selling our products. In addition to our liquidity providers, a specified number of CME market makers will be designated by CME to build electronic liquidity at our member rates. While we believe these actions will benefit our electronic trading capabilities, these initiatives may not be successful. Furthermore, certain of our competitors have established electronic trading platforms through which our customers could otherwise trade electronically. Our failure to successfully execute our electronic trading strategy, including side-by-side trading, could have a material adverse impact on our operations. See “—Our decision to operate both electronic and open-outcry trading venues may cause us to lose trading volume and may materially adversely affect our operating costs, markets and profitability” and “—We depend primarily on the Chicago Mercantile Exchange for electronic trading.”

We depend primarily on the Chicago Mercantile Exchange for electronic trading

On April 6, 2006 we announced, pursuant to an agreement with CME, that CME, effective June 11, 2006 for trade date June 12, 2006, is the primary electronic trading services provider for our energy futures and options contracts. Access to electronic trading of our products is or will be available virtually 24 hours a day on CME Globex™ electronic trading platform. We cannot assure you that CME will be able to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services, if necessary, to meet our needs. An interruption in or the cessation of service by CME and our inability to make alternative arrangements in a timely manner, or at all, or significant changes in the fees payable to CME for use of CME Globex™ electronic trading platform, upon expiration of the current agreement, could have a material adverse effect on our business, financial condition and operating results.

Globalization, growth, consolidations and other strategic arrangements may impair our competitive position

The globalization of our business, including our new ventures in London and Dubai, presents a number of inherent risks, including the following:

•	potential difficulty of enforcing agreements through certain foreign legal systems;

•	the evolving global tax treatment of electronic commerce, and the possibility that foreign governments could adopt onerous or inconsistent tax policies with respect to taxation of products traded on our markets or of the services that we provide;

•	tax rates in certain foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	listed derivatives markets are regulated in most nations, and it may be impractical for us to secure or maintain the regulatory approvals necessary for our markets to be accessible from one or more nations;

•	our ability to attract and retain customers and other market participants;

•	general economic and political conditions in the countries from which our markets are accessed may have an adverse effect on our trading from those countries; and

•	it may be difficult or impossible to enforce our intellectual property rights in certain foreign countries.

The liberalization and globalization of the world markets have also resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, the competition among U.S.-based and non-U.S.-based markets and other execution venues has become more intense.

In addition, in the last several years, the structure of the securities industry has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. In 2002, CME completed its initial public offering. The Board of Trade of the City of Chicago (“CBOT”) and IntercontinentalExchange, Inc. (“ICE”) followed with their initial public offerings in 2005. While we intend to opportunistically pursue strategic acquisitions and alliances to enhance our global competitive position, the market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the securities industry, which may adversely affect our ability to find acquisition targets or strategic partners that fit our strategy objectives.

Because of these market trends, we face intense competition. Our inability to anticipate and manage these and other risks effectively could have a material adverse effect on our business as a whole.

Our clearinghouse operations expose us to substantial credit risk of third parties, and our financial condition will be adversely affected in the event of a significant default

Our clearinghouse acts as the counterparty to all trades consummated on or through our Exchange and those consummated off-exchange and cleared through us. As a result, we are exposed to substantial credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of the customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we have policies and procedures to help assure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place measures intended to enable us to cover any default and maintain liquidity. However, these measures may not be sufficient to protect us from a default and we may be materially and adversely affected in the event of a significant default. While not required, we may choose to put a substantial part of our working capital at risk if a clearing firm defaults on its obligations to our clearinghouse and its margin and security deposits are insufficient to meet its obligations.

Proposals of legislation or regulatory changes preventing clearing facilities from being owned or controlled by exchanges, even if unsuccessful, may limit or stop our ability to run a clearinghouse

Many clearing firms have increasingly stressed the importance to them of centralizing clearing of futures contracts and options on futures in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many have expressed the view that clearing firms should control the governance of clearinghouses or that clearinghouses should be operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association, are attempting to cause legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearinghouse to a clearinghouse owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearinghouses for clearing positions established on our Exchange. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our clearinghouse. If any of these events occur, our revenues and profits would be materially and adversely affected.

Our revenues and profitability depend significantly upon trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts

Our revenues depend significantly on trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts. Trading in light sweet crude oil futures and options contracts accounted for 31.0%, 35.4% and 39.5% of our consolidated clearing and transaction fee revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Trading in Henry Hub natural gas futures and options contracts accounted for 16.9%, 17.1% and 25.9% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. A decline in trading volumes or in our market share in these markets, including a decline which results in such markets no longer being considered the benchmarks, lack of price volatility, increased competition, possible regulatory changes, such as the Energy Policy Act of 2005, which phases out the blending of MTBE into gasoline, or adverse publicity and government investigations related to events in the North American natural gas and power markets, could significantly reduce our revenues and jeopardize our ability to remain profitable and grow.

Our business depends in large part on fluctuations in commodities prices

Participants in the markets for energy and precious metals commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven largely by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy commodities markets historically, and precious metals commodities markets recently, have experienced significant price volatility. We cannot predict whether this pattern will continue, or for how long, or if this trend will reverse itself. Were there to be a sustained period of stability in the prices of energy or precious metals commodities, we could experience substantially lower trading volumes, and potentially declines in revenues as compared to recent periods.

In addition to price volatility, we believe that the increase in global energy prices, particularly for crude oil, during the past few years has led to increased trading volume of global energy commodities, including trading volume in our markets. As oil prices have risen to record levels, we believe that additional participants have entered the markets for energy commodities trading to address their growing risk-management needs or to take advantage of greater trading opportunities. If global crude oil prices return to their historically lower levels, it is possible that many market participants, particularly the newer entrants, could reduce their trading activity or leave the trading markets altogether. Global energy prices are determined by many factors, including those listed below, that are beyond our control and are unpredictable. Consequently, we cannot predict whether global energy prices will remain at their current levels, nor can we predict the impact that these prices will have on our future revenues or profitability.

Factors that are particularly likely to affect price volatility and price levels of energy commodities, and thus our trading volume, include:

•	supply and demand of energy commodities;

•	weather conditions affecting certain energy commodities;

•	national and international economic and political conditions;

•	perceived stability of commodities and financial markets;

•	the level and volatility of interest rates and inflation;

•	supply and demand of alternative fuel sources; and

•	financial strength of market participants.

Any one or more of these factors may reduce price volatility or price levels in the markets for energy commodities trading, which in turn could reduce trading activity in those markets, including in our markets. Moreover, any reduction in trading activity could reduce liquidity which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets.

We are unable to predict whether or when these unfavorable conditions may arise in the future or, if they occur, how long or severely they will affect our trading volumes. A significant decline in our trading volumes, due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues, since our transaction fees would decline, and in particular on our profitability, since our revenues would decline faster than our expenses, many of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time, and our trading volumes were to decline substantially and for a long enough period, the liquidity of our markets—and the critical mass of transaction volume necessary to support viable markets—could be jeopardized.

A decline in the availability of commodities traded in our markets could reduce our liquidity and may materially adversely affect our revenues and profitability

Our revenues depend significantly on the continued availability of the commodities underlying the products that we trade. We are thus highly dependent upon such continued availability of the commodities underlying the products traded in our markets. If reserves of the commodities underlying the products that we trade are depleted or additional reserves are not found, we could suffer a material adverse effect on our business, financial condition and operating results.

We depend on our executive officers and other key personnel

Our future success depends in large part upon the continued service of our executive officers, as well as various key management, technical and trading operations personnel. We believe that it is difficult to hire and retain executive management with the skills and abilities desirable for managing and operating a derivatives exchange. The loss of key management could have a material adverse effect on our business, financial condition and operating results. Any of our key personnel, including those with written employment contracts, may voluntarily terminate his or her employment with us. Our future success also depends, in significant part, upon our ability to recruit and retain highly skilled and often specialized individuals as employees. The level of competition in our industry for people with these skills is intense, and from time to time we have experienced losses of key employees. We have historically relied and continue to rely on knowledgeable members of our Exchange to serve on our board of directors. We benefit greatly from such members serving in this capacity. There is no guarantee that we will have the continued service of these members. Significant losses of such key personnel, particularly to competitors, could have a material adverse effect on our business, financial condition and operating results. In addition, the CFTC recently issued a proposed rule that may make the standards for independence of a director stricter than the current standards. There can be no assurance that the proposed rule will pass and, if so, in what form. However, the adoption of such a rule may result in the preclusion of many of our members, on whose service we have historically relied, from continued or future service on our board of directors.

We depend on third party suppliers for services that are important to our business

In addition to our reliance on CME, we depend on a number of suppliers, such as banks, telephone companies, online service providers, data processors and software and hardware vendors for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any service provider and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on our business, financial condition and operating results.

We may be unable to keep up with rapid technological changes

To remain competitive, we will be dependent on the continued enhancement and improvement of the responsiveness, functionality, accessibility and features of our software, network distribution systems and other technologies. In addition, we will be dependent on CME’s ability to enhance and improve the responsiveness, functionality, accessibility and features of its software, network distribution systems and other technologies, including CME Globex™ electronic trading platform. The financial services industry is characterized by rapid technological change, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render obsolete our existing proprietary technology and systems. Our success will depend, in part, on our, and with respect to CME Globex™ electronic trading platform, CME’s, ability to:

•	increase the number of devices, such as trading and order routing terminals, capable of sending orders to our floor and to our electronic trading platform;

•	develop or license leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technology that address the increasingly sophisticated and varied needs of our existing and prospective clients; or

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We, or CME, may be unable to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. We, or CME, may be unable to respond in a timely manner to changing market conditions or customer requirements, and a failure to so respond could have a material adverse effect on our business, financial condition and operating results.

The success of our markets will depend on the availability of electronic trading systems that have the functionality, performance, reliability, speed and liquidity required by our customers

The future success of our business depends in large part on our ability to provide access to interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. We expect that a significant portion of our overall volume will be generated through electronic trading on CME Globex™ electronic trading platform. However, historically a significant amount of the overall volume was generated through our open-outcry trading facilities. CME Globex™ electronic trading platform may not be capable of accommodating all of the complex trading strategies typically used for our options on futures contracts. CME may not complete the development of, or successfully implement, the required electronic functionality for our options on futures contracts. Moreover, our customers who trade options may not accept CME Globex™ electronic trading platform. In either event, our ability to increase trading volume of options on futures contracts on CME Globex™ electronic trading platform would be adversely affected. In addition, if CME is unable to develop its electronic trading systems to include other products and markets, or if their electronic trading systems do not have the required functionality, performance, reliability, speed and liquidity, we may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

Computer and communications systems failures and capacity constraints could harm our reputation and our business

Our failure to operate, monitor or maintain our computer systems and network services, including those systems and services related to our electronic trading platform, or, if necessary, to find replacements for our technology in a timely and cost-effective manner, could have a material adverse effect on our reputation, business, financial condition and operating results. We rely and expect to continue to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Failure of our systems or those of our third party providers, such as CME Globex™ electronic trading platform, may result in one or more of the following effects:

•	suspension of trading;

•	unanticipated disruptions in service to customers;

•	slower response times;

•	delays in trade execution;

•	decreased customer satisfaction;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims;

•	regulatory sanctions; and

•	inability to transmit market data.

Our status as a CFTC registrant requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems or of CME Globex™ electronic trading platform during peak trading times or at times of unusual market volatility could cause our systems or CME Globex™ electronic trading platform to operate slowly or even to fail for periods of time. We monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, our estimates of future trading volume may not be accurate and our systems or CME Globex™ electronic trading platform may not always be able to accommodate actual trading volume without failure or degradation of performance. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us or cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations. We or CME may experience system failures, outages or interruptions on either CME Globex™ electronic trading platform or our open-outcry platform that will materially and adversely affect our business. For example, in April 2005, May 2003 and September 2002, CME experienced technical failures that resulted in a temporary suspension of trading on CME Globex™ electronic trading platform. However, we cannot assure you that if we and/or CME experience system errors or failures in the future that they will not be material.

Any such system failures, outages or interruptions could result from a number of factors, including power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or other events. Any failures that cause an interruption in service or decrease our responsiveness, including failures caused by customer error or misuse of our systems, could impair our reputation, damage our brand name and have a material adverse effect on our business, financial condition and operating results.

Acts beyond our control, including war, terrorism or natural disasters may result in the closing of our trading and clearing operations and render our back-up data and recovery center inoperable

The September 11, 2001 terrorist attack on the World Trade Center, which was located near the building that houses our headquarters and primary trading floors, resulted in the closing of our trading and clearing operations for four business days, and rendered our back-up data and recovery center inoperable. In order to replace our back-up data and recovery site, we leased temporary space in New Jersey while we developed a plan for a permanent business recovery facility outside of New York City. In 2002, we leased space for a suitable permanent recovery site, where we invested in the development of a back-up trading floor and data center. The new recovery site became fully operational in the second quarter of 2003. However, future acts of war, terrorism, natural disasters, human error, power or telecommunications failure or other events may result in the closing of our trading and clearing operations, including any electronic trading effectuated on CME Globex™ electronic trading platform, and render our back-up data and recovery center inoperable. Any such shut down of our operations or CME Globex™ electronic trading platform may have a material adverse effect on our business, financial condition and operating results.

Having our headquarters, primary trading floors and most of our employees and market participants housed in one building in lower Manhattan, notwithstanding having a business recovery facility and plan in place, could allow a catastrophic event to result in a material adverse effect on our business, financial condition and operating results.

Our networks and those of our third party service providers may be vulnerable to security risks

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers, our member firms and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and operating results. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower trading volume and have a material adverse effect on our business, financial condition and operating results.

Declines in the global financial markets may materially and adversely affect our business

Adverse economic and political conditions may cause declines in global financial markets and may affect our operating results. The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the global financial services markets, which could potentially result in reduced trading volume. These events could materially adversely affect our business. These factors include:

•	economic and political conditions in the United States and elsewhere in the world;

•	wavering institutional/consumer confidence levels;

•	the availability of cash for investment by mutual funds and other institutional as well as retail investors; and

•	legislative and regulatory changes.

Acquisitions and strategic partnerships, if any, may not produce the results we expect

We plan to opportunistically pursue acquisitions, strategic partnerships and joint ventures that will allow us to expand our range of products and services, expand the distribution of our products to more customers, and enhance our operational capabilities. However, we cannot assure you that we will be successful in either developing, or fulfilling the objectives of, any such alliance. Further, those activities may strain our resources and may limit our ability to pursue other strategic and business initiatives, including acquisitions, which could have a material adverse effect on our business, financial condition and operating results. Additionally, joint ventures and other partnerships may involve risks not otherwise present for investments made solely by us. For example, we may not control the joint ventures; joint venture partners may not agree to distributions that we believe are appropriate; joint venture partners may not observe their commitments; joint venture partners may have different interests than we have and may take action contrary to our interests; and it may be difficult for us to exit a joint venture after an impasse or if we desire to sell our interest. In addition, conflicts or disagreements between us and our strategic partners or joint venture partners may negatively impact our business.

Our market data fees may be reduced or eliminated by the growth of electronic trading and electronic order entry systems

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data totaled $44.5 million, representing 12.8% of our net revenues, and $32.6 million, or 13.5% of our net revenues, during the years ended December 31, 2005 and 2004, respectively. Electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that fee revenue through terminal usage fees, transaction fees or other increases in revenues.

Our cost structure is largely fixed

We base our overall cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In addition, we may have certain continuing costs related to operations that have terminated, such as our recent closure of our open-outcry futures exchange in London, England. If we are unable to reduce our costs in the amount that our revenues decline, our profitability could be materially adversely affected.

Damage to our reputation could have a material adverse effect on our business

One of our competitive strengths is our reputation and brand name. Our reputation could be harmed in many different ways, including by our regulatory, governance or technology failures or by member or employee misconduct. Damage to our reputation could cause the trading volume on our Exchange to be reduced. We run the risk that our employees or persons who use our markets will engage in fraud or other misconduct, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

Risks relating to our capital structure

Our governing documents provide for the protection and support of open-outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders

In general, a corporation’s board of directors is responsible for the business and affairs of the corporation. Delaware law, however, permits a certificate of incorporation to provide otherwise. As a result of the demutualization transaction in 2000, each NYMEX Exchange membership was converted into one Class A membership in NYMEX Exchange and one share of our common stock (which shares of common stock subsequently were recapitalized 90,000-for-1 upon the closing of the General Atlantic transaction). In connection with providing open-outcry trading protections to the owners of the Class A memberships, neither the board of directors nor our stockholders have any ability to change, or any responsibility or liability with respect to, the trading rights protections afforded to the owners of the Class A memberships (who are not required to be stockholders, but must be owners of Class A memberships in NYMEX Exchange) under the NYMEX Exchange Bylaws.

For as long as open-outcry trading exists at NYMEX Exchange (but in all events until March 14, 2011, unless the owners of Class A memberships agree otherwise), we are committed to (i) maintain our current facility, or a comparable facility, for the dissemination of price information and for open-outcry trading, clearing and delivery and (ii) provide reasonable financial support for technology, marketing and research for open-outcry markets. Additionally, for as long as open-outcry trading exists at NYMEX Exchange (but in all events until March 14, 2011, unless the owners of Class A memberships agree otherwise), none of the following actions may be taken without prior agreement of the owners of the Class A memberships:

•	any new category of fees or category of charges of any kind generally applicable to Class A members and not specifically related to a product or type of product, and for core products only (which include our light sweet crude oil futures and options contracts and natural gas futures and options contracts), any change in fees of any kind;

•	elimination of any product from a Class A member’s trading rights and privileges or the imposition of any restrictions or limitations on such rights and privileges (including, without limitation, the right to lease a Class A member’s trading rights);

•	the elimination, suspension or restriction of open-outcry trading, unless a product is no longer “liquid” in which case open-outcry trading in that particular product may be eliminated, suspended or restricted by our board of directors. For these purposes, “liquid” means a futures or options contract listed for trading on NYMEX Exchange where the total trading volume executed by open- outcry in the applicable trading ring for that contract for the most recent three (3) month period is at least 20% or more of the total trading volume executed by open-outcry in the applicable trading ring for that contract for the three month period immediately preceding the most recent three (3) months;

•	an increase or decrease in the number of Class A memberships, for which the prior agreement of the owners of Class A memberships will be required even if open-outcry trading no longer exists at NYMEX Exchange;

•	issuance of trading permits for current open-outcry products;

•	material changes related to the membership, eligibility or capital requirements to become a member, member firm or clearing member, to lease a membership or to exercise the associated trading or clearing rights or privileges;

•	any change in regular trading hours;

•	changes to current procedures for setting margin requirements;

•	material changes to the eligibility criteria and composition of the committees of NYMEX Exchange;

•	any transaction that causes the clearinghouse to no longer be wholly-owned by NYMEX Exchange; and

•	any change in the economic rights described in the next four paragraphs.

In the event NYMEX Exchange permanently terminates all open-outcry trading of any NYMEX Division product and instead lists such product for trading only via electronic trading, or at least 90% of contract volume of such product is from electronic trading, owners of Class A memberships will receive 10% of the gross revenue attributable to all revenue from the electronic trading of such NYMEX Division product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor), or, if greater, 100% of the revenue from any additional special fee or surcharge applicable to the electronic trading of such NYMEX Division product. This payment will commence at the time of such permanent termination of open-outcry trading or such shift of at least 90% of contract volume to electronic trading for such NYMEX Division product.

In addition, owners of Class A memberships will receive the fees (net of applicable expenses directly related to the establishment and maintenance of the NYMEX miNY™ Designee Program for NYMEX miNY™s traded on the floor of NYMEX Exchange) charged by NYMEX Exchange to participants in such program, for as long as such program exists.

If a new product is introduced on NYMEX Exchange that is not traded by open-outcry, NYMEX Exchange will commence open-outcry trading if so requested by written petition by the owners of a majority of the Class A memberships then outstanding; provided that the board of directors may determine to end such open-outcry trading if, on any annual anniversary of the commencement of open-outcry trading in that product, open-outcry volume for that year is not at least 20% of the total volume for that product (open-outcry volume plus electronic volume) for that year.

In the event that we determine it is advisable to make certain of our cash-settled futures contracts available for physical delivery, we may be required to modify the fees that we charge on such contracts. Any change in fees for core products (including light sweet crude oil futures and options contracts and natural gas futures and options contracts) would require the consent of the owners of the Class A memberships. If the owners of the Class A memberships do not approve the fee modifications, we may be precluded from making certain of our cash-settled futures contracts available for physical delivery, which could have a material adverse effect on our business, financial condition and results of operations.

Accordingly, owners of Class A memberships may have interests that differ from or may conflict with those of holders of our common stock.

Holders of common stock who also own Class A memberships in NYMEX Exchange may have interests that differ from or may conflict with those of holders of common stock who are not also owners of Class A memberships in NYMEX Exchange

The holders of our common stock who also own Class A memberships in NYMEX Exchange will, if voting in the same manner on any matters, control the outcome of a vote on all such matters submitted to our stockholders for approval, including electing directors and approving changes of control. See “—Our governing documents provide for the protection and support of open-outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders.” In addition, 10 of the 15 members of the board of directors are members of NYMEX Exchange.

Additionally, we are dependent upon the revenues from the trading and clearing activities of the members of NYMEX Exchange. This dependence also gives NYMEX Exchange members substantial influence over how we operate our business.

Many of NYMEX Exchange’s members derive a substantial portion of their income from their trading or clearing activities on or through NYMEX Exchange. In addition, trading privileges on NYMEX Exchange have substantial independent value. The amount of income that members of the Exchange derive from their trading or clearing activities and the value of their memberships in the Exchange are in part dependent on the fees which are charged to trade, clear and access our markets and the rules and structure of our markets. Exchange members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their trading opportunities and profits.

In view of the foregoing, holders of common stock who also own a Class A membership in NYMEX Exchange may not have the same economic interests as holders of common stock who do not also own a Class A membership in NYMEX Exchange. In addition, the owners of Class A memberships may have differing interests among themselves depending on a variety of factors, including the role they serve in our markets, their method of trading and the products they trade. Consequently, the owners of Class A memberships may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us represented by our common stock they own.

The COMEX governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX memberships which may restrict our ability to conduct our business

Pursuant to the terms of the COMEX Merger Agreement, we agreed to certain special rights for the owners of COMEX Division memberships. Neither the board of directors nor our stockholders have any ability to change the protections afforded to the owners of the COMEX Division memberships (who, for the most part, are not stockholders of NYMEX Holdings, but rather are owners of the COMEX Division memberships) under the COMEX Division Bylaws without their consent.

Owners of COMEX Division memberships have the right to trade (or lease their rights to trade) gold, silver, copper or Eurotop 100 contracts, and any other new metals contracts (other than platinum or palladium, which are considered NYMEX Division contracts) including aluminum. In addition, NYMEX Division members have proprietary trading rights to new metals contracts. The grant of any additional trading privileges regarding contracts for such underlying commodities requires the consent of the 772 owners of COMEX Division memberships. To the extent that we wish to expand electronic trading of the metals contracts to permit non-members to have direct access to trade, whether side-by-side or after-hours, we need the consent of the owners of the COMEX Division memberships. While we are negotiating with the COMEX members for their consent to permit after-hours trading by an unlimited number of participants via CME Globex™ electronic trading platform, there is no assurance that we will obtain such consent or that after-hours trading, as opposed to side-by-side trading, will be positively received by potential participants.

In addition, pursuant to the COMEX Merger Agreement, COMEX contracts may not be listed electronically during open-outcry hours. Accordingly, we cannot implement side-by-side trading of COMEX floor-traded contracts without the consent of the owners of the COMEX Division memberships. This may have a material adverse effect on our business, financial condition and results of operations and may limit our ability to compete with CBOT, which trades electronically during both open-outcry and overnight trading hours.

Similarly, any action to delist a gold, silver or copper contract, if such contract has traded an average of at least 10 contracts per day during the prior six months, requires the consent of the COMEX Division members. Pursuant to the COMEX Merger Agreement, our board of directors and officers have fiduciary duties with respect to the owners of COMEX Division memberships. In the case of a merger, reorganization, consolidation, recapitalization, restructuring, spin-off, financing or other extraordinary transaction involving either or both of COMEX Division, NYMEX Division or any successor of either of them, the board of directors and the officers of COMEX Division, NYMEX Division or any successor corporation, shall operate as fiduciaries with respect to owners of COMEX Division memberships. Additionally, there are restrictions on our ability to sell either the NYMEX Division or the COMEX Division individually, and if we do sell the COMEX Division, we must ensure the continuation of these protections.

Except in the case of (A) emergency actions taken pursuant to the COMEX bylaws, (B) amendments to COMEX’s bylaws or rules to accommodate a change in trade date input, trade processing or clearing systems or (C) any other actions required by law, we are not permitted to cause any actions to be taken with respect to any of the following matters without certain approvals by COMEX’s board of directors, the COMEX governors committee and/or the COMEX members:

•	Changing the terms or conditions of any contract traded by COMEX members;

•	Changing the COMEX member retention and retirement plan or life, disability or health insurance benefits;

•	Amending certain sections of COMEX’s bylaws that affect COMEX members;

•	Discontinuing trading in any futures contracts or option traded on COMEX;

•	Amending the rules which provide certain core rights for COMEX members (e.g., membership);

•	Amending certain rules which affect the COMEX Division members differently from NYMEX Division members; and

•	Subject to the foregoing, adopting any new bylaw or rule that applies to COMEX Division in a manner different from the bylaw or rule governing the same matter that applies to NYMEX Division.

In view of the foregoing, our ability to conduct our business may be restricted by the owners of the COMEX Division memberships.

Delaware law and provisions of the governing documents of NYMEX Holdings could enable the board of directors to prevent or delay a change of control of NYMEX Holdings and adversely affect market value

The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of NYMEX Holdings contain provisions which may be viewed as anti-takeover provisions. These anti-takeover provisions are described under the subheading “Certain Anti-takeover Matters” under “Description of Capital Stock.” In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Delaware law prohibits a publicly held corporation from engaging in a “business combination” with an “interested shareholder” for three years after the shareholder becomes an interested shareholder, unless the corporation’s board of directors and shareholders approve the business combination in a prescribed manner or the interested shareholder has acquired a designated percentage of our voting stock at the time it becomes an interested shareholder.

These anti-takeover provisions, along with provisions of Delaware law and the trading rights protections described in “—Our governing documents provide for the protection and support of open-outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders,” and “—The COMEX governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX memberships which may restrict our ability to conduct our business” could, together or separately make more difficult or discourage potential acquisition proposals or delay or prevent a change in control, including transactions in which holders of our common stock might receive a premium for their shares over prevailing market prices; and which could affect the market price for the shares held by stockholders.

Risks relating to regulation and litigation

We are subject to the following risks in connection with the regulation of, and litigation relating to, our business.

The legal framework for our industry has been modified, resulting in lower barriers to entry and decreased regulatory costs for competitors

Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have been regulated since 1974. In the past, the Commodity Exchange Act generally required all futures contracts to be executed on an exchange that had been approved by the CFTC. These regulatory restrictions on the over-the-counter market were repealed by the Commodity Futures Modernization Act of 2000 (“CFMA”). It is possible that the chief beneficiaries of the CFMA will be over-the-counter dealers and companies that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access such electronic exchanges or engage in such bilateral private transactions are the same customers who conduct the vast majority of their financial business on regulated exchanges. In the future, our industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may materially adversely affect our business.

The nature and role of our self-regulatory responsibilities may change

Some financial services regulators have publicly stated their interest in evaluating the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self-regulatory responsibilities. Our regulatory programs and capabilities contribute significantly to our brand name and reputation. Although we believe that we will be permitted to maintain these responsibilities, we cannot assure you that we will not be required to modify or restructure our regulatory functions in order to address these or other concerns. Any such modifications or restructuring of our regulatory functions could entail material costs for which we have not currently planned. The CFTC has recently issued for public comment proposed changes to conflict of interest rules, including rules relating to the governance of self-regulatory organizations. Any such changes could impose significant costs and other burdens on us.

We are subject to significant risks of litigation

Many aspects of our business involve substantial risks of litigation. For example, dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as the result of failures or malfunctions of services and systems provided by us. We could incur significant legal expenses defending claims, even those without merit. Although the Commodity Exchange Act and our CFTC-approved disclaimer and limitation of liability rules offer us some protections, an adverse resolution of any lawsuits or claims against us could have a material adverse effect on our reputation, business, financial condition and/or operating results.

We are currently subject to various routine litigation matters. As a result, we could incur significant legal expenses defending claims against us, even those without merit. The adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages, and cause us reputational harm. The initiation of lawsuits or other claims against us, with regard to trading activities, could adversely affect our business, financial condition and results of operations, whether or not these lawsuits or other claims are resolved in our favor. We cannot assure you that we will be successful in defending any of these matters, and resulting adverse judgments could have a material adverse effect on our financial condition.

Any infringement by us on intellectual property rights of others could result in litigation and could materially adversely affect our operations

Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents or other intellectual property protections that concern products or services related to the types of products and services we offer or plan to offer. We may not be aware of all such protections which could result in risk of infringement by our products, services or technologies. Claims of intellectual property infringement are not uncommon in our industry.

In general, if one or more of our products, services or technologies were to infringe upon the intellectual property rights held by others, we may be required to stop developing or marketing the products, services or technologies, or to obtain licenses to develop and market the services from the holders of such intellectual property rights or to redesign the products, services or technologies in such a way as to avoid infringing on the intellectual property claims. If we were unable to obtain these licenses and were required to redesign or stop developing or marketing our products, services or technologies to avoid infringement, we may not be able to redesign, and could be required to stop developing or marketing, our products, services or technologies, which could materially adversely affect our business, financial condition and operating results.

We may not be able to protect our intellectual property rights

We rely primarily on trade secret, copyright, service mark, trademark law and contractual protections to protect our proprietary technology and other proprietary rights. Notwithstanding that we take precautions to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our intellectual property without authorization or otherwise infringe on our rights. Additionally, it may be difficult or impossible to enforce our intellectual property rights in certain foreign countries. The unauthorized use of our intellectual property, including in foreign countries, could have a material adverse effect on our business, financial condition, or results of operation. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data generally are protectable, in many instances the actual data are not, and others may be free to create databases that would perform the same function. In some cases, including a number of our most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could materially adversely affect our business.

A negative outcome for us in New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. could adversely affect our financial condition and operating results

Since November 20, 2002, we have been a party to ongoing litigation regarding intellectual property infringement and contractual interference by ICE relating to ICE’s use of and reference to our settlement prices in its cleared OTC swap contracts for Henry Hub natural gas and West Texas Intermediate crude oil. The federal district court granted ICE’s motion for summary judgment in September 2005. We have appealed this decision before the Second Circuit Court of Appeals. A negative outcome for us in this case, which could result in the continued and expanded use by ICE and other competitors of our intellectual property without payment of a licensing fee, could have a material adverse effect on our business, financial condition, or results of operations (See Note 18 to the unaudited condensed consolidated financial statements).

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results

Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. Our policies and procedures to identify, monitor and manage our risks may not always succeed. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. Our policies and procedures may not always be effective and we may not always be successful in monitoring or evaluating the risks to which we are or may be exposed. The failure to assess and mitigate the risks to which we are exposed could have a material adverse effect on our business, financial condition, or results of operation.

Our need to comply with extensive and complex regulation could have a material adverse effect on our business

The commodity futures trading industry is subject to extensive regulation by the CFTC. Many of the regulations we are governed by are intended to protect the integrity of the markets and the public, and not necessarily our shareholders. Regulations affect trading practices and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these regulations may place U.S. exchanges in general, and us specifically, at a competitive disadvantage compared to less regulated competitors. For example, certain of our competitors are regulated by the United Kingdom’s Financial Services Authority, which does not impose the position limits and ceiling on the number of contracts that may be traded at one time that are imposed by the CFTC. The success of our business depends, in part, on our ability to maintain and increase our trading volume, and if we lose customers to low-cost competitors with fewer regulatory restrictions, our business will be adversely affected. Furthermore, declines in the overall volume of trading derivatives may negatively impact market liquidity on our Exchange, which would result in lower exchange fee revenues and could materially adversely affect our ability to retain our current customers or attract new customers. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to reduce losses or operate profitably.

The CFTC’s authorization expired in 2005; however, reauthorization was not concluded in 2005 and will continue through the 2006 legislative session. As part of that 2005 process, various concepts were mentioned as possible areas in which legislation would be appropriate, including, among other things, restrictive limits and severe restrictions on daily price fluctuation for certain energy futures contracts. While we are unaware of any legislative proposal at the present time arising from the reauthorization that would materially affect us, any such proposal may be introduced during this process. Additionally, as part of the Bush administration’s proposed 2007 budget, a proposal was introduced to impose a transaction tax on futures traded domestically. While many participants in the futures industry, including us, are vigorously opposing this proposal, we cannot guarantee that such proposal will not be enacted, which may adversely impact our ability to compete and may reduce our trading volume.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The 8,160,000 shares of Preferred Stock that were issued and sold to General Atlantic for $160 million in cash pursuant to the GA Agreement (see Note 7 to the unaudited condensed consolidated financial statements) were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on exemptions from registration under Section 4 (2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and in reliance on General Atlantic’s representations in the GA Agreement that, among other things, each of the General Atlantic purchasers is an “accredited investor” within the meaning of Rule 501 of Regulation D. Appropriate restrictive legends were affixed to the certificates representing the shares of the Preferred Stock and will be affixed to the shares of common stock issuable upon conversion of the Preferred Stock.

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

The following are the final results of the election of directors at the Company’s annual meeting, as certified by the Company’s transfer agent, which acted as Inspector of Election. The winners are denoted by an asterisk (*) by their names.

Position	Nominee	Number of Votes For
Chairman of the Board	Richard Schaeffer*	57,466,820

Vice Chairman of the Board	Robert Halper*	59,248,221

Futures Commission Merchant	Neil Citrone*	33,553,157

	Gary Rizzi	22,282,263

	Steven Winter	5,137,000

	Peter Meyer	2,441,000

	Bruce Seidmon	1,080,000

	Thomas Lehrkinder	210,600

Floor Broker	Stephen Ardizzone*	30,247,953

	John McNamara	29,569,867

	James Sims	5,669,000

At Large	David Greenberg*	29,252,544

	Frank Siciliano*	26,542,821

	Scott Hess	22,833,000

	Stanley Meierfeld	17,348,276

	William Nugent	9,720,000

	William Schaefer	7,994,000

	Aron Schnell	5,135,000

Position	Nominee	Number of Votes For

Public	Melvyn Falis*	41,790,835

	Dennis Suskind*	35,756,222

	Robert Steele*	31,606,676

	E. Bulkeley Griswold	19,888,676

	Demetrios Diakolios	13,821,144

	Mike Epstein	8,927,000

	Arnold Staloff	8,547,000

	Napier Collyns	6,671,000

	Charles Froland	1,261,000

Local	Thomas Gordon*	51,113,221

	Daniel Dicker	14,057,000

Trade	A. George Gero*	30,954,268

	David Blumenthal	17,879,000

	Stephen Forman	14,927,953

Equity Holder	Harvey Gralla*	27,411,544

	Daniel Rappaport*	20,962,306

	Robert Sahn	17,412,590

	Michael McCallion	16,071,000

	David Lazarus	16,049,000

	Richard Buccellato	9,450,000

	Theodore Andreasian	3,957,000

	Michael Milano	3,782,000

	David Stern	3,600,000

	James Mindling	2,070,000

	William Astrop	360,000

President & Chief Executive Officer	James Newsome*	56,907,221

General Atlantic Representative	William Ford*¹	8,129,221

¹	Elected by the General Atlantic parties only, voting as a separate class.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Definitive Technology Services Agreement by and between New York Mercantile Exchange, Inc. and Chicago Mercantile Exchange Inc. (“CME”), a wholly-owned subsidiary of Chicago Mercantile Exchange Holdings Inc.¹

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

¹	Portions of this exhibit have been omitted and were filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMEX HOLDINGS, INC.

By:	/s/ JAMES E. NEWSOME
Name:	James E. Newsome
Title:	President & CEO
(Principal Executive Officer)

Date: August 14, 2006

By:	/s/ JEROME H. BAILEY
Name:	Jerome H. Bailey
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2006