Form 10-Q
period 2006-09-30
NYMEX HOLDINGS INC
filed 2006-11-09
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

A total of 73,440,000 shares of the registrant’s $0.01 par value common stock were outstanding at November 9, 2006.

PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Clearing and transaction fees	$119,200	$79,498	$314,966	$203,565
Market data fees	15,927	11,123	47,221	33,064
Interest income from securities lending	37,397	21,218	97,914	41,167
Other, net	3,167	2,970	10,292	8,577
Investment income, net	2,936	3,354	5,750	5,730

Total revenues	178,627	118,163	476,143	292,103
Interest expense from securities lending	36,248	20,260	94,608	39,017

Net revenues	142,379	97,903	381,535	253,086

Expenses
Direct transaction costs	16,645	10,133	31,582	22,411
Salaries and employee benefits	22,560	15,229	60,046	45,316
Occupancy and equipment	8,429	7,874	22,467	21,518
Depreciation and amortization, net of deferred credit amortization	3,322	3,697	11,570	11,805
General and administrative	4,857	5,158	16,027	17,049
Professional services	3,278	6,709	10,811	21,720
Telecommunications	1,263	1,715	4,754	5,104
Marketing	1,681	1,252	4,420	3,096
Other expenses	3,357	2,788	8,483	7,275
Interest expense	1,666	1,723	5,000	5,179

Total expenses	67,058	56,278	175,160	160,473

Income before provision for income taxes	75,321	41,625	206,375	92,613
Provision for income taxes	34,597	19,200	93,885	42,139

Net income	$40,724	$22,425	$112,490	$50,474

Weighted average common shares outstanding, basic and diluted	81,600,000	816	60,079,000	816

Basic and diluted earnings per share	$0.47	$27,482	$1.78	$61,855

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006:
Weighted average common shares outstanding, basic and diluted	81,600,000	73,440,000	79,448,000	73,440,000

Basic and diluted earnings per share	$0.47	$0.31	$1.35	$0.69

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$15,255	$35,664
Collateral from securities lending program	2,446,720	2,314,618
Securities purchased under agreements to resell	—	6,900
Marketable securities, at market value	194,064	100,993
Clearing and transaction fees receivable, net of allowance for member credits	39,246	23,747
Prepaid expenses	6,581	5,768
Margin deposits and guaranty funds	21,253	92,555
Other current assets	12,610	8,877

Total current assets	2,735,729	2,589,122
Property and equipment, net	184,637	190,036
Goodwill	16,329	16,329
Other assets	15,373	13,260

Total assets	$2,952,068	$2,808,747

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$12,821	$17,627
Accrued salaries and related liabilities	17,378	9,893
Payable under securities lending program	2,446,720	2,314,618
Margin deposits and guaranty funds	21,253	92,555
Income tax payable	1,557	5,250
Other current liabilities	42,797	36,281

Total current liabilities	2,542,526	2,476,224
Grant for building construction deferred credit	106,702	108,311
Long-term debt	83,098	83,098
Retirement obligation	12,066	12,121
Other liabilities	19,282	19,211

Total liabilities	2,763,674	2,698,965

Commitments and contingencies
Cumulative redeemable convertible preferred stock, $0.01 par value; 8,160,000 shares authorized, issued and outstanding as of September 30, 2006—Note 8	158,711	—
Stockholders’ equity—Note 9
Common stock, $0.01 par value; 816 shares authorized, issued and outstanding as of December 31, 2005	—	—
Common stock, $0.01 par value; 81,600,000 shares authorized as of September 30, 2006; 73,440,000 issued and outstanding as of September 30, 2006	734	—
Additional paid-in capital	7,305	69,631
Retained earnings	20,253	39,479
Accumulated other comprehensive income, net of tax	1,391	672

Total stockholders’ equity	29,683	109,782

Total liabilities and stockholders’ equity	$2,952,068	$2,808,747

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2005	816	$—	$93,312	$33,470	$—	$126,782

Comprehensive income:
Net income	—	—	—	71,128	—	71,128
Unrealized gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	672	672

Total comprehensive income						71,800
Dividends declared:
Common stock, $108,824/share	—	—	(23,681)	(65,119)	—	(88,800)

Balances at December 31, 2005	816	$—	$69,631	$39,479	$672	$109,782
Dividends declared on January 11, 2006:
Common stock, $36,765/share	—	—	—	(30,000)	—	(30,000)
Dividends declared on March 6, 2006:
Common stock, $196,078/share	—	—	(68,897)	(91,103)	—	(160,000)
Dividends declared on July 6, 2006:
Common stock, $0.06/share	—	—	—	(5,000)	—	(5,000)
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Tax benefit related to NYMEX MRRP	—	—	7,305	—	—	7,305
Cumulative redeemable convertible preferred stock dividends and amortization of issue costs	—	—	—	(5,613)	—	(5,613)
Comprehensive income:
Net income	—	—	—	112,490	—	112,490
Change in unrealized gain on available-for-sale securities, net of deferred income taxes of $605	—	—	—	—	719	719

Total comprehensive income						113,209

Balances at September 30, 2006 (Unaudited)	73,440,000	$734	$7,305	$20,253	$1,391	$29,683

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$112,490	$50,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,960	12,756
Amortization of intangibles	219	657
Deferred grant credits	(1,984)	(1,983)
Deferred rental income	(506)	(507)
Deferred rent expense	(162)	(182)
Asset impairment and disposition loss	1,161	471
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(15,499)	(9,828)
Prepaid expenses	(813)	(2,527)
Margin deposits and guaranty fund assets	71,302	(745,781)
Other current assets	(3,733)	(706)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(4,806)	562
Accrued salaries and related liabilities	7,485	7,260
Margin deposits and guaranty fund liabilities	(71,302)	745,781
Income tax payable	3,612	(2,635)
Other current liabilities	10,116	11,498
Other liabilities	509	(1,158)
Retirement obligation	(55)	253

Net cash provided by operating activities	120,994	64,405

Cash flows from investing activities
(Increase) decrease in collateral from securities lending program	(132,102)	(3,425,948)
(Increase) decrease in securities purchased under agreements to resell	6,900	(10,676)
(Increase) decrease in marketable securities	(93,071)	45,942
Capital expenditures	(8,722)	(8,565)
(Increase) decrease in other assets	(1,008)	(2,385)

Net cash used in investing activities	(228,003)	(3,401,632)

Cash flows from financing activities
Proceeds from issuance of preferred stock	160,000	—
Costs related to issuance of preferred stock	(6,902)	—
Increase in obligation to return collateral under securities lending program	132,102	3,425,948
Dividends paid	(198,600)	(88,700)

Net cash provided by financing activities	86,600	3,337,248

Net (decrease) increase in cash and cash equivalents	(20,409)	21
Cash and cash equivalents, beginning of period	35,664	3,084

Cash and cash equivalents, end of period	$15,255	$3,105

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

In June 2005, the Company and Tatweer Dubai LLC, a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”), which is jointly owned by the Company and Tatweer Dubai LLC, was incorporated as a limited company under the laws of Bermuda. DME Holdings is the sole owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. It is expected that the DME will initially offer sour crude and fuel oil products for trading. The DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company anticipates that the DME will commence trading in the first quarter of 2007.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. The Company consolidates any investment in a variable interest entity for which the Company is the primary beneficiary. Investments in unconsolidated entities representing ownership of at least 20% but less than 50% are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the periods presented.

Certain reclassifications have been made to the unaudited condensed consolidated financial statements to conform to the current presentation. The three- and nine-month periods ended September 30, 2006 and 2005 report interest income from securities lending and interest expense from securities lending as separate components of the Company’s net revenues. Interest income from securities lending was previously presented net of related interest expense in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005. Additionally, direct transaction costs are being reported as a separate expense line item. Prior to this Quarterly Report on Form 10-Q, direct transaction costs were reported in general and administrative expenses on the condensed consolidated statements of income. A reclassification was made to the prior year periods to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in Item 15(a) of NYMEX Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating FIN No. 48 and the potential effect it will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires that the full funding status of defined benefit pension and other postretirement plans be recognized on the balance sheet as an asset for overfunded plans or as a liability for underfunded plans. In addition, SFAS No. 158 calls for recognition in other comprehensive income of gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The Company is required to adopt the recognition and measurement provisions of SFAS No. 158 as of the fiscal year ending December 31, 2006, and is in the process of evaluating the potential effect it will have on its results of operations and financial position.

2.	Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. The fee paid to JPMorgan is recorded in general and administrative expenses on the Company’s condensed consolidated statements of income. At September 30, 2006, the fair value of the securities on loan was approximately $2.4 billion.

3.	Collateralization

In connection with reverse repurchase agreements, the Company receives collateral that is held in custody by the Company’s banks. The Company accepted collateral in the form of U.S. Treasury bills that it is permitted by contract or industry practice to sell or re-pledge. The fair value of such collateral at December 31, 2005 was $6.9 million.

4.	Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $509,000 and $385,000 at September 30, 2006 and December 31, 2005, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as adjustments by the market data vendor customers. This allowance was $148,000 and $78,000 at September 30, 2006 and December 31, 2005, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for market data revenues are included in other current assets on the Company’s condensed consolidated balance sheets.

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

telephone equipment and trading booths provided by the Company, fees charged for access to the NYMEX ACCESS® electronic trading system and other miscellaneous revenues. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized on a cash basis due to the fact that their collectibility is not reasonably assured. The Company has established a reserve for non-collectible receivables of other revenues in the amount of $707,000 and $512,000 at September 30, 2006 and December 31, 2005, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues are included in other current assets on the Company’s condensed consolidated balance sheets.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$6,444	$40	$6,484	$14	$—	$14
Securities held for resale	14,769	—	14,769	88,031	4,510	92,541

Total cash and securities	21,213	40	21,253	88,045	4,510	92,555

Cash and securities earning interest for members
Money market funds	6,127,760	59,676	6,187,436	4,535,750	—	4,535,750
U.S. Treasuries	11,137,738	176,266	11,314,004	11,513,902	142,866	11,656,768
Letters of credit	2,344,464	—	2,344,464	2,091,909	—	2,091,909

Total cash and securities	19,609,962	235,942	19,845,904	18,141,561	142,866	18,284,427

Total funds	$19,631,175	$235,982	$19,867,157	$18,229,606	$147,376	$18,376,982

6.	Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At September 30, 2006 and December 31, 2005, the notes payable balance, including the current portion, was $85.9 million. At September 30, 2006, the fair value of the notes was approximately $105.2 million.

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

In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, a company that issues preferred shares that are conditionally redeemable is required to account for the securities in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks, which states that the shares are to be recorded on the company’s balance sheet between total liabilities and stockholders’ equity as a temporary equity item. The amount in temporary equity is the proceeds from the sale of the Preferred Stock, net of issuance costs of $6.9 million. In addition, dividends on the Preferred Stock and accretions of the issuance costs (both charges to retained earnings) are added to arrive at the balance at September 30, 2006.

9.	Consolidated Statements of Stockholders’ Equity

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

On March 21, 2006, the board of directors of the Company distributed a special cash dividend of $160 million, previously declared on March 6, 2006, to stockholders of record as of March 13, 2006 in connection

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the GA Agreement (see Note 7). On the date of declaration, the balance in Retained Earnings was not sufficient to absorb the dividend due to the classification of the proceeds from the GA Agreement as a temporary equity item (see Note 8). As such, the balance in Additional Paid-in-Capital was reduced to zero and the remainder of the $160 million dividend was a reduction to Retained Earnings. This resulted in a deficit in Retained Earnings as well as Total Stockholders’ Equity at March 31, 2006 and June 30, 2006. If the Preferred Stock (see Note 8) is converted into common stock in accordance with the GA Agreement, at the option of the holder or automatically in the event of an initial public offering by the Company, the balance in temporary equity would be transferred to permanent equity as an increase to Additional Paid-in-Capital.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Company’s net income and weighted average shares for calculating basic and diluted earnings per share (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$40,724	$22,425	$112,490	$50,474
Less: Accrued preferred stock dividends	2,236	—	4,858	—
Accretion of preferred stock issuance costs	345	—	755	—

Earnings available to common stockholders	$38,143	$22,425	$106,877	$50,474

Weighted average common shares outstanding	73,440,000	816	54,071,000	816
Participating securities—convertible preferred stock	8,160,000	—	6,008,000	—

Weighted average common shares outstanding, basic and dilutive	81,600,000	816	60,079,000	816

Basic and diluted earnings per share	$0.47	$27,482	$1.78	$61,855

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006:

Weighted average common shares outstanding	73,440,000	73,440,000	73,440,000	73,440,000
Participating securities—convertible preferred stock	8,160,000	—	6,008,000	—

Weighted average common shares outstanding, basic and dilutive	81,600,000	73,440,000	79,448,000	73,440,000

Basic and diluted earnings per share	$0.47	$0.31	$1.35	$0.69

The calculation of diluted earnings per share results in an anti-dilutive effect and, therefore, diluted earnings per share is the same as basic earnings per share.

11.	Direct Transaction Costs

The Company incurs various costs to support its trading floor and clearinghouse. These costs include fees paid to third-party brokers for submitting individually negotiated off-exchange trades to the Exchange for the clearing of specified products. These costs also include license and royalty fees paid to third-party vendors for the use of their settlement prices, as well as trading floor supplies needed for the Company’s open outcry venue.

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

Accrued postretirement benefit costs are included in other non-current liabilities in the condensed consolidated balance sheets. The accrued postretirement obligations recorded in the balance sheet at September 30, 2006 and December 31, 2005 exceed the amount of the accumulated obligations.

The net periodic postretirement benefit cost consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service costs	$109	$88	$327	$264
Interest costs	115	88	345	264
Amortization of prior service costs	(14)	(14)	(42)	(42)
Amortization of net (gain) loss	22	6	66	18

Total net periodic postretirement benefit cost	$232	$168	$696	$504

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Joint Venture

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

As disclosed in Note 1 to the condensed consolidated financial statements, the Company has entered into a joint venture agreement with Tatweer Dubai LLC to form DME Holdings. The Company owns 50% of DME Holdings and shares in 50% of the profits and 35.7% of the losses. The Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company’s maximum exposure to a loss from the joint venture is limited to its capital commitment, which at September 30, 2006 was approximately $7.5 million, comprised of the total capital commitment of $9.8 million less approximately $2.3 million of losses incurred inception to date. During 2005, the Company made an initial capital contribution of $2.5 million and in the first quarter of 2006 made a second capital contribution of $2.5 million to the joint venture. The Company accounts for its investment under the equity method of accounting whereby its investment is adjusted by any gain or loss it recognizes from the joint venture. For the three- and nine-month periods ended September 30, 2006, the Company incurred losses of approximately $1.0 million and $1.7 million, respectively, which is recorded in other expenses on the condensed consolidated statements of income. Although the Company believes that DME Holdings is a variable interest entity, it does not believe that it is the primary beneficiary and, therefore, did not consolidate DME Holdings in its results of operations.

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

The following tables summarize the activity related to the lease termination in accordance with FAS No. 146 (in thousands):

	Lease Temination Costs		Lease Temination Costs
Total expected to be incurred	$1,800	Liability at January 1, 2006	$—

Charges:		Charges	1,800
Quarter ended March 31, 2006	$1,800	Payments	(1,800)

Cumulative charges incurred as of September 30, 2006	$1,800	Liability at September 30, 2006	$—

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the Company ceased its floor trading operations of Europe Exchange. As a result, the Company incurred lease termination costs during the first and second quarters of 2006 on various operating leases it had contracted to support its floor trading operations. In September 2006, the Company consolidated its London offices, and in doing so vacated its location at 131 Finsbury Pavement. The Company began negotiations with the landlord during September to buy-out the remaining lease term. As such, the Company recorded a charge of approximately $1.9 million in the current quarter for the estimated amount to be paid. This charge was recorded in occupancy and equipment on the Company’s condensed consolidated statements of income.

The following tables summarize the activity related to the various Europe Exchange lease terminations in accordance with FAS No. 146 (in thousands):

	Lease Temination Costs		Lease Temination Costs
Total expected to be incurred	$3,426	Liability at January 1, 2006	$—

Charges:		Charges	225
Quarter ended March 31, 2006	$225	Payments	—

Quarter ended June 30, 2006	1,331	Liability at March 31, 2006	225
Quarter ended September 30, 2006	1,870	Charges	1,331

Cumulative charges incurred as of September 30, 2006		Payments	(108)

	$3,426	Liability at June 30, 2006	1,448

		Charges	1,870
		Payments	(240)

		Liability at September 30, 2006	$3,078

16.	Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash paid for:
Interest	$97,926	$42,455

Income taxes	$90,271	$44,773

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$1,324	$—

Issuance of common stock	$734	$—

Cumulative redeemable convertible preferred stock dividends and amortization of issue costs	$5,613	$—

Decrease in income taxes payable due to NYMEX MRRP tax benefit	$7,305	$—

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Segment Reporting

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

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Net revenues	$61,020	$77,274	$4,085	$142,379	$57,376	$36,215	$4,312	$97,903
Depreciation and amortization	1,466	1,856	—	3,322	2,262	1,435	—	3,697
Other operating expenses	26,815	33,958	2,963	63,736	30,870	19,484	2,227	52,581

Income before provision for income taxes	32,739	41,460	1,122	75,321	24,244	15,296	2,085	41,625
Provision for income taxes	15,038	19,044	515	34,597	11,183	7,054	962	19,200

Net income	$17,701	$22,416	$607	$40,724	$13,061	$8,242	$1,123	$22,425

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Net revenues	$190,436	$182,043	$9,056	$381,535	$161,858	$83,348	$7,880	$253,086
Depreciation and amortization	5,915	5,655	—	11,570	7,792	4,013	—	11,805
Other operating expenses	79,731	76,218	7,641	163,590	94,078	48,445	6,145	148,668

Income before provision for income taxes	104,788	100,172	1,415	206,375	59,987	30,891	1,735	92,613
Provision for income taxes	47,671	45,570	644	93,885	27,294	14,055	789	42,139

Net income	$57,117	$54,602	$771	$112,490	$32,693	$16,835	$946	$50,474

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

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, services agreements, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of September 30, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	3,313	6,416	6,205	5,994	5,783	41,786	69,497
Services agreements¹	3,213	9,250	10,080	10,270	11,571	30,948	75,332
Operating leases—facilities	782	2,985	2,960	2,987	3,266	5,731	18,711
Operating leases—equipment	637	1,858	1,555	613	—	—	4,663
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$11,562	$24,126	$24,417	$23,481	$24,237	$157,298	$265,121

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME (see Note 19). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2006 through 2069. For the three months ended September 30, 2006 and 2005, rental expense for facilities and the land lease amounted to $2.5 million and $1.2 million, respectively and for the nine months ended September 30, 2006 and 2005, amounted to $5.9 million and $2.8 million, respectively. Included in the amounts for the three- and nine-month periods ended September 30, 2006 is the $1.9 million lease termination charge the Company incurred on its London premises (see Note 15). The nine-month period ended September 30, 2006 also includes the $1.8 million lease termination charge the Company incurred during the first quarter of 2006 in regards to the premises at 22 Cortlandt Street in New York (see Note 15).

The Company leases space to tenants in its headquarters facility and records the associated rental income in other revenue on the condensed consolidated statements of income. For each of the three months ended September 30, 2006 and 2005, rental income amounted to $2.1 million. For the nine months ended

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006 and 2005, rental income amounted to $6.4 million and $6.1 million, respectively. Future minimum rental income for the years 2006 through 2010 and thereafter is as follows:

(in thousands)
2006	$2,024
2007	7,521
2008	5,640
2009	4,764
2010	4,484
Thereafter	10,778

Total	$35,211

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At September 30, 2006, the Company had contributed a total of $5.0 million.

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

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At September 30, 2006, there were total seat loan balances of $7.7 million and securities pledged against the seat loan balances of $9.1 million.

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

There were no events of default during the three and nine months ended September 30, 2006, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of September 30, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal has been fully briefed. Oral argument has been scheduled for November 16, 2006. This case is ongoing.

19.	Technology Services Agreement

On April 6, 2006, NYMEX Exchange entered into a definitive technology services agreement (the “CME Agreement”) with Chicago Mercantile Exchange Inc. (“CME”), a wholly-owned subsidiary of Chicago Mercantile Exchange Holdings Inc.

Pursuant to the CME Agreement, CME will be the primary electronic trading service provider for NYMEX Exchange’s energy futures and options contracts. Initial trading of NYMEX Exchange energy products on the CME Globex™ electronic trading platform began in the second quarter of 2006, and included side-by-side trading of NYMEX Exchange full-sized cash-settled and NYMEX Exchange miNY™ energy futures contracts for crude oil, natural gas, heating oil and gasoline with NYMEX Exchange’s floor-based products during open outcry trading hours as well as trading when the NYMEX Exchange trading floor is closed. In August 2006, after-hours energy, platinum and palladium physically delivered futures contracts that were traded on NYMEX ACCESS® migrated onto the CME Globex™ electronic trading platform. In September 2006, the full suite of physically delivered NYMEX energy, platinum and palladium futures contracts began side-by-side trading on the CME Globex™ electronic trading platform during open outcry trading hours. Also under the terms of the CME Agreement, the CME Globex™ electronic trading platform will be the primary electronic trading platform for COMEX Division metals products currently traded electronically on NYMEX ACCESS®, with an anticipated launch in the fourth quarter of 2006.

The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater. For the three and nine months ended September 30, 2006, the Company incurred fees of $5.1 million and $5.7 million, respectively, under the terms of the CME Agreement.

20.	Subsequent Events

On October 12, 2006, the stockholders of the Company voted and approved its initial public offering and related proposals. The timing of the initial public offering is still dependent upon several factors, including market conditions and regulatory review and approval.

On October 31, 2006, the stockholders of the Company voted and approved a transaction agreement, which was signed on September 21, 2006, with the COMEX Governors Committee regarding the COMEX Division member rights, including electronic trading rights. In exchange for the termination of the COMEX Merger Agreement that NYMEX Division and COMEX Division entered into in 1994, each of the 772 COMEX Division members will receive 8,400 shares of NYMEX Holdings common stock for each COMEX Division seat owned by such member, certain trading rights protections and, as they were previously entitled under the COMEX Merger Agreement, a payment of $10 million, in the aggregate, from the proceeds of an initial public offering of the Company. Completion of the transaction agreement will entitle NYMEX Division to list all COMEX Division contracts and new metals contracts electronically for overnight and side-by-side trading. In addition, metals contracts may be listed for clearing on the NYMEX ClearPort® Clearing platform, and NYMEX Division will have the right to make electronic trading privileges available to third parties. The transaction agreement is dependent upon several factors, including COMEX Division member approval and applicable regulatory review and approval.

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

Since its founding 134 years ago, the Exchange has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Exchange’s trading facilities and from providing clearing and settlement services through its clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. Based upon 2005 volume of approximately 215 million contracts transacted and/or cleared on the Exchange, the Exchange is the largest physical commodity based futures exchange in the world and the third largest futures exchange in the United States. NYMEX Exchange is the largest exchange in the world for the trading of energy futures and options contracts, including contracts for crude oil, unleaded gasoline, heating oil and natural gas, and is the largest exchange in North America for the trading of platinum group metals contracts. COMEX is the largest marketplace for gold and silver futures and options contracts, and is the largest exchange in North America for futures and options contracts for copper and aluminum. Participants in the Exchange’s markets include a wide variety of customers involved in the production, consumption and trading of energy and metals products. Market participants use the Exchange for both hedging and speculative purposes. NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange for clearing of specified products. The NYMEX ClearPort® Clearing system enables market participants to take advantage of the financial depth and security of the NYMEX Exchange clearinghouse along with access to more than 250 energy futures contracts.

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

Market Conditions

For the three months ended September 30, 2006, the total volume of futures and options contracts traded and/or cleared was 82.1 million contracts, an increase of 22.3 million contracts or 37.3% from 59.8 million contracts for the same period last year.

For the nine months ended September 30, 2006, the total volume of futures and options contracts traded and/or cleared was 220.5 million contracts, an increase of 60.0 million contracts or 37.4% from 160.5 million contracts for the same period last year.

Provided below is a discussion of the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented in the following discussion excludes contracts cleared through NYMEX ClearPort® Clearing. Included in the NYMEX Division volumes are futures contracts of Europe Limited, the Company’s European subsidiary, that were traded on the subsidiary’s trading floor in London, England, which ceased operations during the second quarter of 2006. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. These volumes include futures settlement and options exercise transactions for which transaction fees are assessed. These volumes also include cash settlement transactions for contracts cleared on NYMEX ClearPort® Clearing for which transaction fees are assessed. Prior to the filing of the quarterly report on Form 10-Q for the period ended March 31, 2006, cash settlement transactions were listed as part of the NYMEX Division volumes labeled as “other.” Since the cash settlement transactions are for NYMEX ClearPort® Clearing contracts, the prior period volume information has been adjusted to include such transactions in NYMEX ClearPort® Clearing for comparative purposes. Open interest represents the number of contracts at September 30, 2006 and 2005 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

Energy Markets—NYMEX Division

For the three months ended September 30, 2006, the volume of futures and options contracts traded and cleared on the NYMEX Division was 48.2 million contracts, an increase of 7.4 million contracts or 18.2% from 40.8 million contracts for the same period last year.

For the nine months ended September 30, 2006, the volume of futures and options contracts traded and cleared on the NYMEX Division was 134.1 million contracts, an increase of 24.0 million contracts or 21.8% from 110.1 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major energy futures and options products.

NYMEX Division Futures and Options Contracts Traded and Cleared

For the Three Months Ended September 30,

	2006	2005
	(in thousands)
Light sweet crude oil	23,706	20,657
Henry Hub natural gas	9,434	8,669
N.Y. heating oil	3,627	3,760
N.Y. harbor gasoline	3,139	4,030
Other	8,271	3,635

Total	48,177	40,751

NYMEX Division Futures and Options Contracts Traded and Cleared

For the Nine Months Ended September 30,

	2006	2005
	(in thousands)
Light sweet crude oil	69,215	58,860
Henry Hub natural gas	26,363	22,950
N.Y. heating oil	10,700	10,960
N.Y. harbor gasoline	10,587	11,304
Other	17,233	5,994

Total	134,098	110,068

NYMEX Division Futures and Options Contracts Open Interest

At September 30,

	2006	2005
	(in thousands)
Light sweet crude oil	3,942	2,919
Henry Hub natural gas	2,386	1,702
N.Y. heating oil	307	306
N.Y. harbor gasoline	141	211
Other	481	177

Total	7,257	5,315

Light Sweet Crude Oil

For the three months ended September 30, 2006, total futures and options contract volume was 23.7 million contracts, an increase of 3.0 million contracts or 14.8% from 20.7 million contracts for the same period last year.

For the nine months ended September 30, 2006, total futures and options contract volume was 69.2 million contracts, an increase of 10.3 million contracts or 17.6% from 58.9 million contracts for the same period last year.

The Company believes that the increases in total futures and options contract volume for both the three- and nine-month periods were due, in part, to the continued uncertainty of global oil supplies. Political events in major oil producing countries in the Middle East and Africa continue to heighten concerns over the reliability of oil exports from such countries. As a result, volatility continued at high levels and pushed both futures and options volumes higher.

Henry Hub Natural Gas

For the three months ended September 30, 2006, total futures and options contracts volume was 9.4 million contracts, an increase of 0.7 million contracts or 8.8% from 8.7 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the three-month period was due, in part, to significantly higher volatility related to warmer than normal temperatures, higher than average natural gas storage levels and an absence of hurricane activity in the Gulf of Mexico. The quarter began with natural gas storage levels significantly higher than the trailing five-year average. As the quarter continued and hurricane season progressed with little activity, a precipitous fall in forward price levels ensued. The dramatic decline in spot and forward month contract prices led to increased volatility and trading activity in the natural gas market.

For the nine months ended September 30, 2006, total futures and options contracts volume was 26.4 million contracts, an increase of 3.4 million contracts or 14.9% from 23.0 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the nine-month period was due, in part, to higher volatility related to a significant decline in the price of natural gas during 2006. The price decline can be directly related to the unusually warm winter weather at the beginning of 2006, followed by high inventory levels and an uneventful hurricane season in the Gulf of Mexico. Dramatically declining price levels increased demand for hedging and, as a result, trading activity in the natural gas market increased.

New York Heating Oil

For the three months ended September 30, 2006, total futures and options contracts volume was 3.6 million contracts, a decrease of 0.2 million contracts or 3.5% from 3.8 million contracts for the same period last year.

For the nine months ended September 30, 2006, total futures and options contracts volume was 10.7 million contracts, a decrease of 0.3 million contracts or 2.4% from 11.0 million contracts for the same period last year.

The Company believes that the slight decreases in total futures and options contract volume for both the three- and nine-month periods were due, in part, to a marginal decrease in the price volatility of heating oil compared to the prior year resulting in decreases in options trading volume. This was offset, in part, by a slight increase in futures trading volume, as strong global demand and continued concerns surrounding limited refining capacity resulted in increased futures trading activity.

New York Harbor Gasoline

For the three months ended September 30, 2006, total futures and options contracts volume was 3.1 million contracts, a decrease of 0.9 million contracts or 22.1% from 4.0 million contracts for the same period last year.

The Company believes that the decrease in total futures and options contract volume for the three-month period was due, in part, to reduced trading activity during a transition period that has occurred in the gasoline market as the current futures contract for reformulated gasoline for blending with MTBE, an oxygen additive in gasoline, is in the process of being phased out in accordance with the Energy Policy Act of 2005, and replaced with a reformulated blend-stock for oxygen blending futures contract.

For the nine months ended September 30, 2006, total futures and options contracts volume was 10.6 million contracts, a decrease of 0.7 million contracts or 6.3% from 11.3 million contracts for the same period last year.

The Company believes that the decrease in total futures and options contract volume for the nine-month period was due, in part, to a decrease in volatility caused by lower price differentials between gasoline and crude oil when compared to the same period last year.

Metals Market—COMEX Division

For the three months ended September 30, 2006, the volume of futures and options contracts traded and cleared for the COMEX Division was 6.3 million contracts, a decrease of 1.4 million contracts or 17.6% from 7.7 million contracts for the same period last year.

For the nine months ended September 30, 2006, the volume of futures and options contracts traded and cleared for the COMEX Division was 26.0 million contracts, an increase of 3.5 million contracts or 15.5% from 22.5 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products.

COMEX Division Futures and Options Contracts Traded and Cleared

For the Three Months Ended September 30,

	2006	2005
	(in thousands)
Gold	4,329	5,020
Silver	1,295	1,689
High grade copper	714	980
Aluminum	4	6

Total	6,342	7,695

COMEX Division Futures and Options Contracts Traded and Cleared

For the Nine Months Ended September 30,

	2006	2005
	(in thousands)
Gold	16,991	14,251
Silver	6,183	4,940
High grade copper	2,766	3,250
Aluminum	13	29

Total	25,953	22,470

COMEX Division Futures and Options Contracts Open Interest

At September 30,

	2006	2005
	(in thousands)
Gold	692	639
Silver	210	208
High grade copper	75	119
Aluminum	1	3

Total	978	969

Gold

For the three months ended September 30, 2006, total futures and options contract volume was 4.3 million contracts, a decrease of 0.7 million contracts or 13.8% from 5.0 million contracts for the same period last year.

For the nine months ended September 30, 2006, total futures and options contract volume was 17.0 million contracts, an increase of 2.7 million contracts or 19.2% from 14.3 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the nine-month period was due, in part, to the fear of increased inflation as a result of continued escalating energy prices, global geopolitical events and a weakened U.S. currency compared to other international currencies. In addition, an increase in gold storage as collateral for exchange traded gold funds has reduced the quantity available for commercial and financial use which, in turn, has led to increased trading activity. The decrease during the current quarter can be attributed to a period of decreased volatility and, therefore, less need for hedging and less interest by speculators.

Silver

For the three months ended September 30, 2006, total futures and options contract volume was 1.3 million contracts, a decrease of 0.4 million contracts or 23.3% from 1.7 million contracts for the same period last year.

For the nine months ended September 30, 2006, total futures and options contract volume was 6.2 million contracts, an increase of 1.3 million contracts or 25.2% from 4.9 million contracts for the same period last year.

The Company believes that the increase in total futures and options contract volume for the nine-month period was due, in part, to the increased appeal of silver as an alternative investment, which resulted in an increase in demand and, in turn, a decline in inventories. These factors resulted in increased hedging and speculative demand for silver futures and options. The decrease during the current quarter can be attributed to a period of decreased volatility and, therefore, less need for hedging and less interest by speculators.

High Grade Copper

For the three months ended September 30, 2006, total futures and options contract volume was 0.7 million contracts, a decrease of 0.3 million contracts or 27.1% from 1.0 million contracts for the same period last year.

For the nine months ended September 30, 2006, total futures and options contract volume was 2.8 million contracts, a decrease of 0.5 million contracts or 14.9% from 3.3 million contracts for the same period last year.

The Company believes that the decrease in total futures and options contract volume for the nine-month period was due, in part, to continued declining global warehouse stocks as a result of increased international demand, strong housing starts and supply disruptions in various parts of the world, which led to increased price levels and volatility. During the first quarter of 2006, increases in the price levels and volatility led to increased hedging and speculative demand for copper futures. However, the even higher levels reached during the second quarter led to, among other factors, increases in margin requirements for Exchange customers which dampened hedging and speculative demand for copper futures. The decrease continued during the current quarter due to a period of decreased volatility, despite high price levels, which further slowed hedging and speculative demand for copper futures.

NYMEX ClearPort® Clearing

For the three months ended September 30, 2006, total futures and options contract clearing volume was 27.5 million contracts, an increase of 16.1 million contracts or 142.4% from 11.4 million contracts for the same period last year.

For the nine months ended September 30, 2006, total futures and options contract clearing volume was 60.4 million contracts, an increase of 32.4 million contracts or 116.1% from 28.0 million contracts for the same period last year.

For the three- and nine-month periods ended September 30, 2006, there was significant growth in natural gas clearing volume through NYMEX ClearPort® Clearing. The Company believes this growth was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered, as well as additional products for petroleum on NYMEX ClearPort® Clearing contributed to this increase.

NYMEX ClearPort® Clearing Futures and Options Contracts

For the Three Months Ended September 30,

	2006	2005
	(in thousands)
Natural gas	26,408	10,755
Electricity	341	514
Petroleum products	770	78
Coal	16	13
Other	4	1

Total	27,539	11,361

NYMEX ClearPort® Clearing Futures and Options Contracts

For the Nine Months Ended September 30,

	2006	2005
	(in thousands)
Natural gas	57,619	26,104
Electricity	1,096	1,410
Petroleum products	1,665	431
Coal	39	22
Other	6	1

Total	60,425	27,968

NYMEX ClearPort® Clearing Futures and Options Contracts Open Interest

At September 30,

	2006	2005
	(in thousands)
Natural gas	10,715	4,973
Electricity	326	263
Petroleum products	673	100
Coal	6	4
Other	3	—

Total	11,723	5,340

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Overview

Net income for the three months ended September 30, 2006 was $40.7 million, an increase of $18.3 million from $22.4 million for the same period last year. This increase was the result of net revenues increasing by $44.5 million, which was partially offset by increases in operating expenses and income taxes of $10.8 million and $15.4 million, respectively.

Net income for the nine months ended September 30, 2006 was $112.5 million, an increase of $62.0 million from $50.5 million for the same period last year. This increase was the result of net revenues increasing by $128.4 million, which was partially offset by increases in operating expenses and income taxes of $14.7 million and $51.7 million, respectively.

The increases in net revenues for both the three- and nine-month periods were due to an increase in clearing and transaction fees from higher trading and clearing volumes and market data fees primarily from the implementation of a new price structure which went into effect on January 1, 2006. The increases in operating expenses for both the three- and nine-month periods were due primarily to increases in direct transaction costs and salaries and employee benefits offset, in part, by decreases in professional services.

The following table summarizes the components of net income for the three and nine months ended September 30, 2006 and 2005 (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$142,379	$97,903	$381,535	$253,086
Total expenses	67,058	56,278	175,160	160,473

Income before provision for income taxes	75,321	41,625	206,375	92,613
Provision for income taxes	34,597	19,200	93,885	42,139

Net income	$40,724	$22,425	$112,490	$50,474

Basic and diluted earnings per share	$0.47	$27,482	$1.78	$61,855

Proforma earnings per share, retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006:
Basic and diluted earnings per share	$0.47	$0.31	$1.35	$0.69

Revenues

Clearing and Transaction Fees

For the three months ended September 30, 2006, clearing and transaction fees were $119.2 million, an increase of $39.7 million or 49.9% from $79.5 million for the same period last year.

For the nine months ended September 30, 2006, clearing and transaction fees were $315.0 million, an increase of $111.4 million or 54.7% from $203.6 million for the same period last year.

The increases for both the three- and nine-month periods were due to higher floor trading volume on the NYMEX Division, higher NYMEX ClearPort® Clearing volumes, higher NYMEX miNY™ volumes and new volume from NYMEX products traded on the CME Globex™ electronic trading platform. Trading on the CME Globex™ electronic trading platform began in June of 2006 and, therefore, there was no volume for this platform in the prior three- and nine-month periods.

For the three and nine months ended September 30, 2006, average revenue per contract was $1.45 and $1.43, respectively, increases of $0.12 and $0.16 per contract, respectively, compared to the same periods last year. These increases were due to higher average rates per contract on the NYMEX Division floor trading resulting from a shift in the customer trading mix, as certain customers are charged higher rates per trade than others. In addition, increases in the percentage of volume on NYMEX ClearPort® Clearing and NYMEX miNY™ contributed to the overall rate increase as these venues charge higher rates per trade.

Market Data Fees

For the three months ended September 30, 2006, market data fees were $15.9 million, an increase of $4.8 million or 43.2% from $11.1 million for the same period last year.

For the nine months ended September 30, 2006, market data fees were $47.2 million, an increase of $14.1 million or 42.8% from $33.1 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to the implementation of a new price structure that went into effect on January 1, 2006. Increases in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase.

Interest Income and Interest Expense from Securities Lending

For the three months ended September 30, 2006, interest income from securities lending was $37.4 million, an increase of $16.2 million or 76.3% from $21.2 million for the same period last year.

For the nine months ended September 30, 2006, interest income from securities lending was $97.9 million, an increase of $56.7 million or 137.8% from $41.2 million for the same period last year.

The increases for both the three- and nine-month periods were due to increased lending which, in turn, resulted in higher collateral for the Company to invest. Interest expense from securities lending increased as a result of the increase in the corresponding liability on the collateral.

Other, Net

For the three months ended September 30, 2006, other revenues were $3.2 million, an increase of $0.2 million or 6.6% from $3.0 million for the same period last year.

For the nine months ended September 30, 2006, other revenues were $10.3 million, an increase of $1.7 million or 20.0% from $8.6 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to royalty fees, as the Company has license agreements for which it is paid for the use of certain settlement prices. In addition, floor fines levied by the Company and rental income contributed to the increase for the nine-month period.

Investment Income, Net

For the three months ended September 30, 2006, investment income was $2.9 million, a decrease of $0.5 million from $3.4 million for the same period last year.

For the nine months ended September 30, 2006, investment income was $5.8 million, a slight increase compared to the same period last year.

The decrease for the three-month period was due primarily to a decline in interest income, partially offset by higher realized and unrealized gains. The decline in interest income was due to a shift in investments from U.S. obligations to municipal bonds. The municipal bonds are tax-free for federal income tax purposes and, as such, yield a lower interest rate than U.S. obligations which are taxable for federal income tax purposes.

Expenses

Direct transaction costs

For the three months ended September 30, 2006, direct transaction costs were $16.6 million, an increase of $6.5 million or 64.3% from $10.1 million for the same period last year.

For the nine months ended September 30, 2006, direct transaction costs were $31.6 million, an increase of $9.2 million or 40.9% from $22.4 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to increased volume on NYMEX ClearPort® Clearing and the CME Globex™ electronic trading platform, which began in June 2006 (see

Note 19 to the unaudited condensed consolidated financial statements). Transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs. Partially offsetting these increases were decreases in transaction incentives, as the prior year periods included costs the Company incurred in connection with promoting its London operations.

Salaries and Employee Benefits

For the three months ended September 30, 2006, salaries and employee benefits were $22.6 million, an increase of $7.4 million or 48.1% from $15.2 million for the same period last year.

For the nine months ended September 30, 2006, salaries and employee benefits were $60.0 million, an increase of $14.7 million or 32.5% from $45.3 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to higher employee costs attributable to a higher average employee headcount, as well as higher overall compensation levels, compared to the same periods last year. Additionally, during the current quarter, the Company incurred approximately $3.8 million in severance related costs as part of a workforce reduction which reduced its period end employee headcount.

Occupancy and Equipment

For the three months ended September 30, 2006, occupancy and equipment expenses were $8.4 million, an increase of $0.5 million or 7.0% from $7.9 million for the same period last year.

For the nine months ended September 30, 2006, occupancy and equipment expenses were $22.5 million, an increase of $1.0 million or 4.4% from $21.5 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to lease termination charges the Company incurred during the current and first quarter of 2006 (see Note 15 to the unaudited condensed consolidated financial statements). Partially offsetting these increases were reduced repair and maintenance charges and security costs on the Company’s headquarters facility during the current year periods.

Depreciation and Amortization

For the three months ended September 30, 2006, depreciation and amortization expenses were $3.3 million, a decrease of $0.4 million or 10.1% from $3.7 million for the same period last year.

For the nine months ended September 30, 2006, depreciation and amortization expenses were $11.6 million, a decrease of $0.2 million or 2.0% from $11.8 million for the same period last year.

The decreases for both the three- and nine-month periods were due primarily to lower depreciation charges on certain assets. The prior year periods include depreciation on assets that were purchased in 2001 and 2002. Capital expenditures for these years were significantly higher compared to more recent years. A majority of these assets were depreciated over an estimated useful life of two to five years and were fully depreciated in 2005 and, therefore, not depreciated during the current three- and nine-month periods.

Partially offsetting the nine-month decrease was an increase due to accelerated depreciation recorded on certain leasehold improvements and equipment during the second quarter of 2006. In March 2006, the Company decided that it would cease its floor trading operations of Europe Exchange and focus exclusively on electronic trading. The Company anticipated that the trading floor would close around June 30, 2006. Based on this timeframe, the Company made a change in estimate to the useful life of certain leasehold improvements and equipment. The net book value of the leasehold improvements and equipment that pertained to the trading floor operations were written off over their shortened useful life in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

General and Administrative

For the three months ended September 30, 2006, general and administrative expenses were $4.9 million, a decrease of $0.3 million or 5.8% from $5.2 million for the same period last year.

For the nine months ended September 30, 2006, general and administrative expenses were $16.0 million, a decrease of $1.0 million or 6.0% from $17.0 million for the same period last year.

The decreases for both the three- and nine-month periods were due primarily to lower travel related costs, as the prior year periods included costs associated with the establishment and operation of the trading floor in London, England.

Professional Services

For the three months ended September 30, 2006, professional services expenses were $3.3 million, a decrease of $3.4 million or 51.1% from $6.7 million for the same period last year.

For the nine months ended September 30, 2006, professional services expenses were $10.8 million, a decrease of $10.9 million or 50.2% from $21.7 million for the same period last year.

The decreases for both the three- and nine-month periods were due primarily to lower consulting and legal fees, as the prior year periods reported a significant amount of costs relating to the Company’s international business expansion initiatives.

Telecommunications

For the three months ended September 30, 2006, telecommunications expenses were $1.3 million, a decrease of $0.4 million or 26.4% from $1.7 million for the same period last year.

The decrease for the three-month period was due primarily to lower data communication expenses as a result of the closure of one of the Company’s London offices. In accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a one-time charge for the write-off of operating leases pertaining to data communications in June 2006 and, therefore, no charges for these leases were recorded during the current quarter (see Note 15 to the unaudited condensed consolidated financial statements).

For the nine months ended September 30, 2006, telecommunications expenses were $4.8 million, a decrease of $0.3 million or 6.9% from $5.1 million for the same period last year.

The decrease for the nine-month period was due primarily to lower telephone related costs, which were due primarily to the closing of the London trading floor, as the prior year period reported significant costs associated with the establishment and operation of the trading floor in London.

Marketing

For the three months ended September 30, 2006, marketing expenses were $1.7 million, an increase of $0.4 million or 34.3% from $1.3 million for the same period last year.

For the nine months ended September 30, 2006, marketing expenses were $4.4 million, an increase of $1.3 million or 42.8% from $3.1 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to higher advertising and other marketing expenses attributable to the Company’s expansion initiatives.

Other Expenses

For the three months ended September 30, 2006, other expenses were $3.4 million, an increase of $0.6 million or 20.4% from $2.8 million for the same period last year.

For the nine months ended September 30, 2006, other expenses were $8.5 million, an increase of $1.2 million or 16.6% from $7.3 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to losses the Company incurred in connection with its joint venture agreement (see Note 14 to the unaudited condensed consolidated financial statements).

Interest Expense

For the three and nine months ended September 30, 2006, interest expense was $1.7 million and $5.0 million, respectively, down slightly from the same periods last year. The decreases for both the three- and nine-month periods were due to a lower principal balance on the Company’s long-term debt during the current year periods.

Provision for Income Taxes

The Company’s effective tax rate was 45.5% for the nine months ended September 30, 2006 and 2005.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At September 30, 2006, the Company had $209.3 million in cash and cash equivalents and marketable securities. Working capital at September 30, 2006 was $193.2 million.

Cash Flow; Sources and Uses of Cash

The Company’s principal sources of cash are fees collected from clearing members for trading and/or clearing futures and options transactions, fees collected from market data vendors for distribution of the Company’s proprietary contract price information, and rent collected from tenants leasing space in the Company’s headquarters building. Principal uses of cash include operating expenses, income taxes, capital expenditures, debt service and dividends.

The following table is a summary of significant cash flow categories for the nine months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$120,994	$64,405
Investing activities	(228,003)	(3,401,632)
Financing activities	86,600	3,337,248

Net increase (decrease) in cash and cash equivalents	$(20,409)	$21

Net cash provided by operating activities includes cash inflows related to operating revenues, net of cash outflows related to operating expenses and income taxes.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $121.0 million, an increase of $56.6 million compared to the same period last year. This increase was due primarily to an increase in net revenues offset, in part, by an increase in income tax payments during the current year period.

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

Net cash used in investing activities for the nine months ended September 30, 2006, exclusive of securities purchased under the securities lending program, was $95.9 million, an increase of $120.2 million compared to the same period last year. This increase was due primarily to the investment of higher operating cash flow into marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2006, exclusive of cash received under the securities lending program, was $45.5 million, a decrease of $43.2 million compared to the same period last year. This decrease was due primarily to $160 million the Company received in connection with its sale of a 10% equity interest in the Company (see Note 7 to the unaudited condensed consolidated financial statements). The cash received was reduced by cash dividends paid to the Company’s common stockholders totaling $198.6 million compared to $88.7 million in the prior year period. The Company reserves the right to pay discretionary future dividends.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in securities purchased under agreements to resell and short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At September 30, 2006 and December 31, 2005, cash and investments were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$15,255	$35,664
Securities purchased under agreements to resell	—	6,900
Marketable securities	194,064	100,993

	$209,319	$143,557

Included in marketable securities at September 30, 2006 are investments totaling $12.6 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 12 to the unaudited condensed consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 18 to the unaudited condensed consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2.0 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. The table in Note 5 to the unaudited condensed consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2006 and December 31, 2005.

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

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, services agreements, operating leases and other contracts.

A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of September 30, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$2,817	$71,830	$85,915
Long-term debt interest	3,313	6,416	6,205	5,994	5,783	41,786	69,497
Services agreements¹	3,213	9,250	10,080	10,270	11,571	30,948	75,332
Operating leases—facilities	782	2,985	2,960	2,987	3,266	5,731	18,711
Operating leases—equipment	637	1,858	1,555	613	—	—	4,663
Other long-term obligations	800	800	800	800	800	7,003	11,003

Total contractual obligations	$11,562	$24,126	$24,417	$23,481	$24,237	$157,298	$265,121

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME (see Note 19 to the unaudited condensed consolidated financial statements). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

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

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal and interest cash flows for the years 2006 through 2010 and thereafter:

Principal Amounts by Expected Maturity

At September 30, 2006

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2006	$375	$608	$983	4.68%
2007	532	2,810	3,342	4.69%
2008	535	2,651	3,186	4.68%
2009	4,312	2,661	6,973	4.67%
2010	7,812	2,399	10,211	4.66%
Thereafter	47,075	14,038	61,113	4.02%

Total	$60,641	$25,167	$85,808

Fair Value	$64,085

Liabilities
Corporate Debt
2006	$2,817	$3,313	$6,130	7.71%
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
Thereafter	71,830	41,786	113,616	7.78%

Total	$85,915	$69,497	$155,412

Fair Value	$105,239

Interest Rate Risk

Investment Income, Net

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three and nine months ended September 30, 2006 was $2.9 million and $5.8 million, respectively. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $194.1 million at September 30, 2006. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

Set forth below is a description of material litigation to which the Company is a party, as of September 30, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal has been fully briefed. Oral argument has been scheduled for November 16, 2006. This case is ongoing.

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

Our decision to operate both electronic and open outcry trading venues may cause us to lose trading volume and may materially adversely affect our operating costs, markets and profitability

In response to the increasing acceptance of electronic trading, and to maintain and enhance our competitive position in our futures business, we recently began offering electronic trading side-by-side with our open outcry trading. We cannot assure you that the market will accept our side-by-side trading, or that we will be able to maintain our market share and liquidity in our products. Our decision to offer side-by-side trading could cause our customers, including those currently trading through our open outcry trading floor, to alter their trading practices and could result in a loss of customers to competing exchanges. Declining trading volumes on our trading floor may make our futures markets less liquid. As a result, our total revenues may be lower than if we operated only electronic trading or only open outcry trading platforms. Over time, this decision may prove to be ineffective and costly to us and could ultimately adversely affect our profitability and competitive position.

It is expensive in terms of costs and management and other resources to continue operating two trading venues for the same products. We may not have sufficient resources to adequately fund or manage both trading venues. This may result in resource allocation decisions that materially adversely impact one or both venues. Moreover, to the extent that we continue to operate two trading venues, our board of directors and management may make decisions which are designed to enhance the continued viability of two separate trading venues. These decisions may have a negative impact on the overall competitiveness of each trading venue. See “—Our governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders” and “—Holders of common stock who also own Class A memberships in NYMEX Exchange may have interests that differ from or may conflict with those of holders of common stock who are not also owners of Class A memberships in NYMEX Exchange” and “—The COMEX governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX memberships which may restrict our ability to conduct our business and, should the COMEX Division transaction not be consummated, may continue to do so.”

Reductions in the fees we charge resulting from competitive pressures could lower our revenues and profitability

We expect to experience pressure on the fees we charge as a result of competition we face in our commodities futures and off-exchange clearing markets. Some of our competitors offer a broader range of products and services to a larger participant base, and enjoy higher trading volumes, than we do. Consequently, our competitors may be able and willing to offer competing products at lower fees than we currently offer or may be able to offer. As a result of this pricing competition, we could lose both market share and revenues. We believe that any downward pressure on the fees we charge would likely continue and intensify as we continue to develop our business and gain recognition in our markets. A decline in such rates could lower our revenues, which would adversely affect our profitability. In addition, our competitors may offer other financial incentives such as rebates or payments in order to induce trading in their markets, rather than ours. In addition, we may not be able to change the fees of certain of our products due to the rights of owners of Class A memberships in NYMEX Exchange. See “—Our governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders.”

We may not be successful in executing our electronic trading strategy

On April 6, 2006, we announced, pursuant to an agreement with CME, that CME will become the primary electronic trading services provider for our energy futures and options contracts. Access to electronic trading of our products is or will be available virtually 24 hours a day on CME Globex electronic trading platform. Initial trading of our energy products on CME Globex electronic trading platform began on June 11, 2006 for trade date June 12, 2006, with side–by–side and after-hours trading of our standard–sized and NYMEX miNY™ cash-settled energy futures contracts for crude oil, natural gas, heating oil and gasoline. Also under the terms of the agreement, CME Globex electronic trading platform will be the primary electronic trading platform for after-hours trading of metals products currently listed on NYMEX ACCESS®, with an anticipated launch no later than the fourth quarter of 2006. On August 6, 2006 for trade date August 7, 2006, we migrated our after-hours energy, platinum and palladium futures contracts that were previously traded on NYMEX ACCESS® onto CME Globex electronic trading platform. On the same day, we began offering all NYMEX miNY™ futures contracts listed on CME Globex electronic trading platform for all months corresponding with the underlying full-sized futures contracts and spread trading for all full-sized, physically delivered contracts during after-hours trading. Spread trading between financially settled and physically delivered futures contracts also began during both open outcry and after-hours trading. On September 4, 2006 for trade date September 5, 2006, we began offering side-by-side electronic trading of our physically delivered energy futures contracts. We anticipate that no later than the fourth quarter of 2006 we will begin migrating after-hours electronic trading of our metals futures and options contracts that are currently traded electronically on NYMEX ACCESS® onto CME Globex electronic trading platform. All of our contracts traded on CME Globex electronic trading platform will be cleared by our clearinghouse. This effort is our response to the request from both market professionals and individual investors for greater choice and flexibility in buying and selling our products. In addition to our liquidity providers, a specified number of CME market makers will be designated by CME to build electronic liquidity at our member rates. While we believe these actions will benefit our electronic trading capabilities, these initiatives may not be successful. Furthermore, certain of our competitors have established electronic trading platforms through which our customers could otherwise trade electronically. Our failure to successfully execute our electronic trading strategy, including side-by-side trading, could have a material adverse impact on our operations. See “—Our decision to operate both electronic and open outcry trading venues may cause us to lose trading volume and may materially adversely affect our operating costs, markets and profitability” and “—We depend primarily on the Chicago Mercantile Exchange for electronic trading.”

We depend primarily on the Chicago Mercantile Exchange for electronic trading

On April 6, 2006 we announced, pursuant to an agreement with CME, that CME, effective June 11, 2006 for trade date June 12, 2006, is the primary electronic trading services provider for our energy futures and options contracts. Access to electronic trading of our products is or will be available virtually 24 hours a day on CME Globex electronic trading platform. We cannot assure you that CME will be able to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services, if necessary, to meet our needs. An interruption in or the cessation of service by CME and our inability to make alternative arrangements in a timely manner, or at all, or significant changes in the fees payable to CME for use of CME Globex electronic trading platform, upon expiration of the current agreement, could have a material adverse effect on our business, financial condition and operating results.

Globalization, growth, consolidations and other strategic arrangements may impair our competitive position

The globalization of our business, including our new ventures in London and Dubai, presents a number of inherent risks, including the following:

•	difficulty of enforcing agreements through certain foreign legal systems;

•	the evolving global tax treatment of electronic commerce, and the possibility that foreign governments could adopt onerous or inconsistent tax policies with respect to taxation of products traded on our markets or of the services that we provide;

•	tax rates in certain foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	listed derivatives markets are regulated in most nations, and it may be impractical for us to secure or maintain the regulatory approvals necessary for our markets to be accessible from one or more nations;

•	our ability to attract and retain customers and other market participants;

•	general economic and political conditions in the countries from which our markets are accessed may have an adverse effect on our trading from those countries; and

•	it may be difficult or impossible to enforce our intellectual property rights in certain foreign countries.

Moreover, in the last several years, the structure of the securities industry has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. In 2002, CME completed its initial public offering. CBOT and IntercontinentalExchange, Inc. (“ICE”) followed with their initial public offerings in 2005. On September 14, 2006, ICE and the New York Board of Trade (“NYBOT”) entered into a merger agreement pursuant to which the parties intend that NYBOT will become a wholly-owned subsidiary of ICE. Although ICE currently does not own its own clearinghouse, ICE and NYBOT have disclosed that should the merger be consummated, ICE will obtain NYBOT’s clearinghouse. If this occurs, ICE may be in a stronger position to compete against us. In addition, on October 17, 2006, CME and CBOT announced that they had entered into a merger agreement pursuant to which CBOT will be acquired by CME. While we intend to opportunistically pursue strategic acquisitions and alliances to enhance our global competitive position, the market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the securities industry, which may adversely affect our ability to find acquisition targets or strategic partners that fit our strategy objectives.

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

Our revenues and profitability depend significantly upon trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts

Our revenues depend significantly on trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts. Trading in light sweet crude oil futures and options contracts accounted for 31.0%, 35.4% and 39.5% of our consolidated clearing and transaction fee revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Trading in Henry Hub natural gas futures and options contracts accounted for 16.3%, 17.1% and 25.9% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. A decline in trading volumes or in our market share in these markets, including a decline which results in such markets no longer being considered the benchmarks, lack of price volatility, increased competition, possible regulatory changes, such as the Energy Policy Act of 2005, which phases out the blending of MTBE into gasoline, or adverse publicity and government investigations related to events in the North American natural gas and power markets, could significantly reduce our revenues and jeopardize our ability to remain profitable and grow.

The COMEX Division transaction may not be consummated or may fail to increase our trading volume on the COMEX Division or regain market share from our competitors

The COMEX Division transaction is subject to a number of conditions, including COMEX member approval of the COMEX Division transaction and the Amended and Restated COMEX By-laws, which will only be implemented if the COMEX Division transaction is consummated, NYMEX shareholder approval of the amendment of the certificate of incorporation of NYMEX Holdings, Inc. (the “COMEX Transaction Amendment”), which will only be implemented if the COMEX Division transaction is consummated, to allow for the issuance of shares pursuant to the COMEX Division transaction, and applicable regulatory approvals. Therefore, there can be no assurance that this transaction will be consummated. Failure to consummate the COMEX Division transaction could have a material adverse effect on our business, financial condition, and results of operations through continuing loss of market share to our competitors, and could result in the market price of our common stock declining, to the extent such price reflected a market assumption that the COMEX Division transaction would be consummated.

In addition, even if the COMEX Division transaction is consummated, there can be no guarantee that the trading volume on the COMEX Division will increase or that we will regain any market share lost to our competitors, including CBOT.

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

We may be unable to keep up with rapid technological changes

To remain competitive, we will be dependent on the continued enhancement and improvement of the responsiveness, functionality, accessibility and features of our software, network distribution systems and other technologies. In addition, we will be dependent on CME’s ability to enhance and improve the responsiveness, functionality, accessibility and features of its software, network distribution systems and other technologies, including CME Globex electronic trading platform. The financial services industry is characterized by rapid technological change, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render obsolete our existing proprietary technology and systems. Our success will depend, in part, on our, and with respect to CME Globex electronic trading platform, CME’s, ability to:

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

The success of our markets will depend on the availability of electronic trading systems that have the functionality, performance, reliability, speed and liquidity required by our customers

The future success of our business depends in large part on our ability to provide access to interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. We expect that a significant portion of our overall volume will be generated through electronic trading on CME Globex electronic trading platform. However, historically a significant amount of the overall volume was generated through our open outcry trading facilities. CME Globex electronic trading platform may not be capable of accommodating all of the complex trading strategies typically used for our options on futures contracts. CME may not complete the development of, or successfully implement, the required electronic functionality for our options on futures contracts. Moreover, our customers who trade options may not accept CME Globex electronic trading platform. In either event, our ability to increase trading volume of options on futures contracts on CME Globex electronic trading platform would be adversely affected. In addition, if CME is unable to develop its electronic trading systems to include other products and markets, or if their electronic trading systems do not have the required functionality, performance, reliability, speed and liquidity, we may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

Computer and communications systems failures and capacity constraints could harm our reputation and our business

Our failure to operate, monitor or maintain our computer systems and network services, including those systems and services related to our electronic trading platform, or, if necessary, to find replacements for our technology in a timely and cost-effective manner, could have a material adverse effect on our reputation, business, financial condition and operating results. We rely and expect to continue to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Failure of our systems or those of our third party providers, such as CME Globex electronic trading platform, may result in one or more of the following effects:

•	suspension of trading;

•	unanticipated disruptions in service to customers;

•	slower response times;

•	delays in trade execution;

•	decreased customer satisfaction;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims;

•	regulatory sanctions; and

•	inability to transmit market data.

Our status as a CFTC registrant requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems or of CME Globex electronic trading platform during peak trading times or at times of unusual market volatility could cause our systems or CME Globex electronic trading platform to operate slowly or even to fail for periods of time. We monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, our estimates of future trading volume may not be accurate and our systems or CME Globex electronic trading platform may not always be able to accommodate actual trading volume without failure or degradation of performance. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us or cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations. We or CME may experience system failures, outages or interruptions on either CME Globex electronic trading platform or our open outcry platform that will materially and adversely affect our business. For example, in April 2005, May 2003 and September 2002, CME experienced technical failures that resulted in a temporary suspension of trading on CME Globex electronic trading platform. However, we cannot assure you that if we and/or CME experience system errors or failures in the future that they will not be material.

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

Acts beyond our control, including war, terrorism or natural disasters may result in the closing of our trading and clearing operations and render our back-up data and recovery center inoperable

The September 11, 2001 terrorist attack on the World Trade Center, which was located near the building that houses our headquarters and primary trading floors, resulted in the closing of our trading and clearing operations for four business days, and rendered our back-up data and recovery center inoperable. In order to replace our back-up data and recovery site, we leased temporary space in New Jersey while we developed a plan for a permanent business recovery facility outside of New York City. In 2002, we leased space for a suitable permanent recovery site, where we invested in the development of a back-up trading floor and data center. The new recovery site became fully operational in the second quarter of 2003. However, future acts of war, terrorism, natural disasters, human error, power or telecommunications failure or other events may result in the closing of our trading and clearing operations, including any electronic trading effectuated on CME Globex electronic trading platform, and render our back-up data and recovery center inoperable. Any such shut down of our operations or CME Globex electronic trading platform may have a material adverse effect on our business, financial condition and operating results.

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

Our cost structure is largely fixed

We base our overall cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In addition, we may have certain continuing costs related to operations that have terminated, such as our recent closure of our open outcry futures exchange in London, England. If we are unable to reduce our costs in the amount that our revenues decline, our profitability could be materially adversely affected.

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

Risks relating to our capital structure

Our governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders

In general, a corporation’s board of directors is responsible for the business and affairs of the corporation. Delaware law, however, permits a certificate of incorporation to provide otherwise. As a result of the demutualization transaction in 2000, each NYMEX membership was converted into one Class A membership in NYMEX Exchange and one share of our common stock (which shares of common stock subsequently were recapitalized 90,000-for-1 upon the closing of the General Atlantic transaction). In connection with providing open outcry trading protections to the owners of the Class A memberships, neither the board of directors nor our stockholders have any ability to change, or any responsibility or liability with respect to, the trading rights protections afforded to the owners of the Class A memberships (who are not required to be stockholders, but must be owners of Class A memberships in NYMEX Exchange) under the NYMEX Exchange Bylaws.

For as long as open outcry trading exists at NYMEX Exchange (but in all events until March 14, 2011, unless the owners of Class A memberships agree otherwise), we are committed to (i) maintain our current facility, or a comparable facility, for the dissemination of price information and for open outcry trading, clearing and delivery and (ii) provide reasonable financial support for technology, marketing and research for open outcry markets. Additionally, for as long as open outcry trading exists at NYMEX Exchange (but in all events until March 14, 2011, unless the owners of Class A memberships agree otherwise), none of the following actions may be taken without prior agreement of the owners of the Class A memberships:

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

In the event NYMEX Exchange permanently terminates all open outcry trading of any NYMEX Division product and instead lists such product for trading only via electronic trading, or at least 90% of contract volume of such product is from electronic trading, owners of Class A memberships will receive 10% of the gross revenue attributable to all revenue from the electronic trading of such NYMEX Division product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor), or, if greater, 100% of the revenue from any additional special fee or surcharge applicable to the electronic trading of such NYMEX Division product. This payment will commence at the time of such permanent termination of open outcry trading or such shift of at least 90% of contract volume to electronic trading for such NYMEX Division product.

In addition, owners of Class A memberships will receive the fees (net of applicable expenses directly related to the establishment and maintenance of the NYMEX miNY™ Designee Program for NYMEX miNYs™ traded on the floor of NYMEX Exchange) charged by NYMEX Exchange to participants in such program, for as long as such program exists.

If a new product is introduced on NYMEX Exchange that is not traded by open outcry, NYMEX Exchange will commence open outcry trading if so requested by written petition by the owners of a majority of the Class A memberships then outstanding; provided that the board of directors may determine to end such open outcry trading if, on any annual anniversary of the commencement of open outcry trading in that product, open outcry volume for that year is not at least 20% of the total volume for that product (open outcry volume plus electronic volume) for that year.

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

Holders of common stock who also own Class A memberships in NYMEX Exchange may have interests that differ from or may conflict with those of holders of common stock who are not also owners of Class A memberships in NYMEX Exchange

The holders of our common stock who also own Class A memberships in NYMEX Exchange will, if voting in the same manner on any matters, control the outcome of a vote on all such matters submitted to our stockholders for approval, including electing directors and approving changes of control. See “—Our governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders.” In addition, 10 of the 15 members of the board of directors are members of NYMEX Exchange.

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

The COMEX governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX memberships which may restrict our ability to conduct our business and, should the COMEX Division transaction not be consummated, may continue to do so

On September 20, 2006, we entered into the COMEX Transaction Agreement.

Should the COMEX Division transaction be consummated:

•	COMEX contracts will be permitted to be listed electronically during open outcry hours and accordingly, we will be able to implement side-by-side electronic trading of COMEX floortraded contracts without the consent of the owners of the COMEX Division memberships;

•	we will be able to expand electronic trading of the metals contracts to permit an unlimited number of participants, including non-members, to have direct access to trade these contracts via the CME Globex electronic trading platform, whether side-by-side or after-hours, without the need for the consent of the owners of the COMEX Division memberships;

•	our board of directors and officers will no longer have fiduciary duties with respect to the owners of the COMEX Division memberships; and

•	in the case of a merger, reorganization, consolidation, recapitalization, restructuring, spin-off, financing or other extraordinary transaction involving either or both of COMEX Division, NYMEX Division or any successor of either of them, the board of directors and the officers of COMEX Division, NYMEX Division or any successor corporation, shall no longer operate as fiduciaries with respect to owners of COMEX Division memberships.

The transaction is subject to a number of conditions, including COMEX member approval of the COMEX Division transaction and the Amended and Restated COMEX By-laws, which will only be implemented upon consummation of the COMEX Division transaction, NYMEX shareholder approval of the COMEX Transaction Amendment and applicable regulatory approvals. There can be no assurance that the COMEX Division transaction will be consummated. See also the risk factor entitled “—The COMEX Division transaction may fail to increase our trading volume on the COMEX Division or regain market share from our competitors.”

In the absence of the consummation of the COMEX Division transaction and pursuant to the terms of the COMEX Merger Agreement, certain special rights for the owners of COMEX Division memberships currently exist and will continue to exist. Neither the board of directors nor our stockholders have any ability to change the protections afforded to the owners of the COMEX Division memberships (who, for the most part, are not stockholders of NYMEX Holdings, but rather are owners of the COMEX Division memberships) under the existing COMEX Division bylaws (the “Existing COMEX Division By-laws”) without their consent. Further, under the COMEX Merger Agreement we agreed that the owners of the COMEX Division memberships are entitled to receive, in the aggregate, $10 million of the proceeds of the IPO.

Owners of COMEX Division memberships have the right to trade (or lease their rights to trade) gold, silver, copper or Eurotop 100 contracts, and any other new metals contracts (“New Metals Contracts”) including aluminum. “New Metals Contracts” are contracts approved for trading after August 3, 1994 on either of the NYMEX Division or the COMEX Division, other than COMEX Division Replacement Contracts (defined as any replacement contracts for gold, silver, copper and Eurotop 100 futures and option contracts that were traded on COMEX immediately prior to August 3, 1994), for which the underlying commodity is one or more metals or alloys, other than platinum, palladium or an alloy containing one or more of those metals approved for trading on the NYMEX Division or the COMEX Division. In addition, members of the NYMEX Division have proprietary trading rights to New Metals Contracts. The grant of any additional trading privileges regarding contracts for such underlying commodities requires the consent of the owners of 772 COMEX Division memberships. To the extent that we wish to expand electronic trading of the metals contracts to permit non-members to have direct access to trade, whether side-by-side or after-hours, we need the consent of the owners of the COMEX Division memberships. While we are negotiating with the COMEX members for their consent to permit after-hours trading by an unlimited number of participants via the CME Globex electronic trading platform, there is no assurance that we will obtain such consent or that after-hours trading, as opposed to side-by-side trading, will be positively received by potential participants.

In addition, pursuant to the COMEX Merger Agreement, COMEX contracts may not be listed electronically during open outcry hours. Accordingly, we cannot implement side-by-side trading of COMEX floor-traded contracts without the consent of the owners of the COMEX Division memberships. This may have a material adverse effect on our business, financial condition and results of operations and may limit our ability to compete with CBOT, which trades electronically during both open outcry and overnight trading hours.

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

Except in the case of (A) emergency actions taken pursuant to the Existing COMEX By-laws, (B) amendments to the Existing COMEX By-laws or rules to accommodate a change in trade date input, trade processing or clearing systems or (C) any other actions required by law, we are not permitted to cause any actions to be taken with respect to any of the following matters without certain approvals by COMEX’s board of directors, the COMEX Governors Committee and/or the COMEX members:

•	Changing the terms or conditions of any contract traded by COMEX members;

•	Changing the COMEX member retention and retirement plan or life, disability or health insurance benefits;

•	Amending certain sections of the Existing COMEX By-laws that affect COMEX members;

•	Discontinuing trading in any futures contracts or option traded on COMEX;

•	Amending the rules which provide certain core rights for COMEX members (e.g., membership);

•	Amending certain rules which affect the COMEX Division members differently from NYMEX Division members; and

•	Subject to the foregoing, adopting any new by-law or rule that applies to COMEX in a manner different from the by-law or rule governing the same matter that applies to NYMEX.

In view of the foregoing, our ability to conduct our business may continue to be restricted by the owners of the COMEX Division memberships.

Delaware law and provisions of the governing documents of NYMEX Holdings could enable the board of directors to prevent or delay a change of control of NYMEX Holdings and adversely affect market value

The Amended and Restated Certificate of Incorporation and the Amended and Restated By-laws of NYMEX Holdings contain provisions which may be viewed as anti-takeover provisions. These anti-takeover provisions are described under the subheading “Certain Anti-takeover Matters” under “Description of Capital Stock.” In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Delaware law prohibits a publicly held corporation from engaging in a “business combination” with an “interested shareholder” for three years after the shareholder becomes an interested shareholder, unless the corporation’s board of directors and shareholders approve the business combination in a prescribed manner or the interested shareholder has acquired a designated percentage of our voting stock at the time it becomes an interested shareholder.

These anti-takeover provisions, along with provisions of Delaware law and the trading rights protections described in “—Our governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of our stockholders,” and “—The COMEX governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX memberships which may restrict our ability to conduct our business and, should the COMEX Division transaction not be consummated, may continue to do so” could, together or separately make more difficult or discourage potential acquisition proposals or delay or prevent a change in control, including transactions in which holders of our common stock might receive a premium for their shares over prevailing market prices; and which could affect the market price for the shares held by stockholders.

Future sales of our common stock may have an adverse impact on its market price or dilute existing stockholders

We are currently in the midst of two potential offerings: 1) our initial public offering and 2) an offering pursuant to the COMEX Division transaction. The consummation of both or either offering could result in dilution to our existing stockholders. Should our initial public offering be consummated, sales of a substantial number of shares of our common stock in the public market following the initial public offering, or the perception that large sales could occur, could cause the market price of the common stock to decline. Either of these circumstances could also limit our future ability to raise capital through an offering of equity securities. Should our initial public offering not be consummated, there will continue to be no established trading market for our common stock.

Our currently issued and outstanding shares of common stock, including such shares to be issued upon the conversion of all of our outstanding shares of Series A Preferred Stock, immediately prior to the initial public offering, are subject to significant transfer restrictions which prohibit sales or other dispositions of shares of our common stock, except in limited circumstances. The transfer restrictions will expire 180 days after the initial public offering for 27,167,000 shares of our common stock, 360 days after the initial public offering for 26,754,000 shares of our common stock, and 540 days after the initial public offering for 26,569,000 shares of our common stock. Upon expiration of these transfer restrictions, the common stock held by existing stockholders will be freely transferable unless held by our “affiliates” within the meaning of Rule 144 under the Securities Act. If stockholders of NYMEX Holdings sell a large number of shares of common stock upon the expiration of some or all of these restrictions, or if investors have the perception that such sales could occur, the market price for our common stock could decline significantly. If, pursuant to the COMEX Division transaction, we issue shares of Series B-1 Common Stock, Series B-2 Common Stock, and Series B-3 Common Stock (collectively, the “Series B Shares”), these shares will be subject to transfer restrictions until 180 days after the initial public offering, 360 days after the initial public offering, and 540 days after the initial public offering, respectively. In the event of the issuance of any Series B Shares pursuant to the COMEX Division transaction, upon the expiration of the respective transfer restrictions, each of Series B-1, B-2, and B-3 Common Stock will convert into shares of our common stock free of transfer restrictions and the Series B Shares will automatically be retired. All of the shares of common stock sold in the initial public offering will be freely tradable without restriction or further registration under the Securities Act by persons other than our “affiliates” within the meaning of Rule 144 under the Securities Act. In addition, in connection with our initial public offering, we intend to grant stock options and restricted stock units exercisable for shares of our common stock.

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

The nature and role of our self-regulatory responsibilities may change

Some financial services regulators have publicly stated their interest in evaluating the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self regulatory responsibilities. Our regulatory programs and capabilities contribute significantly to our brand name and reputation. Although we believe that we will be permitted to maintain these responsibilities, we cannot assure you that we will not be required to modify or restructure our regulatory functions in order to address these or other concerns. Any such modifications or restructuring of our regulatory functions could entail material costs for which we have not currently planned. The CFTC has recently issued for public comment proposed changes to conflict of interest rules, including rules relating to the governance of self-regulatory organizations. Any such changes could impose significant costs and other burdens on us.

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

A negative outcome for us in New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. could adversely affect our financial condition and operating results

Since November 20, 2002, we have been a party to ongoing litigation regarding intellectual property infringement and contractual interference by ICE relating to ICE’s use of and reference to our settlement prices in its cleared OTC swap contracts for Henry Hub natural gas and West Texas Intermediate crude oil. The federal district court granted ICE’s motion for summary judgment in September 2005. We have appealed this decision before the Second Circuit Court of Appeals. Oral argument has been scheduled for November 16, 2006. A negative outcome for us in this case, which could result in the continued and expanded use by ICE and other competitors of our intellectual property without payment of a licensing fee, could have a material adverse effect on our business, financial condition, or results of operations (see Note 18 to the unaudited condensed consolidated financial statements).

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

The 8,160,000 shares of Preferred Stock that were issued and sold to General Atlantic for $160 million in cash pursuant to the GA Agreement (see Note 7 to the unaudited condensed consolidated financial statements) were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and in reliance on General Atlantic’s representations in the GA Agreement that, among other things, each of the General Atlantic purchasers is an “accredited investor” within the meaning of Rule 501 of Regulation D. Appropriate restrictive legends were affixed to the certificates representing the shares of the Preferred Stock and will be affixed to the shares of common stock issuable upon conversion of the Preferred Stock.

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

NYMEX HOLDINGS, INC.

By:	/s/ James E. Newsome
Name:	James E. Newsome
Title:	President & CEO
(Principal Executive Officer)

Date: November 9, 2006

By:	/s/ Kenneth D. Shifrin
Name:	Kenneth D. Shifrin
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2006