Form 10-K
period 2006-12-31
NYMEX HOLDINGS INC
filed 2007-03-05
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number: 333-30332

NYMEX Holdings, Inc.

Delaware	13-4098266
(State of Incorporation)	(I.R.S. ID.)

One North End Avenue

World Financial Center

New York, New York 10282-1101

(212) 299-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share, Series B	New York Stock Exchange

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

The registrant’s common stock is listed on the New York Stock Exchange under the symbol “NMX” and first traded on November 17, 2006. As such, the registrant has not completed its second fiscal quarter in which its common stock was publicly traded. As of February 28, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $10.6 billion, based on the closing price per share of the registrant’s common stock on such date.

As of February 28, 2007, there were 92,072,600 shares of the registrant’s common stock outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for May 2007 Annual Meeting of Stockholders	III

i

Forward-Looking Information — Safe Harbor Statement

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to the future performance, operating results, strategy, and other future events of NYMEX Holdings, Inc. (“NYMEX Holdings”) and its subsidiaries (NYMEX Holdings and its subsidiaries are collectively referred to as the “Company”). Such statements generally include words such as could, can, anticipate, believe, expect, seek, pursue, proposed, potential and similar words and terms, in connection with any discussion of future results. Forward-looking statements involve a number of assumptions, risks, and uncertainties, any of which may cause actual results to differ materially from the anticipated, estimated, or projected results referenced in the forward-looking statements. In particular, the forward-looking statements of the Company are subject to the following risks and uncertainties: the success and timing of new futures contracts and products; changes in political, economic, or industry conditions; the unfavorable resolution of material legal proceedings; the impact and timing of technological changes and the adequacy of intellectual property protection; the impact of legislative and regulatory actions, including without limitation, actions by the Commodity Futures Trading Commission; and terrorist activities, international hostilities or natural disasters, which may affect the general economy as well as oil and other commodity markets. The Company assumes no obligation to update or supplement its forward-looking statements.

Registered Trademarks

NYMEX®, COMEX®, NYMEX ACCESS® and NYMEX ClearPort® are registered trademarks of, and NYMEX iPort™, NYMEX miNY™, NYMEX Europe™ and the Company logo are trademarks of, the Company. Clearing 21® is a registered trademark jointly owned by the Company and Chicago Mercantile Exchange Inc. (“CME”). CME®, Globex® and CME Globex® are registered trademarks of CME. Other trademarks and trade names used herein are the property of their respective owners.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officers and senior financial officers. A copy of the Company’s code of ethics is incorporated herein by reference and is also available on the Company’s website at www.nymex.com. The Company intends to post on its website material changes to, or waivers from, its code of ethics, if any, within two days of any such event. As of March 2, 2007, there were no such changes or waivers.

ii

PART I

ITEM 1. BUSINESS

History

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be referred to as the “Exchange.” NYMEX Holdings together with its subsidiaries is referred to as the “Company.”

The Company was founded in 1872 as the Butter and Cheese Exchange of New York to provide an organized forum for the trading of dairy products. Within a few years, the egg trade became an important part of the business and the name of the exchange was changed to the Butter, Cheese and Egg Exchange of the City of New York. In order to attract traders of groceries, dried fruits, canned goods and poultry, the name was changed to New York Mercantile Exchange in 1882.

The Company introduced heating oil contract, which has been one of the world’s most successful energy futures contracts since its inception, in 1978. Between 1981 and 1996, contracts followed for gasoline, crude oil, natural gas, propane, and electricity. The Company’s platinum futures contract is the world’s longest continuously traded precious metals futures contract and was the first industrial commodity traded on the NYMEX Division. It is considered one of the world’s most valuable industrial metals. In 1968, the Company launched the Palladium futures contract, the only domestic exchange-traded instrument for that metal.

In 1994, the Company acquired COMEX, which was founded in 1933 from the combination of four futures markets: the National Metal Exchange; the Rubber Exchange of New York; the National Raw Silk Exchange; and the New York Hide Exchange. COMEX initially traded six commodities: copper; hides; rubber; silk; silver; and tin. Upon the acquisition of COMEX, the Company enhanced its status as the world’s largest physical commodity futures exchange.

In November 2000, as a result of a merger and demutualization, the New York Mercantile Exchange converted from a New York not-for-profit membership association into a Delaware for-profit nonstock corporation and became a subsidiary of NYMEX Holdings, a Delaware for-profit stock corporation. As a result of the transaction, each NYMEX Division membership was converted into one Class A membership in NYMEX Exchange and one share of common stock of NYMEX Holdings. The book value of the assets and liabilities of New York Mercantile Exchange carried over to the NYMEX Division.

In March 2006, the stockholders of the Company approved a stock purchase agreement (the “GA Agreement”) with General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG (collectively “General Atlantic”) whereby General Atlantic acquired a 10% equity interest in NYMEX Holdings.

In November 2006, the Company completed its initial public offering and shares of its common stock began trading on the New York Stock Exchange under the symbol “NMX”.

Additionally, in November 2006, the Company and COMEX closed a transaction, which among other things, expands the ability of the Company to provide COMEX electronic trading privileges to third parties, as well as to list all COMEX contracts for side-by-side trading.

Overview

Since its founding 135 years ago, the Company has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Company’s trading facilities and from providing clearing and settlement services through the Company’s clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. On NYMEX Exchange, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline. On COMEX, customers trade metals futures and options contracts, including contracts for gold, silver, copper and aluminum. In addition, the Company presently offers soft commodities futures contracts for coffee, sugar, cocoa, cotton and orange juice.

The Company provides facilities to buy, sell and clear energy, precious and base metals, and soft commodities for future delivery under rules intended to protect the interests of market participants. The Company does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, side-by-side and overnight electronic trading, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed off-exchange. The Company’s markets provide an effective and transparent forum for participants to hedge or trade based upon the value of energy and metals. This environment facilitates price discovery, which in turn enhances trading liquidity. The Company believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function. Exchange customers are involved in the production, consumption or trading of energy and metals products and include corporations, financial institutions, institutional investors, hedge funds, governments and professional traders. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Company’s wholly-owned clearinghouse mitigates counterparty performance risk. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s wholly-owned clearinghouse acts as the counter-party to every trade, along with certain bilateral trades executed off-exchange, guaranteeing the financial performance of every contract transacted. To manage the risk of financial nonperformance, the Company requires members to post margin. Trading on the Exchange is regulated by the Commodity Futures Trading Commission (“CFTC”), which, in conjunction with the Company’s clearinghouse, helps to ensure the integrity of its markets.

Measured by 2006 contract volume, the Company is the largest physical commodity-based futures exchange and clearinghouse in the world and the third-largest futures exchange in the United States. In 2006, approximately 64% of all globally listed energy futures and options contracts were traded on the Exchange, making it the world’s largest exchange for the trading of energy futures and options contracts. Approximately 98.1 million contracts of the Exchange’s light sweet crude oil futures and options products traded and cleared in 2006, making light sweet crude oil the largest and most liquid global benchmark for energy futures and options. Although certain other exchanges offer metals contracts of smaller sizes, in 2006, the Company was also the largest exchange in the world for the trading and clearing of precious metals based on product volume, as calculated by aggregating contracts of smaller sizes into contracts of comparable sizes to those traded on the Exchange, with approximately 32.1 million contracts traded and cleared. The Exchange’s gold futures contract is the most liquid precious metal futures contract in the world with approximately 21.1 million contracts traded and cleared in 2006 based on product volume, as calculated by aggregating contracts of smaller sizes into contracts of comparable sizes to those traded on the Exchange. In 2006, the Company was also the largest exchange in North America for the trading of platinum group metals contracts. In 2006, COMEX was the largest marketplace for gold and silver futures and options contracts, and the largest exchange in North America for futures and options contracts for copper and aluminum.

Strategy

Increased market acceptance and awareness of derivatives, increased price volatility in key commodities, technology advances and reduced regulatory barriers offer significant opportunities for expanding derivative markets. The Company believes that it can take advantage of these trends and build upon its competitive strengths by implementing the following strategies:

Expand the Company’s distribution. The Company intends to continue to grow its core businesses of energy and metals futures and options by increasing the ease with which customers can access its markets. For instance, from June through December 2006, the Company successfully migrated its energy and metals product slate for side-by-side electronic trading onto CME Globex electronic trading platform, pursuant to a technology services agreement the Company entered into with Chicago Mercantile Exchange Inc. (“CME”). This arrangement expands the Company’s customer base and allows for its products to be available for trading virtually 24 hours a day and five days per week. In addition to the Company’s liquidity providers, a specified number of CME market makers have been designated by CME to build electronic liquidity at the Company’s member rates. This program will last until July 1, 2010. The Company believes that this will provide opportunities for increased trading by a broader array of customers. The Company has also increased and intends to continue to enhance its marketing efforts in order to broaden understanding of the benefits of its products to potential customers. Many of the changes the Company has instituted are intended to help grow its customer base in Europe and Asia. For instance, CME Globex electronic trading platform is widely used in Asia. Additionally, the Company’s products continue to be distributed in a growing number of countries. Specifically, the Company has received permission (or confirmation that approval was not necessary) from foreign regulators in over 30 countries/jurisdictions to offer its products for electronic trading through CME Globex electronic trading platform. The Company continues to seek additional foreign regulatory approval to expand its product distribution.

Develop new products. The Company intends to continue to expand the range of products it offers, both by commodity type and structure. During 2006, the Company introduced six soft commodity futures contracts for coffee, sugar, cocoa, cotton and orange juice. Over the past five years, the Company has increased the number of products it offers from 27 to 321. The Company has expanded its energy products to include commodities such as additional blends of crude oil and refined products, new delivery points in natural gas and electricity, sulfur dioxide and nitrous oxide emissions, coal, freight and storage of gas and oil. At the same time, the types of derivatives the Company offers have expanded to include basis swaps, swing swaps, daily contracts and strips of dailies and economic indices. The Company has also increased the number of products available for off-exchange clearing on the NYMEX ClearPort® Clearing system, adding 174 new products since 2005 for a total of 281. The Company will shortly be launching a weather-related property damage risk contract covering natural perils across the U.S. The Company’s research department plans to continue to work with existing and potential customers to develop new futures and options products that provide an array of relevant risk management tools for the energy and metals sectors.

Expand the Company’s service offerings, such as market data and off-exchange clearing. The Company believes there are significant opportunities to expand its service offerings and further diversify its revenues streams. The Company intends to focus on increasing the use of the market data it collects from the products traded on the Exchange. In addition to incorporating this data into the design of new products, the Company plans to provide enhanced services to its customers who utilize this data. The Company believes this business is highly scalable, with limited incremental costs.

An important revenue source for the Company is its market data products and information offerings. The Company intends to further develop its market data offerings by integrating proprietary information generated by the Exchange into new market data products designed to meet the needs of a greater number of customers. Sophisticated quantitative approaches to risk management as well as customer time sensitivity has created new needs, uses and demands for trading related data and analytics. The Company intends to create new value-added services to complement its market data products, including databases, analytical tools and other services to assist end-users. The Company also intends to expand its market data distribution by expanding into alternative markets offered by other exchanges.

The Company will also continue to seek opportunities to leverage the strength and reputation of its clearinghouse, by increasing its use for the clearing of off-exchange bilateral trades and for third-party clearing opportunities.

Enhance the Company’s technology platform. The Company intends to continue to invest in and improve the technology that supports clearing, market information, its trading floor and business in general, in order to increase its operational flexibility and enable it to stay abreast of the needs of its customers. The Company will work with CME to ensure that CME Globex electronic trading platform continues to serve the electronic trading requirements of its customers.

Opportunistically pursue strategic alliances and acquisitions. The Company plans to opportunistically pursue acquisitions, partnerships and joint ventures that will allow it to expand its range of products and services, enter new markets, expand the access to its markets distribution of its products, enhance its operational capabilities and expand its brand and use of its prices. The Company has formed joint ventures for the express purpose of establishing products in the energy sector which may serve as additional benchmarks for energy products used on an international scale. In June 2005, the Company entered into an agreement with Tatweer Dubai LLC, a subsidiary of Dubai Holding L.L.C., to develop the Dubai Mercantile Exchange Limited, one of the first exchanges in the Middle East which will, when opened, trade energy futures. It is anticipated that the DME will open in the second quarter of 2007. One of the first products to be listed will be the Oman Sour Crude Oil futures contract. In addition, the Company has entered into a joint venture with Expertica Limited for the purpose of creating a contract based on Russian Urals based crude oil products. Beginning October 22, 2006 for trade date October 23, 2006, the Company’s Russian Export Blend Crude Oil (“REBCO”) futures contract was listed on CME Globex electronic trading platform. In addition, the Company has an arrangement with the Tokyo Commodity Exchange (“TOCOM”) which is formed for the purpose of attracting TOCOM members and other customers in Japan to its markets. Moreover, the Company has arrangements with the MultiCommodity Exchange of India and the Mexican Derivative Exchange to license certain of its benchmark prices for use in local-currency based products which the Company believes will create further opportunities to expand the NYMEX brand and increase global awareness of its products. In addition, the Company has established relationships with a number of different exchanges and entities which may create opportunities for market and product development in the future, such as letters of intent with Interconnexion Electrica, S.A. of Colombia, the Budapest Commodity Exchange, the Shanghai Futures Exchange, the Taiwan Futures Exchange and the Central Japan Commodity Exchange. On January 22, 2007, the Company announced its intent to purchase a 19 percent stake in Optionable, Inc., a leading provider of natural gas and other energy derivatives brokerage services. On February 14, 2007, the Company announced its intention to form a strategic alliance with the Montréal Exchange (“MX”) that includes the Company’s purchasing a 10% stake of MX and the creation of a joint venture company that will serve the Canadian energy industry. The proposed joint venture between the Company and MX will create a new Canadian corporation, headquartered in Calgary, Alberta, whose purpose is to provide trading and clearing of exchange-traded and over-the-counter crude oil, natural gas, and electricity products with a focus on the Canadian markets.

Attract new market participants. In recent years, the Company’s participant base has expanded and diversified due to the emergence of new participants in the energy commodities markets. These new participants range from producers and consumers of commodities to financial services companies, such as investment banks, asset managers, hedge funds and proprietary trading firms that are increasingly pursuing hedging, trading and risk management strategies within the energy sector. Many of these participants have been attracted to the energy markets in part due to the availability of electronic trading. The Company intends to continue to expand its participant base by targeting these and other new market participants and by offering electronic trade execution and processing capabilities that meet the risk management requirements of a broad range of market participants.

The Company has received a credit rating from Standard & Poor’s Ratings Services which resulted in a long-term AA+/short-term A-1+ counterparty credit rating.

Principal Products

NYMEX Division

NYMEX Exchange is the leading commodity exchange for trading energy futures and options contracts, including contracts for crude oil, natural gas, heating oil, gasoline, propane, and electricity, and is a leading exchange for trading platinum group metals contracts, including platinum futures and options contracts and palladium futures contracts.

COMEX Division

The COMEX Division is a leading commodity exchange for futures and options trading of precious metals including gold and silver, as well as base metals including copper and aluminum contracts.

NYMEX ClearPort® Clearing

NYMEX ClearPort® Clearing, which launched in 2002, provides for the clearing, through the Company’s clearinghouse, of trades in over-the-counter derivatives executed off-exchange that are converted into positions in listed Exchange futures and options. Since inception, the Exchange has increased the number of products offered to 281.

The Company is constantly seeking ways to provide additional products and innovative risk management tools to the marketplace and to expand its franchise in the energy and metals marketplace.

Product Distribution

The Company provides the physical facilities necessary to conduct an open outcry auction market, side-by-side and overnight electronic trading, systems for the matching and clearing of trades executed on the Exchange and systems for the clearing of certain bilateral trades executed off-exchange.

Open outcry trading

Open outcry trading takes place at the Company’s facility located at One North End Avenue, New York, New York. Trading is conducted on trading floors, one for each division of the Exchange. Open outcry trading represented approximately 56% of total futures and options contract volume executed and/or cleared on the Exchange in 2006.

Electronic trading and clearing

The Company provides innovative, advanced trading systems and facilities to serve its customers efficiently. In order to support its expanding international business and product base, the Company entered into a technology services agreement with CME which enables it to list its products for trading on CME Globex electronic trading platform virtually 24 hours a day and five days per week. On June 9, 2006, the Company closed the open outcry trading floor operations of the futures exchange in London, England and migrated the trading of its European products to CME Globex electronic trading platform for trade date June 12, 2006.

In 2002, the Company developed a trade clearing service, NYMEX ClearPort® Clearing, based upon submission to the Exchange’s website of transactions executed off-exchange for clearing on the exchange. Specifically, NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange clearinghouse for clearing. This includes clearing for the products that are part of the clearing of off-exchange trades initiative launched in May 2002 as well as the interface used to submit EFP and EFS transactions for energy futures traded as part of NYMEX ClearPort® Trading. NYMEX ClearPort® Clearing achieved a record clearing volume level during 2006 of approximately 79.6 million contracts, increasing from 39.3 million contracts cleared in 2005, and from 15.6 million contracts cleared in 2004.

In January 2003, the Company launched an electronic trading system, NYMEX ClearPort® Trading. NYMEX ClearPort® Trading provides a trade execution system for certain energy futures products which are based on commonly-traded over-the-counter instruments. Following the migration of the Company’s products to CME Globex electronic trading platform, NYMEX ClearPort® Trading will continue to be utilized for certain other of the Company’s futures products until their migration to CME Globex electronic trading platform upon the achievement of certain trading volumes.

Alliances

Tatweer Dubai LLC: In June 2005, the Company and Tatweer Dubai LLC, a subsidiary of Dubai Holding L.L.C., entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”), which is jointly owned by the Company and Tatweer Dubai LLC, was incorporated as a limited company under the laws of Bermuda. DME Holdings is the sole owner of DME, a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. It is expected that the DME will commence trading in the second quarter of 2007 and initially will offer for trading the Oman Sour Crude Oil futures contract. The DME is regulated by the Dubai Financial Services Authority, a regulatory body modeled after the United Kingdom’s Financial Services Authority (“FSA”) and established within the DIFC.

During 2005, the Company entered into various memoranda of understanding for the purposes of developing various areas of cooperation, including business opportunities, with, among others, Interconnexion Electrica, S.A. of Colombia, the Budapest Commodity Exchange and the Mexican Derivatives Exchange. The Company had previously entered into memoranda of understanding with the Shanghai Futures Exchange, the Taiwan Futures Exchange and the Central Japan Commodity Exchange. In addition, the Company also entered into a licensing agreement with Multi Commodity Exchange of India Ltd.

In April 2006, the Company entered into a technology services agreement with CME to trade its products on CME Globex electronic trading platform. Listing its energy contracts on the CME Globex platform enables the Company to dramatically increase its product distribution. This arrangement expands the Company’s customer base and allows for its products to be available for trading virtually 24 hours a day and five days per week. The Company clears and settles all trading of its contracts conducted via CME Globex electronic trading platform through the Company’s clearinghouse.

During 2006, the Company entered into a joint venture with Expertica Limited for the purpose of creating a contract based on Russian Urals based crude oil products. Beginning October 22, 2006 for trade date October 23, 2006, the Company’s Russian Export Blend Crude Oil (“REBCO”) futures contract was listed on CME Globex electronic trading platform.

Clearinghouse Function

The Exchange serves a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms including margin deposits, guaranty funds posted by clearing members with the Company’s clearinghouse and default insurance. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts. The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members at banks, approved by the Company, as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

The Company’s clearinghouse provides the operational infrastructure to allow position matching, reporting and margining for each NYMEX Division and COMEX Division contract. This structure permits parties to trade with one another without individual credit determinations or counterparty credit risk. Further, it allows for the daily flow of marked-to-market variation margin payments and allows the Company to look to the financial strength of its clearing members. Specifically, the clearinghouse ensures that trading is conducted in an orderly manner by matching and recording trades, collecting and maintaining margins, allocating margins according to the positions of the clearing members, matching open short with open long positions for delivery, allocating delivery notices, and generating trading and delivery statistics. The clearinghouse acts as a fiscal transfer agent, transferring money at a minimum of two times per day from the margin funds of traders whose market positions have increased in value — all via the Company’s clearing members.

As a safeguard to ensure proper settlement of contracts, each clearing member is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2 million in the Guaranty Fund. The Guaranty Fund contained approximately $242.1 million in cash, U.S. Treasury securities and money market mutual funds as of December 31, 2006. The Guaranty Fund is controlled by the Company and may be used to cover the financial defaults of a clearing member on either or both divisions. These amounts on deposit in the Guaranty Fund, however, are not the property of the Company and are not available to pay debt service. Interest earned on security deposits, in the form of U.S. Treasury securities and money market mutual funds, is the property of the clearing member firm that deposited such security while interest earned on security deposits in the form of cash is the property of the Company. The Company also maintains a $115 million default insurance policy to protect the Company and clearing members in the event that a default in excess of $200 million occurs. The Company pays the insurance premiums on the default insurance policy. Additionally, the Company intends to enter into a revolving credit agreement. This agreement will provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement will provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

During the first quarter of 2004, the Company established additional retail customer protections supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event of a clearing member default as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the Commodity Exchange Act, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also maintains extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, NYMEX Division clearing members, as all NYMEX Division member firms, are each currently required to pledge two Class A memberships, or “seats,” at the NYMEX Exchange and 180,000 shares of NYMEX Holdings common stock. The Company is currently proposing that the number of shares of NYMEX Holdings common stock required to be pledged by each NYMEX Division clearing and non-clearing member firm be reduced to 150,000 shares of NYMEX Holdings common stock. This proposal would become effective one day after self-certification to the CFTC on any date after March 9, 2007 if no petition representing 10% of owners of NYMEX Division Class A memberships requesting a special meeting on this matter is submitted to the Company prior to such date. The COMEX Division clearing member firms, as all COMEX Division member firms, must each pledge two COMEX Division memberships.

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

Despite the Company’s authority to levy assessments or impose fees, there can be no assurance that the relevant members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any dues, fees or assessments. The Company believes that assessment liabilities of a member arising prior to expulsion are contractual in nature and, accordingly, survive expulsion. In addition, the Company would have recourse to such member and the proceeds from its sale of such member’s collateral would apply towards any outstanding obligations to the Exchange of such member.

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

The Company conducts clearing through the Clearing 21® system. This system, a highly flexible clearing system, developed jointly with the CME, was rolled out in 1999. The Clearing 21® system was upgraded in the fall of 2001 to permit clearing member access via the internet, as well as to accommodate an enhanced product base, including the clearing of off-exchange contracts. The system enables the Company to perform functions relating to banking, settlement, asset management, delivery management, position management and margins.

The Company has an excellent risk management track record. NYMEX Division has never experienced an incident of a clearing member default, nor has there been a default on COMEX Division since it was acquired by the Company in 1994. The Company’s clearing function enables it to guarantee the financial performance of all contracts traded and/or cleared on NYMEX Division or COMEX Division.

Market Data

The Company provides proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. Market data provides information about bids, offers, trades and trade size to companies and organizations that use the Company’s markets. This information plays a vital role in the trading activity of the Company’s products as well as the trading activity in related cash and derivatives markets. Market data is distributed through dedicated networks to approximately 140 global market data vendors. These vendors consolidate the Company’s market data with that from other exchanges, other third-party data providers and news services, and then re-sell the consolidated data. During 2005, the Company launched new products that provide real-time market data, news and advanced analytics to desktops and mobile devices. The Company intends to grow this segment of its market data business by enhancing its current market data and information product offerings, developing new products and services, and marketing programs to increase the use of its market data.

As of December 31, 2006, the Company’s market data was displayed on approximately 130,000 devices. Revenues from market data comprised 12.8%, 13.3%, and 13.7% of the Company’s consolidated operating revenues for the years ended December 31, 2006, 2005, and 2004, respectively. On January 1, 2007, the Company implemented a new fee structure that it anticipates will generate an increase in market data revenue.

Competitive Environment

The Company encounters competition in all aspects of its business and competes directly with other exchanges, both domestic and foreign, and OTC entities, some having substantially greater capital and resources and offering a wider range of products and services and with certain foreign or OTC entities operating under a different and possibly less stringent regulatory regime. More specifically, energy and metals derivatives trading generally occurs in global markets that are comprised of trading on regulated exchanges, on unregulated or exempt exchange-type markets, and in traditional bilateral OTC markets. The Company believes that its principal strengths include the integrity of its marketplace, the relative prices of services and products it offers, its substantial liquidity base, its worldwide brand recognition and the quality of its clearing and execution technology and services.

The Company faces the threat of competition from, among other things, the activities of domestic, foreign and emerging exchanges or unregulated exchange-equivalents in the United States. Exchanges designated as

“contract markets” or “derivatives transaction execution facilities” pursuant to the Commodity Futures Modernization Act of 2000 (“CFMA”) can compete with the Company in offering market trading of futures and options contracts in either or both of these regulatory tiers. For instance, in 2004, the Chicago Board of Trade (“CBOT”) listed for trading an additional futures contract (to its metals product slate) in gold futures designed to compete with the Exchange’s gold futures contract. The trading of this product does represent a source of competition. In December 2006, the Company commenced the side-by-side electronic trading of COMEX metals products, including the gold futures contract. Such trading has resulted in the recapture of some of the market share previously lost to the CBOT. Moreover, the CFMA has created additional opportunities for new competitors to provide trading facilities resulting in an expansion in the number of designated contract markets since the implementation of the CFMA. According to the CFTC, eight new contract market designations have been approved since the implementation of the CFMA although three of these designations subsequently were deemed to be dormant by the CFTC. While no new designated contract markets directly compete with the Company, these exchanges, as well as any other new entrant, could potentially compete with the Company’s markets.

Moreover, the CFMA increased the ability of competitors to offer largely unregulated competing products that are economically or otherwise financially-equivalent to futures contracts. For instance, the IntercontinentalExchange Inc. (“ICE”), an electronic trading system for, among other things, various OTC energy products, was created by several large merchant energy and energy companies and currently operates as an “exempt commercial market” under the CFMA. ICE is engaged in the trading of several energy instruments which are financially equivalent to those traded on the Exchange. More generally, OTC trading of contracts similar to those traded or cleared on the Exchange, such as swaps, forward contracts and Exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts, represents a significant source of potential competition for the Exchange. OTC trading of such products could be a significant factor affecting the Company’s trading volumes and operating revenues if market participants perceive OTC products and exchange-traded futures and options as competing alternatives rather than as complementary risk management tools. In addition to ICE, fifteen other entities have notified the CFTC that they will be operating pursuant to the exemption applicable to exempt commercial markets.

The CFMA also expanded the ability of companies to engage in the business of clearing OTC instruments, which previously was not expressly permitted by statute. One of the advantages of a regulated cleared OTC instrument versus an uncleared OTC instrument, the Company believes, is that the existence of a clearinghouse mitigates potential counterparty credit risk in the OTC markets. As such, to the extent that companies are able to enter the business of the clearing of OTC instruments, this may represent a source of potential competition to the Exchange and could be a significant factor affecting the Exchange’s trading volumes and operating revenues. The NYMEX ClearPort® Clearing initiative represents the Exchange’s effort to enter into this type of business. There are other companies, such as the Guaranty Clearing Corporation, a subsidiary of the Clearing Corporation (formerly the Board of Trade Clearing Corporation), and EnergyClear, which commenced operations for the clearing of OTC energy derivatives, although EnergyClear is now deemed to be dormant by the CFTC. The London Clearing House (now known as LCH.Clearnet Limited) has also been registered as a Derivatives Clearing Organization with the CFTC and has established a clearing arrangement in both the U.S. and the U.K. with ICE. More recently, CME has also commenced preparations to provide OTC clearing services.

The CFTC’s authorization expired in 2005; however, reauthorization was not concluded in 2006 and will continue through the 2007 legislative session. As part of that 2006 process, various concepts were mentioned as possible areas in which legislation would be appropriate, including, among other things, severe restrictions on daily price fluctuation limits and increased margins for certain energy futures contracts. While the Company is unaware of any legislative proposal at the present time arising from the reauthorization that would materially affect it, any such proposal may be introduced during this process. Additionally, as part of the Bush administration’s proposed 2007 budget, a proposal was introduced to impose a transaction tax on futures traded domestically. While many participants in the futures industry, including the Company, are vigorously opposing this proposal, the Company cannot guarantee that such proposal will not be enacted, which may adversely impact its ability to compete on an international level.

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

Volumes on the Exchange continue to grow, as do volumes on the markets of its competitors. Consequently, under present competitive conditions, the Company presently believes that neither increasingly liquid foreign markets nor other competitive factors have taken material volume away from the Exchange. In particular, in 2006, ICE Futures, the U.K.-based subsidiary of ICE, listed for trading three futures contracts based on the Company’s light sweet crude oil, heating oil and gasoline futures contracts.

The Company objected to the CFTC in that ICE Futures is operating pursuant to CFTC staff no-action relief which is intended to permit foreign futures and options to be made electronically available for trading by foreign exchanges in the U.S. without requiring such foreign exchanges to register with the CFTC as a contract market. The Company has raised concerns with the CFTC regarding the appropriateness of this relief for domestic-based futures contracts. Following a request for comment and a public hearing held by the CFTC on June 27, 2006, the Commission on October 31, 2006 issued a Statement of Policy (on boards of trade located outside the U.S. and on no-action relief from the requirement to become a designated contract market or derivatives transaction execution facility). In that Statement of Policy, the CFTC declined the opportunity to develop objective standards for establishing a threshold test of U.S. location, opting instead to utilize a more flexible approach. The Commission also essentially reaffirmed the scope of the existing staff no-action process. Under the regulatory regime of the FSA, to which ICE Futures remains subject, there are no formal limits or restrictions on the size of positions that may be held by market participants. In view of these and other differences in applicable regulatory standards, ICE Futures may continue to present a source of competition to several of the Company’s benchmark contracts and thus may have an adverse impact on the Company’s business.

In the past few years, there has been significant consolidation in the provision of clearing services. In 2003, the CME and the CBOT announced a common clearing link whereby the CME would provide clearing and settlement services for all CBOT products. This linkage became fully operational in January 2004. Additionally, on October 17, 2006, CME announced that they had entered into a merger agreement with CBOT, pursuant to which CBOT will be acquired by CME. In December 2003, the London Clearing House and Clearnet, two significant European clearinghouses, completed a merger to form the LCH.Clearnet Group. In addition, ICE acquired the New York Board of Trade and its clearinghouse in January 2007. To the extent that other entities are able to provide clearing on products which compete with the Company’s products and are able to provide benefits to market users from such consolidations, this may represent a source of competition to the Exchange and could be a significant factor affecting trading volumes and operating revenues.

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

The top 15 futures exchanges in order of volume of futures and options on futures contracts traded for the year ended December 31, 2006 based on publicly reported data are: CME, Eurex, CBOT, Euronext.liffe, Bolsa de Mercadorias & Futuros, NYMEX, National Stock Exchange of India, Mexican Derivatives Exchange, Dalian Commodity Exchange, London Metal Exchange, Tokyo Commodity Exchange, Sydney Futures Exchange,

Korea Stock and Exchange, ICE and SAFEX. Based on these data, in the United States, the top three futures exchanges are CME, CBOT, CBOE and NYMEX.

Intellectual Property

The Company reviews on an ongoing basis the proprietary elements of its business to determine what intellectual property protections are available for these elements. The Company seeks to protect proprietary elements by relying upon the protections afforded by trademark, service mark, copyright, patent and other legal rights and remedies on both a domestic and an international scale. The Company licenses prices for, among other things, incorporation into certain products including ETFs, structured notes and other futures contracts. In addition, some of the Company’s products are dependent upon licensing of these rights from third parties. For instance, with respect to certain of the products traded and/or cleared on the NYMEX ClearPort® Clearing and NYMEX ClearPort® Trading systems, the Company has entered into license agreements with, among others, Platts and Intelligence Press.

Business Continuity Planning

As with all other financial institutions, the Company continues to strengthen and upgrade its disaster recovery facilities and capabilities. The Company has undertaken several measures, as described below, to ensure effective and efficient business continuity planning.

Regulatory

There currently is limited specific regulatory guidance or regulations imposed upon exchanges with respect to business continuity planning or disaster recovery in the futures industry, although such planning is implicated under several of the CFMA core principles applicable to contract markets and to derivative clearing organizations as well as by the IOSCO principles on screen-based trading that have been adopted by the CFTC as part of its regulatory policies. However, the Company has sought direction and best practice trends from other regulatory bodies in the equities and bond markets, and has also evaluated the various proposals submitted by industry and government agencies.

The Company continually seeks to improve its continuity planning by, among other things, incorporating its strategic business partners into its business continuity planning and ongoing testing and training efforts. This will enable the Company to maximize its ability for continued operations in the face of adverse conditions.

Systems and Facilities

The Company has consolidated its off-site business continuity and disaster recovery facilities into one facility for potential use during an emergency. The Company’s disaster recovery site, located on Long Island, New York, encompasses a backup trading facility that operates on separate power, water, and telecommunications grids than those of the Company’s headquarters facility. This alternative facility is fully equipped for trading, with a full size backup trading floor, and has an emergency operations center. The backup trading floor and data center are located outside of the Company’s headquarters transportation infrastructure. The Company’s main and backup data centers are linked through high capacity fiber connectivity which allows for fully-synchronous communications between the main and backup systems. The Company has instituted, on an annual basis, a full scale mock disaster drill in order to test the efficiency of its business continuity planning with its member firms along with several smaller scale drills occurring at other times during the year. The CME Globex electronic trading platform has two remote data centers and backup facilities maintained in two separate locations. In October 2006, the Company, along with other U.S. futures exchanges and the industry’s largest market participants, successfully completed the third annual industry-wide disaster recovery test. It is anticipated that this industry-wide testing will continue to be an annual event.

Planning

The Company’s current plan provides for enterprise-wide business continuity planning that includes all of its critical business units, its staff and its membership. The Company has invested in a complex planning and incident management system and retained a business continuity professional to manage the program. The business continuity planning program provides, among other things, a continuous conduct of full risk analysis and business impact analysis in order to identify (i) new areas for preventative measures and (ii) significant business functions, and prioritize such functions accordingly. Moreover, in order to ensure proper coordination during a potential crisis, the Company has established relationships with the local business community, law enforcement, and local and regional governmental emergency agencies, in addition to the industry-wide efforts previously noted.

Recent Developments

Initial Public Offering

On November 22, 2006, NYMEX Holdings completed an initial public offering (“IPO”) of its common stock at a price of $59.00 per share. In connection with this offering, NYMEX Holdings sold 5,390,000 shares of its common stock, and certain selling stockholders sold 1,110,000 shares of common stock held by them. In addition, NYMEX Holdings sold 975,000 shares of its common stock pursuant to the underwriters’ full exercise of their over-allotment option. NYMEX Holdings’ common stock is listed on the New York Stock Exchange under the symbol “NMX” and began trading on November 17, 2006. A summary of the terms of the IPO can be found in the prospectus as filed with the SEC on November 17, 2007.

COMEX Division Transaction

In 1994, the Company acquired the COMEX Division through the COMEX Merger Agreement which provided for certain trading rights and protections for the owners of COMEX Division memberships which survived the effective date of the acquisition of the COMEX Division by the NYMEX Division. On November 20, 2006, the owners of COMEX Division memberships approved the COMEX Transaction Agreement between COMEX and the Company to expand electronic trading of the metals contracts and thereby permit expanded electronic access to these markets by non-COMEX Division members and to permit after-hours trading and side-by-side trading of COMEX Division contracts via CME Globex electronic trading platform in exchange for 6,484,800 shares of common stock of NYMEX Holdings. The COMEX Transaction Agreement was consummated on November 20, 2006.

Proposed Secondary Offering

On February 23, 2007, NYMEX Holdings filed an automatic shelf registration statement on Form S-3 with the SEC. NYMEX Holdings is considering a proposed secondary offering of shares of common stock issuable upon conversion of shares of Series A-1, Series A-2 and Series A-3, and Series B-1, Series B-2 and Series B-3 common stock of NYMEX Holdings. The number of shares to be included in the proposed secondary offering would depend on the interest of the NYMEX Holdings stockholders participating in the proposed secondary offering, which will be determined on or about March 7, 2007.

Financial Information about Segments

Financial information relating to NYMEX Holdings’ business segments for the years ended December 31, 2006, 2005 and 2004 can be found in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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

Working Capital Requirements

The Company believes its working capital of $485.8 million at December 31, 2006 is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months. For additional information on working capital, see “Management’s discussion and analysis of financial condition and results of operations — Liquidity and capital resources.”

Research and Development

The Company expends significant amounts each year on research for the development of new, and improvement of existing, commodity contracts. During the years ended December 31, 2006, 2005 and 2004, the Company expended, directly or indirectly, $2.4 million, $2.2 million and $1.9 million, respectively, on research and development activities relating to the design, development, improvement and modification of new and existing contracts. The Company anticipates that it will continue to have research and development costs to maintain its competitive position in the future.

Effects of Environmental Regulations

The Company’s services are not subject to environmental regulations.

Number of Employees

At December 31, 2006, NYMEX Holdings had 500 full-time employees. No employees are covered by labor unions.

Foreign Sales

The Company derives foreign revenues, predominately from market data services, the total of which is considered immaterial.

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

ITEM 1A. RISK FACTORS

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business. The risks described below are not the only ones facing the Company. Additional risks not presently known to it or that the Company currently deems immaterial may also impair its operations.

Risks relating to the Company’s business

Intense competition could have a material adverse effect on the Company’s market share and financial performance

The derivatives exchange industry is highly competitive. Some competitors and potential competitors of the Company have greater distribution and/or have greater financial resources than the Company. Some competitors of the Company also have greater access to capital markets as well as more substantial marketing capabilities and technological and personnel resources.

Competitors of the Company have increased their development of electronic trading, which could substantially increase competition for some or all of the products and services the Company currently provides. In addition, competitors of the Company may:

•	respond more quickly to competitive pressures;

•	develop and expand their network infrastructures and service offerings more efficiently;

•	adapt more swiftly to new or emerging technologies and changes in customer requirements;

•	develop products similar to the products the Company offers that are preferred by the Company’s customers;

•	develop new risk transfer products that compete with the Company’s products;

•	price their products and services more competitively;

•	utilize more advanced, more user-friendly and more reliable technology;

•	take greater advantage of acquisitions, alliances and other opportunities;

•	more effectively market, promote and sell their products and services; and

•	exploit regulatory disparities between traditional, regulated exchanges and alternative or foreign markets that benefit from a reduced regulatory burden and a lower-cost business model.

The Company’s current and prospective competitors include futures and other derivatives exchanges, securities exchanges, electronic communications networks, crossing systems and similar entities, consortia of large customers and some of the Company’s clearing member firms and interdealer brokerage firms. The Company may also face competition in its market data services business from market data and information vendors and other clearinghouses.

As a result of this competition, the Company may be limited in its ability to retain its current customers or attract new customers to its markets, products and services. In addition, the Company may lose customers because of more economical alternatives offered from competitors with comparable products, services or trade execution services. The Company expects that competition will intensify in the future. Such competition is likely to include price competition, which could have a material adverse effect on the Company’s business. The Company’s business could be materially adversely affected if it fails to attract new customers, loses a substantial number of its current customers to competitors or experiences significant decreases in its pricing.

In addition, clearinghouse brokers currently receive a fee for bringing to the Exchange off-exchange trades to clear. Should a competitor clearinghouse offer higher fees to brokers, the Company could lose business or be forced to pay higher fees, which could have a material adverse effect on its business as a whole.

The Company’s trading volume, and consequently its revenues and profits, could be materially adversely affected if the Company is unable to retain its current customers or attract new customers or if derivatives trading volume in general decreases

The success of the Company’s business depends, in part, on its ability to maintain and increase its trading volume and the resulting exchange fees. To do so, the Company must maintain and expand its product offerings, its customer base and its trade execution alternatives. The Company’s success also depends on its ability to offer competitive prices and services in an increasingly price-sensitive business. In addition, the Company’s success depends on its ability to attract and retain new customers who trade its products. The Company may be unable to continue to expand the number of products that it offers, to retain its existing customers or to attract new customers. The Company’s management may make certain decisions that are designed to enhance stockholder value, which may lead to decisions or outcomes with which its customers disagree. These changes may make the Company less attractive to its customers and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. Although its members currently pay the Company prices that are lower than those paid to the Company by non-members, the Company cannot assure you that its members will continue to receive beneficial pricing. A material decrease in member trading activity would negatively impact trading volume and liquidity in Company products and reduce its revenues. If the Company fails to expand its product offerings or execution facilities, or lose a substantial number of its current customers, or is unable to attract new customers, its business will be adversely affected.

Furthermore, declines in its trading volume may negatively impact market liquidity on the Exchange, which would result in lower exchange fee revenues and could materially adversely affect the Company’s ability to retain its current customers or attract new customers.

The Company is competing aggressively for new participants, many of whom have only recently begun trading in its markets — most notably financial institutions, and proprietary, algorithmic and electronic trading shops. Competition for these new market entrants among exchanges and trading operations across a variety of markets is intense. If the Company is unable to attract new market participants, its business could be materially adversely affected.

The Company’s decision to operate both electronic and open outcry trading venues may cause the Company to lose trading volume and may materially adversely affect its operating costs, markets and profitability

In response to the increasing acceptance of electronic trading, and to maintain and enhance its competitive position in its futures business, the Company began offering electronic trading side-by-side with its open outcry trading. The Company cannot assure you that the market will continue to accept its side-by-side trading, or that the Company will be able to maintain its market share and liquidity in its products. The Company’s decision to offer side-by-side trading could cause its customers, including those currently trading through its open outcry trading floor, to alter their trading practices and could result in a loss of customers to competing exchanges. Declining trading volumes on the Company’s trading floor may make its futures markets less liquid. As a result, the Company’s total revenues may be lower than if the Company operated only electronic trading or only open outcry trading platforms. Over time, this decision may prove to be ineffective and costly to the Company and could ultimately adversely affect its profitability and competitive position.

It is expensive in terms of costs and management and other resources to continue operating two trading venues for the same products. The Company may not have sufficient resources to adequately fund or manage both trading venues. This may result in resource allocation decisions that materially adversely impact one or both venues. Moreover, to the extent that the Company continues to operate two trading venues, its board of directors and management may make decisions which are designed to enhance the continued viability of two separate trading venues. These decisions may have a negative impact on the overall competitiveness of each trading venue. See “ — The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders” and “ — Holders of common stock who also own Class A memberships in NYMEX Exchange may have interests that differ from or may conflict with those of holders of common stock who are not also owners of Class A memberships in NYMEX Exchange.”

Reductions in the fees the Company charges resulting from competitive pressures could lower its revenues and profitability.

The Company expects to experience pressure on the fees it charges as a result of competition the Company faces in its commodities futures and off-exchange clearing markets. Some competitors of the Company offer a broader range of products and services to a larger participant base, and enjoy higher trading volumes than the Company. Consequently, competitors of the Company may be able and willing to offer competing products at lower fees than the Company currently offers or may be able to offer. As a result of this pricing competition, the Company could lose both market share and revenues. The Company believes that any downward pressure on the fees it charges would likely continue and intensify as it continues to develop its business and gain recognition in its markets. A decline in such rates could lower its revenues, which would adversely affect its profitability. In addition, competitors of the Company may offer other financial incentives such as rebates or payments in order to induce trading in their markets, rather than the Company’s. In addition, the Company may not be able to change the fees of certain of its products due to the rights of owners of Class A memberships in NYMEX Exchange. See “ — The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders.”

The Company depends primarily on the Chicago Mercantile Exchange for electronic trading

On April 6, 2006, the Company announced, pursuant to an agreement with CME, that CME is the primary electronic trading services provider for the Company’s energy futures and options contracts. Effective June 11, 2006 for trade date June 12, 2006, access to electronic trading of the Company’s products became available virtually 24 hours a day on CME Globex electronic trading platform. The Company cannot assure you that CME will be able to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services, if necessary, to meet the Company’s needs. An interruption in or the cessation of service by CME and the Company’s inability to make alternative arrangements in a timely manner, or at all, or significant changes in the fees payable to CME for use of CME Globex electronic trading platform, upon expiration of the current agreement, could have a material adverse effect on the Company’s business, financial condition and operating results.

Globalization, growth, consolidations and other strategic arrangements may impair the Company’s competitive position

The globalization of the Company’s business presents a number of inherent risks, including the following:

•	potential difficulty of enforcing agreements through certain foreign legal systems;

•

the evolving global tax treatment of electronic commerce, and the possibility that foreign governments could adopt onerous or inconsistent tax policies with respect to taxation of products traded on the Company’s markets or of the services that the Company provides;

•

tax rates in certain foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•

listed derivatives markets are regulated in most nations, and it may be impractical for the Company to secure or maintain the regulatory approvals necessary for the Company’s markets to be accessible from one or more nations;

•	the Company’s ability to attract and retain customers and other market participants;

•	general economic and political conditions in the countries from which the Company’s markets are accessed may have an adverse effect on the Company’s trading from those countries; and

•	it may be difficult or impossible to enforce the Company’s intellectual property rights in certain foreign countries.

The liberalization and globalization of the world markets have also resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, the competition among U.S.-based and non-U.S.-based markets and other execution venues has become more intense.

Moreover, in the last several years, the structure of the securities industry has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. In 2002, CME completed its initial public offering. CBOT and IntercontinentalExchange, Inc. (“ICE”) followed with their initial public offerings in 2005. In January 2007, ICE and the New York Board of Trade (“NYBOT”) consummated a merger pursuant to which NYBOT became a wholly-owned subsidiary of ICE. As a result of ICE’s acquiring NYBOT’s clearinghouse function in connection with the merger, ICE may be able to more effectively compete against the Company. In addition, on October 17, 2006, CME and CBOT announced that they had entered into a merger agreement pursuant to which CBOT will be acquired by CME. While the Company intends to opportunistically pursue strategic acquisitions and alliances to enhance its global competitive position, the market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the securities industry, which may adversely affect the Company’s ability to find acquisition targets or strategic partners that fit its strategy objectives.

Because of these market trends, the Company’s competition may increase. The Company’s inability to anticipate and manage these and other risks effectively could have a material adverse effect on its business as a whole.

The Company’s clearinghouse operations expose the Company to substantial credit risk of third parties, and the Company’s financial condition will be adversely affected in the event of a significant default

The Company’s clearinghouse acts as the counterparty to all trades consummated on or through the Exchange and those consummated off-exchange and cleared through the Company. As a result, the Company is exposed to substantial credit risk of third parties, including its clearing firms. The Company is also exposed, indirectly, to the credit risk of the customers of its clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has policies and procedures to help assure that its clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. The Company also has in place measures intended to enable it to cover any default and maintain liquidity. However, these measures may not be sufficient to protect the Company from a default and the Company may be materially and adversely affected in the event of a significant default. While not required, the Company may choose to put a substantial part of its working capital at risk if a clearing firm defaults on its obligations to the Company’s clearinghouse and its margin and security deposits are insufficient to meet its obligations toward the Company.

Proposals of legislation or regulatory changes preventing clearing facilities from being owned or controlled by exchanges, even if unsuccessful, may limit or stop the Company’s ability to run a clearinghouse

Many clearing firms have increasingly stressed the importance to them of centralizing clearing of futures contracts and options on futures in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many have expressed the view that clearing firms should control the governance of clearinghouses or that clearinghouses should be operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association, are attempting to cause legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearinghouse to a clearinghouse owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, the Company’s strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearinghouses for clearing positions established on the Exchange. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of the Company’s clearinghouse. If any of these events occur, the Company’s revenues and profits would be materially and adversely affected.

The Company’s revenues and profitability depend significantly upon trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts

The Company’s revenues depend significantly on trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts. Trading in light sweet crude oil futures and options contracts accounted for 26.2%, 31.0% and 35.4% of the Company’s consolidated clearing and transaction fee revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Trading in Henry Hub natural gas futures and options contracts accounted for 14.0%, 16.3% and 17.1% of the Company’s consolidated clearing and transaction fee revenues for the years ended December 31, 2006, 2005 and 2004, respectively. A decline in trading volumes or in the Company’s market share in these markets, including a decline which results in such markets no longer being considered the benchmarks, lack of price volatility, increased competition, possible regulatory changes, such as the Energy Policy Act of 2005, which phased out the blending of MTBE into gasoline, or adverse publicity and government investigations related to events in the North American natural gas and power markets, could significantly reduce the Company’s revenues and jeopardize its ability to remain profitable and grow.

The Company’s business depends in large part on fluctuations in commodities prices

Participants in the markets for energy and precious metals commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven largely by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy commodities markets historically, and precious metals commodities markets recently, have experienced significant price volatility. The Company cannot predict whether this pattern will continue, or for how long, or if this trend will reverse itself. Were there to be a sustained period of stability in the prices of energy or precious metals commodities, the Company could experience substantially lower trading volumes, and potentially declines in revenues as compared to recent periods.

In addition to price volatility, the Company believes that the increase in global energy prices, particularly for crude oil, during the past few years has led to increased trading volume of global energy commodities, including trading volume in its markets. As oil prices have risen to record levels, the Company believes that additional participants have entered the markets for energy commodities trading to address their growing risk-management needs or to take advantage of greater trading opportunities. If global crude oil prices return to their historically lower levels, it is possible that many market participants, particularly the newer entrants, could reduce their trading activity or leave the trading markets altogether. Global energy prices are determined by many factors, including those listed below, that are beyond the Company’s control and are unpredictable. Consequently, the Company cannot predict whether global energy prices will remain at their current levels, nor can the Company predict the impact that these prices will have on the Company’s future revenues or profitability.

Factors that are particularly likely to affect price volatility and price levels of energy commodities, and thus the Company’s trading volume, include:

•	supply and demand of energy commodities;

•	weather conditions affecting certain energy commodities;

•	national and international economic and political conditions;

•	perceived stability of commodities and financial markets;

•	the level and volatility of interest rates and inflation;

•	supply and demand of alternative fuel sources; and

•	financial strength of market participants.

Any one or more of these factors may reduce price volatility or price levels in the markets for energy commodities trading, which in turn could reduce trading activity in those markets, including in the Company’s markets. Moreover, any reduction in trading activity could reduce liquidity which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets.

The Company is unable to predict whether or when these unfavorable conditions may arise in the future or, if they occur, how long or severely they will affect the Company’s trading volumes. A significant decline in the Company’s trading volumes, due to reduced volatility, lower prices or any other factor, could have a material adverse effect on the Company’s revenues, since the Company’s transaction fees would decline, and in particular on the Company’s profitability, since the Company’s revenues would decline faster than the Company’s expenses, many of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time, and its trading volumes were to decline substantially and for a long enough period, the liquidity of the Company’s markets — and the critical mass of transaction volume necessary to support viable markets — could be jeopardized.

A decline in the availability of commodities traded in the Company’s markets could reduce the Company’s liquidity and may materially adversely affect the Company’s revenues and profitability

The Company’s revenues depend significantly on the continued availability of the commodities underlying the products that the Company trades. The Company is thus highly dependent upon such continued availability of the commodities underlying the products traded in its markets. If reserves of the commodities underlying the products that the Company trades are depleted or additional reserves are not found, the Company could suffer a material adverse effect on its business, financial condition and operating results.

The Company depends on its executive officers and other key personnel

The Company’s future success depends in large part upon the continued service of its executive officers, as well as various key management, technical and trading operations personnel. The Company believes that it is difficult to hire and retain executive management with the skills and abilities desirable for managing and operating a derivatives exchange. The loss of key management could have a material adverse effect on the Company’s business, financial condition and operating results. Any of the Company’s key personnel, including those with written employment contracts, may voluntarily terminate his or her employment with the Company. The Company’s future success also depends, in significant part, upon the Company’s ability to recruit and retain highly skilled and often specialized individuals as employees. The level of competition in the industry for people with these skills is intense, and from time to time the Company has experienced losses of key employees. The Company has historically relied and continues to rely on knowledgeable members of the Exchange to serve on its board of directors. The Company benefits greatly from such members serving in this capacity. There is no guarantee that the Company will have the continued service of these members. Significant losses of such key personnel, particularly to competitors, could have a material adverse effect on the Company’s business, financial condition and operating results. In addition, the CFTC recently adopted a final rule that make the standards for independence of a director stricter than the current standards. However, the adoption of such rule may result in the preclusion of many Exchange members, on whose service the Company has historically relied, from continued or future service on its board of directors.

The Company depends on third party suppliers for services that are important to its business

In addition to its reliance on CME, the Company depends on a number of suppliers, such as banks, telephone companies, online service providers, data processors and software and hardware vendors for elements of its trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. The Company cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet the Company’s needs. An interruption in or the cessation of service by any service provider and the Company’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may be unable to keep up with rapid technological changes

To remain competitive, the Company will be dependent on the continued enhancement and improvement of the responsiveness, functionality, accessibility and features of the Company’s software, network distribution systems and other technologies. In addition, the Company will be dependent on CME’s ability to enhance and improve the responsiveness, functionality, accessibility and features of its software, network distribution systems and other technologies, including CME Globex electronic trading platform. The financial services industry is characterized by rapid technological change, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render obsolete the Company’s existing proprietary technology and systems. The Company’s success will depend, in part, on its, and with respect to CME Globex electronic trading platform, CME’s, ability to:

•	increase the number of devices, such as trading and order routing terminals, capable of sending orders to the floor and to the electronic trading platform;

•	develop or license leading technologies useful in the Company’s business;

•	enhance the Company’s existing services;

•	develop new services and technology that address the increasingly sophisticated and varied needs of the Company’s existing and prospective clients; or

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The Company, or CME, may be unable to successfully implement new technologies or adapt the Company’s proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. The Company, or CME, may be unable to respond in a timely manner to changing market conditions or customer requirements, and a failure to so respond could have a material adverse effect on the Company’s business, financial condition and operating results.

The success of the Company’s markets will depend on the availability of electronic trading systems that have the functionality, performance, reliability, speed and liquidity required by the Company’s customers

The future success of the Company’s business depends in large part on the Company’s ability to provide access to interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. The Company expects that a significant portion of its overall volume will be generated through electronic trading on CME Globex electronic trading platform. However, historically a significant amount of the overall volume was generated through the Company’s open outcry trading facilities. CME Globex electronic trading platform may not be capable of accommodating all of the complex trading strategies typically used for the Company’s options on futures contracts. CME may not complete the development of, or successfully implement, the required electronic functionality for the Company’s options on futures contracts. Moreover, the Company’s customers who trade options may not accept CME Globex electronic trading platform. In either event, the Company’s ability to increase trading volume of options on futures contracts on CME Globex electronic trading platform would be adversely affected. In addition, if CME is unable to develop its electronic trading systems to include other products and markets, or if their electronic trading systems do not have the required functionality, performance, reliability, speed and liquidity, the Company may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

Computer and communications systems failures and capacity constraints could harm the Company’s reputation and its business

The Company’s failure to operate, monitor or maintain its computer systems and network services, including those systems and services related to its electronic trading platform, or, if necessary, to find replacements for its technology in a timely and cost-effective manner, could have a material adverse effect on the Company’s reputation, business, financial condition and operating results. The Company relies and expects to continue to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Failure of the Company’s systems or those of the Company’s third party providers, such as CME Globex electronic trading platform, may result in one or more of the following effects:

•	suspension of trading;

•	unanticipated disruptions in service to customers;

•	slower response times;

•	delays in trade execution;

•	decreased customer satisfaction;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims;

•	regulatory sanctions; and

•	inability to transmit market data.

The Company’s status as a CFTC registrant requires that the Company’s trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of the Company’s computer systems or of CME Globex electronic trading platform during peak trading times or at times of unusual market volatility could cause the Company’s systems or CME Globex electronic trading platform to operate slowly or even to fail for periods of time. The Company monitors system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, the Company’s estimates of future trading volume may not be accurate and the Company’s systems or CME Globex electronic trading platform may not always be able to accommodate actual trading volume without failure or degradation of performance. System failure or degradation could lead the Company’s customers to file formal complaints with industry regulatory organizations, file lawsuits against the Company or cease doing business with the Company or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations. The Company or CME may experience system failures, outages or interruptions on either CME Globex electronic trading platform or the Company’s open outcry platform that will materially and adversely affect the Company’s business. For example, in September 2002, May 2003, April 2005 and again in the fourth quarter of 2006, CME experienced technical failures that resulted in a temporary suspension of trading on CME Globex electronic trading platform. However, the Company cannot assure you that if it and/or CME experience system errors or failures in the future that they will not be material.

Any such system failures, outages or interruptions could result from a number of factors, including power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or other events. Any failures that cause an interruption in service or decrease the Company’s responsiveness, including failures caused by customer error or misuse of the Company’s systems, could impair the Company’s reputation, damage its brand name and have a material adverse effect on the Company’s business, financial condition and operating results.

Acts beyond the Company’s control, including war, terrorism or natural disasters may result in the closing of the Company’s trading and clearing operations and render the Company’s backup data and recovery center inoperable

The September 11, 2001 terrorist attack on the World Trade Center, which was located near the building that houses the Company’s headquarters and primary trading floors, resulted in the closing of the Company’s trading and clearing operations for four business days, and rendered its backup data and recovery center inoperable. In order to replace its backup data and recovery site, the Company leased temporary space in New Jersey while it developed a plan for a permanent business recovery facility outside of New York City. In 2002, the Company leased space for a suitable permanent recovery site, where it invested in the development of a backup trading floor and data center. The new recovery site became fully operational in the second quarter of 2003. However, future acts of war, terrorism, natural disasters, human error, power or telecommunications failure or other events may result in the closing of the Company’s trading and clearing operations, including any electronic trading effectuated on CME Globex electronic trading platform, and render its backup data and recovery center inoperable. Any such shut down of the Company’s operations or CME Globex electronic trading platform may have a material adverse effect on the Company’s business, financial condition and operating results.

Having the Company’s headquarters, primary trading floors and most of the Company’s employees and market participants housed in one building in lower Manhattan, notwithstanding having a business recovery facility and plan in place, could allow a catastrophic event to result in a material adverse effect on the Company’s business, financial condition and operating results.

The Company’s networks and those of its third party service providers may be vulnerable to security risks

The Company expects the secure transmission of confidential information over public networks to continue to be a critical element of its operations. The Company’s networks and those of its third party service providers, the Company’s member firms and its customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use the Company’s information or cause interruptions or malfunctions in the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition and operating results. The Company may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although the Company intends to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could lower trading volume and have a material adverse effect on its business, financial condition and operating results.

Declines in the global financial markets may materially and adversely affect the Company’s business

Adverse economic and political conditions may cause declines in global financial markets and may affect the Company’s operating results. The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond the Company’s control. Any one of these factors may cause a substantial decline in the global financial services markets, which could potentially result in reduced trading volume. These events could materially adversely affect the Company’s business. These factors include:

•	economic and political conditions in the United States and elsewhere in the world;

•	wavering institutional/consumer confidence levels;

•	the availability of cash for investment by mutual funds and other institutional as well as retail investors; and

•	legislative and regulatory changes.

Acquisitions and strategic partnerships, if any, may not produce the results expected by the Company

The Company plans to opportunistically pursue acquisitions, strategic partnerships and joint ventures that will allow it to expand its range of products and services, expand the distribution of its products to more customers, and enhance its operational capabilities. However, the Company cannot assure you that it will be successful in either developing, or fulfilling the objectives of, any such alliance. Further, those activities may strain its resources and may limit its ability to pursue other strategic and business initiatives, including acquisitions, which could have a material adverse effect on its business, financial condition and operating results. Additionally, joint ventures and other partnerships may involve risks not otherwise present for investments made solely by the Company. For example, the Company may not control the joint ventures; joint venture partners may not agree to distributions that the Company believes are appropriate; joint venture partners may not observe their commitments; joint venture partners may have different interests those of the Company and may take action contrary to the Company’s interests; and it may be difficult for the Company to exit a joint venture after an impasse or if the Company desires to sell its interest. In addition, conflicts or disagreements between the Company and its strategic partners or joint venture partners may negatively impact the Company’s business.

The Company’s market data fees may be reduced or eliminated by the growth of electronic trading and electronic order entry systems

The Company sells its market data to individuals and organizations that use its markets or monitor general economic conditions. Revenues from the Company’s sale of market data totaled $63.6 million, representing 12.8% of the Company’s total operating revenues, $44.5 million, representing 13.3% of the Company’s total operating revenues, and $32.6 million, or 13.7% of the Company’s total operating revenues, during the years ended December 31, 2006, 2005 and 2004, respectively. Electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If the Company does not separately charge for market data supplied to trading terminals, and trading terminals with access to the Company’s markets become widely available, the Company could lose market data fees from those who have access to trading terminals. The Company will experience a reduction in its revenues if it is unable to recover that fee revenue through terminal usage fees, transaction fees or other increases in revenues.

The Company’s cost structure is largely fixed

The Company bases its overall cost structure on historical and expected levels of demand for its products and services. If demand for its products and services and its resulting revenues decline, the Company may not be able to adjust its cost structure on a timely basis. In addition, the Company may have certain continuing costs related to operations that have terminated, such as the Company’s closure of its open outcry futures exchange in London, England. If the Company is unable to reduce its costs in the amount that its revenues decline, the Company’s profitability could be materially adversely affected.

Damage to the Company’s reputation could have a material adverse effect on its business

One of the Company’s competitive strengths is its reputation and brand name. The Company’s reputation could be harmed in many different ways, including by its regulatory, governance or technology failures or by member or employee misconduct. Damage to its reputation could cause the trading volume on the Exchange to be reduced. The Company runs the risk that its employees or persons who use its markets will engage in fraud or other misconduct, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. This, in turn, may have a material adverse effect on the Company’s business, financial condition and operating results.

Risks relating to the Company’s capital structure

The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders

In general, a corporation’s board of directors is responsible for the business and affairs of the corporation. Delaware law, however, permits a certificate of incorporation to provide otherwise. As a result of the demutualization transaction in 2000, each NYMEX membership was converted into one Class A membership in NYMEX Exchange and one share of NYMEX Holdings common stock (which shares of common stock subsequently were recapitalized 90,000-for-1 upon the closing of the General Atlantic transaction). In connection with providing open outcry trading protections to the owners of the Class A memberships, neither the board of directors nor the Company’s stockholders have any ability to change, or any responsibility or liability with respect to, the trading rights protections afforded to the owners of the Class A memberships (who are not required to be stockholders, but must be owners of Class A memberships in NYMEX Exchange) under the NYMEX Exchange Bylaws.

For as long as open outcry trading exists at NYMEX Exchange (but in all events until March 14, 2011, unless the owners of Class A memberships agree otherwise), the Company is committed to (i) maintain its current facility, or a comparable facility, for the dissemination of price information and for open outcry trading, clearing and delivery and (ii) provide reasonable financial support for technology, marketing and research for open outcry markets. Additionally, for as long as open outcry trading exists at NYMEX Exchange (but in all events until March 14, 2011, unless the owners of Class A memberships agree otherwise), none of the following actions may be taken without prior agreement of the owners of the Class A memberships:

•

any new category of fees or category of charges of any kind generally applicable to Class A members and not specifically related to a product or type of product, and for core products only (which include the Company’s light sweet crude oil futures and options contracts and natural gas futures and options contracts), any change in fees of any kind;

•

elimination of any product from a Class A member’s trading rights and privileges or the imposition of any restrictions or limitations on such rights and privileges (including, without limitation, the right to lease a Class A member’s trading rights);

•

the elimination, suspension or restriction of open outcry trading, unless a product is no longer “liquid” in which case open outcry trading in that particular product may be eliminated, suspended or restricted by the Company’s board of directors. For these purposes, “liquid” means a futures or options contract listed for trading on NYMEX Exchange where the total trading volume executed by open outcry in the applicable trading ring for that contract for the most recent three (3) month period is at least 20% or more of the total trading volume executed by open-outcry in the applicable trading ring for that contract for the three month period immediately preceding the most recent three (3) months;

•

an increase or decrease in the number of Class A memberships, for which the prior agreement of the owners of Class A memberships will be required even if open outcry trading no longer exists at NYMEX Exchange;

•	issuance of trading permits for current open outcry products;

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

In the event that the Company determines it is advisable to make certain of its cash-settled futures contracts available for physical delivery, the Company may be required to modify the fees that it charges on such contracts. Any change in fees for core products (including light sweet crude oil futures and options contracts and natural gas futures and options contracts) would require the consent of the owners of the Class A memberships. If the owners of the Class A memberships do not approve the fee modifications, the Company may be precluded from making certain of its cash-settled futures contracts available for physical delivery, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Accordingly, owners of Class A memberships may have interests that differ from or may conflict with those of holders of the Company’s common stock.

The COMEX Division governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX Division memberships which may restrict our ability to take certain actions that we might have otherwise implemented

On January 28, 1994, the Company entered into the Agreement and Plan of Merger, as amended, by and among the NYMEX Division, COMEX Acquisition Corp. and the COMEX Division (“COMEX Merger Agreement”), relating to, among other things, the NYMEX Division’s acquisition of the COMEX Division and the establishment of certain rights to be retained by the owners of the COMEX Division memberships. On September 20, 2006, the Company entered into an agreement (the “COMEX Transaction Agreement”), by and among the Company, the NYMEX Division, the COMEX Division and the Governor’s Committee of the COMEX Division (the “COMEX Governor’s Committee”), which, along with the Amended and Restated COMEX By-laws, amended the rights retained by the owners of the COMEX Division memberships. On November 20, 2006, the owners of COMEX Division memberships approved the COMEX Transaction Agreement between the COMEX Division and the Company. The provisions of this agreement permit the NYMEX Division, among other things, to expand electronic trading of the metals contracts and thereby permit expanded electronic access to these markets by non-COMEX Division members and to permit after-hours trading and side-by-side trading of COMEX Division contracts via CME Globex electronic trading platform in exchange for 6,484,800 shares of common stock of NYMEX Holdings. The COMEX Transaction Agreement was consummated on November 20, 2006.

The amended rights given and/or retained by the owners of the COMEX Division memberships relate primarily to trading rights protections, COMEX Division membership fee protections, COMEX Division membership benefit protections, and merger/spinoff protections, all as more fully set forth in the COMEX Transaction Agreement and the Amended and Restated COMEX By-laws. In view of the foregoing, the Company’s ability to take certain actions that it may deem to be in the best interest of the Company, including actions relating to the operation of the open-outcry trading facility. Consequently, the owners of COMEX Division memberships may advocate that the Company enhance and protect their trading and other protections over their economic interest in the Company represented by NYMEX Holdings common stock they own.

Holders of common stock who also own Class A memberships in NYMEX Exchange may have interests that differ from or may conflict with those of holders of common stock who are not also owners of Class A memberships in NYMEX Exchange

The holders of the Company’s common stock who also own Class A memberships in NYMEX Exchange will, if voting in the same manner on any matters, control the outcome of a vote on all such matters submitted to the Company’s stockholders for approval, including electing directors and approving changes of control. See “—The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders.” In addition, 10 of the 15 members of the board of directors are members of NYMEX Exchange.

Additionally, the Company is dependent upon the revenues from the trading and clearing activities of the members of NYMEX Exchange. This dependence also gives NYMEX Exchange members substantial influence over how the Company operates its business.

Many of NYMEX Exchange’s members derive a substantial portion of their income from their trading or clearing activities on or through NYMEX Exchange. In addition, trading privileges on NYMEX Exchange have substantial independent value. The amount of income that members of the Exchange derive from their trading or clearing activities and the value of their memberships in the Exchange are in part dependent on the fees which are charged to trade, clear and access its markets and the rules and structure of its markets. Exchange members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their trading opportunities and profits.

In view of the foregoing, holders of common stock who also own a Class A membership in NYMEX Exchange may not have the same economic interests as holders of common stock who do not also own a Class A membership in NYMEX Exchange. In addition, the owners of Class A memberships may have differing interests among themselves depending on a variety of factors, including the role they serve in the Company’s markets, their method of trading and the products they trade. Consequently, the owners of Class A memberships may advocate that the Company enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in the Company represented by NYMEX Holdings common stock they own.

Delaware law and provisions of the governing documents of NYMEX Holdings could enable the board of directors to prevent or delay a change of control of NYMEX Holdings and adversely affect market value

The Amended and Restated Certificate of Incorporation of NYMEX Holdings (“Amended and Restated Certificate of Incorporation”) and the Amended and Restated By-laws of NYMEX Holdings (“Amended and Restated By-laws”) contain provisions which may be viewed as anti-takeover provisions. These anti-takeover provisions are described under the subheading “Certain Anti-takeover Matters” under “Description of Capital Stock.” In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Company’s common stock. Delaware law prohibits a publicly held corporation from engaging in a “business combination” with an “interested shareholder” for three years after the shareholder becomes an interested shareholder, unless the corporation’s board of directors and shareholders approve the business combination in a prescribed manner or the interested shareholder has acquired a designated percentage of the Company’s voting stock at the time it becomes an interested shareholder.

These anti-takeover provisions, along with provisions of Delaware law and the trading rights protections described in “—The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders” could, together or separately, make more difficult or discourage potential acquisition proposals or delay or prevent a change in control, including transactions in which holders of the Company’s common stock might receive a premium for their shares over prevailing market prices; and which could affect the market price for the shares held by stockholders.

Risks relating to regulation and litigation

The Company is subject to the following risks in connection with the regulation of, and litigation relating to, its business.

The legal framework for the industry has been modified, resulting in lower barriers to entry and decreased regulatory costs for competitors

The industry has been subject to several fundamental regulatory changes, including changes in the statute under which the Company has been regulated since 1974. Since its inception, the Commodity Exchange Act (“CEA”) has generally required all purchases and sales of a commodity for future delivery, i.e., futures contracts, to be executed on an exchange that had been approved by the CFTC. While any off-exchange execution of a contract deemed to be a futures contract was thus a violation of the CEA, the CFTC did provide for exemptions for certain over-the-counter instruments. The Commodity Futures Modernization Act of 2000 (“CFMA”) provided clarification and greater legal certainty by expressly excluding or exempting various OTC instruments from the requirement to be executed on a regulated exchange as well as from other regulatory requirements. It is possible that, over time, the chief beneficiaries of the CFMA will be over-the-counter dealers and companies that operate or intend to open exempted electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access such electronic exchanges or engage in such bilateral private transactions are the same customers who historically have conducted the vast majority of their financial business on regulated exchanges. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. The Company cannot predict the extent to which any future regulatory changes may materially adversely affect its business.

The nature and role of the Company’s self-regulatory responsibilities may change

Some financial services regulators have publicly stated their interest in evaluating the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self- regulatory responsibilities. In particular, the CFTC recently issued the final version of a “safe harbor” of acceptable practices for compliance with the statutory core principle concerning minimizing conflicts of interest in the decision-making process of the contract market. While the CFTC has made clear that these acceptable practices will not constitute the sole means of complying with this core principle, the specificity of the safe harbor terms leaves unclear what other practices may be deemed to be acceptable compliance. The terms of the safe harbor will become effective on March 16, 2007, but also provide for a phase-in period of two years or two regularly scheduled board of directors election cycles, whichever occurs sooner. The terms of the safe harbor include the establishment of a new regulatory oversight committee (“ROC”) with quite expansive duties and responsibilities. The Company’s regulatory programs and capabilities contribute significantly to its brand name and reputation. The internal restructuring of the Company to implement these acceptable practices and the changes to bylaws and to certificates of incorporation to reflect the changes in board composition at the Exchange may impose new and possibly significant costs and other burdens on the Company.

The Company is subject to significant risks of litigation

Many aspects of the business involve substantial risks of litigation. For example, dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. The Company may become subject to these claims as the result of failures or malfunctions of services and systems provided by it. The Company could incur significant legal expenses defending claims, even those without merit. Although the Commodity Exchange Act and the Company’s CFTC-approved disclaimer and limitation of liability rules offer the Company some protections, an adverse resolution of any lawsuits or claims against the Company could have a material adverse effect on itsr reputation, business, financial condition and/or operating results.

The Company is currently subject to various routine litigation matters. As a result, the Company could incur significant legal expenses defending claims against it, even those without merit. The adverse resolution of any lawsuits or claims against the Company could result in its obligation to pay substantial damages, and cause the Company reputational harm. The initiation of lawsuits or other claims against the Company, with regard to trading activities, could adversely affect its business, financial condition and results of operations, whether or not these lawsuits or other claims are resolved in its favor. The Company cannot assure you that it will be successful in defending any of these matters, and resulting adverse judgments could have a material adverse effect on its financial condition.

Any infringement by the Company on intellectual property rights of others could result in litigation and could materially adversely affect the Company’s operations

The Company’s competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents or other intellectual property protections that concern products or services related to the types of products and services the Company offers or plans to offer. The Company may not be aware of all such protections which could result in risk of infringement by its products, services or technologies. Claims of intellectual property infringement are not uncommon in the industry.

In general, if one or more of the Company’s products, services or technologies were to infringe upon the intellectual property rights held by others, the Company may be required to stop developing or marketing the products, services or technologies, or to obtain licenses to develop and market the services from the holders of such intellectual property rights or to redesign the products, services or technologies in such a way as to avoid infringing on the intellectual property claims. If the Company was unable to obtain these licenses and was required to redesign or stop developing or marketing its products, services or technologies to avoid infringement, the Company may not be able to redesign, and could be required to stop developing or marketing, its products, services or technologies, which could materially adversely affect the Company’s business, financial condition and operating results.

The Company may not be able to protect its intellectual property rights

The Company relies primarily on trade secret, copyright, service mark, trademark law and contractual protections to protect its proprietary technology and other proprietary rights. Notwithstanding that the Company takes precautions to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use its intellectual property without authorization or otherwise infringe on Company rights. Additionally, it may be difficult or impossible to enforce the Company’s intellectual property rights in certain foreign countries. The unauthorized use of the Company’s intellectual property, including in foreign countries, could have a material adverse effect on its business, financial condition, or results of operation. The Company also seeks to protect its software and databases as trade secrets and under copyright law. The Company has copyright registrations for certain of its software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data generally are protectable, in many instances the actual data are not, and others may be free to create databases that would perform the same function. In some cases, including a number of the Company’s most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, the Company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to the Company and diversions of its resources, either of which could materially adversely affect the Company’s business.

A negative outcome for the Company in New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. could adversely affect the Company’s financial condition and operating results

Since November 20, 2002, the Company has been a party to ongoing litigation regarding intellectual property infringement and contractual interference by ICE relating to ICE’s use of and reference to the Company’s settlement prices in its cleared OTC swap contracts for Henry Hub natural gas and West Texas Intermediate crude oil. The federal district court granted ICE’s motion for summary judgment in September 2005. The Company has appealed this decision before the Second Circuit Court of Appeals. Oral argument was held on November 16, 2006. A negative outcome for the Company in this case, which could result in the continued and expanded use by ICE and other competitors of the Company’s intellectual property without payment of a licensing fee, could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company’s compliance and risk management methods might not be effective and may result in outcomes that could adversely affect its financial condition and operating results

The Company’s ability to comply with applicable laws and rules is largely dependent on its establishment and maintenance of compliance, audit and reporting systems, as well as its ability to attract and retain qualified compliance and other risk management personnel. The Company’s policies and procedures to identify, monitor and manage its risks may not always succeed. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. The Company’s policies and procedures may not always be effective and the Company may not always be successful in monitoring or evaluating the risks to which the Company is or may be exposed. The failure to assess and mitigate the risks to which the Company is exposed could have a material adverse effect on the Company’s business, financial condition, or results of operation.

The Company’s need to comply with extensive and complex regulation could have a material adverse effect on its business

The commodity futures trading industry is subject to extensive regulation by the CFTC. Many of the regulations the Company is governed by are intended to protect the integrity of the markets and the public, and not necessarily the Company’s shareholders. Regulations affect trading practices and many other aspects of its business. These requirements may constrain the Company’s rate of growth and changes in regulations could adversely affect the Company. The burden imposed by these regulations may place U.S. exchanges in general, and the Company specifically, at a competitive disadvantage compared to less regulated competitors. For example, certain of the Company’s competitors are regulated by the FSA, which does not impose the position limits and ceiling on the number of contracts that may be traded at one time that are generally required by the CFTC for certain types of futures contracts, such as those providing for physical settlement. The success of the Company’s business depends, in part, on its ability to maintain and increase its trading volume, and if the Company loses customers to low-cost competitors with fewer regulatory restrictions, its business will be adversely affected. Furthermore, declines in the overall volume of trading derivatives may negatively impact market liquidity on the Exchange, which would result in lower exchange fee revenues and could materially adversely affect the Company’s ability to retain its current customers or attract new customers. In addition, the cost of compliance with regulatory requirements could adversely affect the Company’s ability to reduce losses or operate profitably.

The CFTC’s authorization expired in 2005; however, reauthorization was not concluded in 2006 and continued through the 2006 legislative session. As part of that 2006 process, various concepts were mentioned as possible areas in which legislation would be appropriate, including, among other things, restrictive limits and severe restrictions on daily price fluctuation for certain energy futures contracts. While the Company is unaware of any legislative proposal at the present time arising from the reauthorization that would materially affect the Company, any such proposal may be introduced during this process. Additionally, as part of the Bush administration’s proposed 2007 budget, a proposal was introduced to impose a transaction tax on futures traded domestically. While many participants in the futures industry, including the Company, are vigorously opposing this proposal, the Company cannot guarantee that such proposal will not be enacted, which may adversely impact the Company’s ability to compete and may reduce its trading volume.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s primary trading facilities and corporate headquarters are located in a 16-story building in downtown New York, New York. This building, which is on land leased from the Battery Park City Authority for a term expiring on June 17, 2069, is one of five office buildings in a complex known as the World Financial Center. The construction of the 502,000 square foot building was completed in 1997. As of December 31, 2006, the Company leases approximately 158,000 square feet at this facility to 34 tenants who are member firms and non-member retail and other tenants.

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

The Company’s permanent disaster recovery site is located in Long Island, New York, and operates on a different power grid than its headquarters building. This site has fully operational trading floors to facilitate both NYMEX Division and COMEX Division open outcry auction trading, and houses a data center that is continuously connected to the Company’s headquarters in order to provide full systems and data redundancy. The Company leases the space for this site. The lease, which is for approximately 46,000 square feet of space, began in the fourth quarter 2002 and expires in 2013. Prior to occupying this site, the Company’s backup data center was located at a temporary recovery site in New Jersey, which was occupied under a short-term lease that expired when the Company completed the transition to its permanent recovery site in April 2003.

The Company leases office space in Houston, Texas, Washington, D.C., London, England, Singapore and Tokyo, Japan, where it conducts marketing activities.

The Company’s management believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained for the immediate future. The Company’s facilities are effectively utilized for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3. LEGAL PROCEEDINGS

Set forth below is a description of material litigation to which the Company is a party, as of December 31, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal has been fully briefed. Oral argument was heard on November 16, 2006. This case is ongoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 12, 2006, the Company held a special meeting of stockholder of NYMEX Holdings to vote on matters pertaining to an initial public offering of NYMEX Holdings. The following proposals were all approved at the special meeting as certified by the Company’s transfer agent, which acted as Inspector of Election:

Proposal 1 –	Approval of an initial public offering of NYMEX.

	67,869,000	0	90,000
	FOR	AGAINST	ABSTAIN

Proposal 2A –	Approval of the amendment and restatement of the existing certificate of incorporation of NYMEX to increase the number of authorized shares of NYMEX.

	64,872,000	2,367,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 2B –	Approval of the amendment and restatement of the existing certificate of incorporation of NYMEX to establish a classified board structure.

	65,142,000	2,097,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 2C –	Approval of the amendment and restatement of the existing certificate of incorporation of NYMEX to revise the requirements regarding the composition of the board of directors.

	64,962,000	2,277,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 2D –	Approval of the amendment and restatement of the existing certificate of incorporation of NYMEX to revise the procedures for filling vacancies of the Chairman and Vice Chairman of the board of directors.

	64,606,000	2,453,000	900,000
	FOR	AGAINST	ABSTAIN

Proposal 2E –	Approval of the amendment and restatement of the existing certificate of incorporation of NYMEX to authorize amendment of the bylaws of NYMEX by 80% vote of the entire board of directors.

	64,066,000	2,993,000	900,000
	FOR	AGAINST	ABSTAIN

Proposal 2F –	Approval of the amendment and restatement of the existing certificate of incorporation of NYMEX to supplement the percentage ownership limitation provisions.

	64,512,000	2,547,000	900,000
	FOR	AGAINST	ABSTAIN

Proposal 2G –	Approval of the amendment and restatement of the existing certificate of incorporation of NYMEX to require a 66 2/3 % vote of the stockholders to amend certain provisions of the certificate of incorporation.

	64,971,000	2,088,000	900,000
	FOR	AGAINST	ABSTAIN

Proposal 3A –	Approval of the amendment and restatement of the existing bylaws of NYMEX to institute advance notice provisions.

	65,151,000	2,088,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 3B –	Approval of the amendment and restatement of the existing bylaws of NYMEX to establish new procedures for inclusion of director nominees in NYMEX’s proxy statement.

	65,151,000	2,088,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 3C –	Approval of the amendment and restatement of the existing bylaws of NYMEX to increase the threshold required to call a special meeting of stockholders.

	63,891,000	3,348,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 3D –	Approval of the amendment and restatement of the existing bylaws of NYMEX to revise the procedures for filling director vacancies.

	64,611,000	2,628,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 3E –	Approval of the amendment and restatement of the existing bylaws of NYMEX to supplement the procedures for indemnification.

	65,327,000	1,912,000	720,000
	FOR	AGAINST	ABSTAIN

Proposal 4 –	Approval of the NYMEX Long-Term Incentive Plan.

	62,278,000	4,961,000	720,000
	FOR	AGAINST	ABSTAIN

On October 31, 2006, the Company held a special meeting of stockholder of NYMEX Holdings to vote on matters pertaining to a transaction with Commodity Exchange, Inc. The following proposal was approved at the special meeting as certified by the Company’s transfer agent, which acted as Inspector of Election:

Proposal 1 –	Approval of the COMEX Transaction Amendment as more specifically described in the proxy statement.

	58,381,000	630,000	180,000
	FOR	AGAINST	ABSTAIN

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading Symbol — NMX

As previously mentioned, the Company completed an initial public offering of its common stock in November 2006. The principal market on which its common stock is traded is the New York Stock Exchange. Information relating to the high and low sales price per share of common stock (from when the common stock first became publicly traded) is set forth in Note 27 to the consolidated financial statements.

Dividend Policy

The declaration of dividends is subject to the discretion of the board of directors of the Company. The board of directors will take into account matters such as financial results, capital requirements, the effect on the Company’s credit rating, general business conditions and any other such matters that it believes to be a relevant factor in determining whether or not to declare a dividend, and is currently considering the adoption of a dividend policy commencing after June 30, 2007.

During 2005 and 2006, the following dividends declared were as follows:

Declaration Date	Dividend per Share	Number of Shares Outstanding	Total Dividend
June 8, 2005	$4,411.76	816	$3,600,000
July 6, 2005	$100,000.00	816	$81,600,000
December 19, 2005	$4,411.76	816	$3,600,000
January 11, 2006	$36,764.71	816	$30,000,000
March 6, 2006	$196,078.43	816	$160,000,000
July 6, 2006	$0.06	81,600,000	$5,000,000
November 10, 2006	$0.14	73,440,000	$10,000,000
November 10, 2006	$0.98	81,600,000	$80,000,000

As discussed in Note 3 to the consolidated financial statements, General Atlantic acquired 8,160,000 shares, or 10%, of NYMEX Holdings on March 14, 2006. At that time, each of the original 816 shares of common stock was converted into 90,000 shares of common stock. General Atlantic did not share in the $10 million dividend that was declared on November 10, 2006.

Number of Holders of Common Stock

There were 962 holders of record of the Company’s common stock as of February 26, 2007.

Stock Performance Graph

The following graph and table compare the total return of the Company’s common stock with the Standard & Poor’s 500 Stock Index and a peer group, which the Company believes to be competitors in its industry, for the period November 17, 2006 (the date the Company’s common stock began trading on the New York Stock Exchange) through December 31, 2006. The figures presented below assume that $100 was invested at the closing prices on November 17, 2006 in the Company’s common stock, the Standard & Poor’s 500 Stock Index and the common stock of the Company’s peer group, and assumes the reinvestment of all dividends. The Company’s peer group is comprised of Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc., IntercontinentalExchange, Inc., NYSE Group, Inc. and the Nasdaq Stock Market, Inc.

Use of Proceeds from Sale of Registered Securities

On November 22, 2006, NYMEX Holdings completed an initial public offering (“IPO”) of its common stock. The common stock from this offering was registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (File No. 333-135800) that was declared effective by the SEC on November 16, 2006. In connection with this offering, NYMEX Holdings sold 5,390,000 shares of its common stock, and certain selling stockholders sold 1,110,000 shares of common stock held by them. In addition, NYMEX Holdings sold 975,000 shares of its common stock pursuant to the underwriters’ full exercise of their over-allotment option. J.P. Morgan Securities Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated served as joint book-running managers, with Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc. and Sandler O’Neill & Partners, L.P. serving as co-managers.

The initial public offering price was $59.00 per share. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders. Gross proceeds from the offering were approximately $375.5 million. Net proceeds the Company received, after deducting underwriting discounts and commissions of approximately $27.6 million and direct costs of approximately $3.7 million, totaled approximately $344.2 million. Other than a Special IPO Payment of $10 million to owners of COMEX Division memberships (see Note 5 to the consolidated financial statements), the Company intends to use the net proceeds for general corporate purposes, capital expenditures and working capital. The Company may also use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services. The net proceeds are invested in accordance with the Company’s investment policies, predominantly in investment-grade marketable debt securities and municipal bonds, until such time that they are needed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding securities authorized for issuance under the Company’s compensation plan as of December 31, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity Compensation Plan Approved by Security Holders
NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan:
Non-qualified stock options	1,338,500	$59.00	1,528,167
Restricted stock, restricted stock units	199,346	$—	1,233,987
Equity Compensation Plan Not Approved by Security Holders	—		—

Total	1,537,846		2,762,154

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth selected consolidated financial and other information of the Company. The balance sheet and operating data as of, and for each of the years in, the five-year period ended December 31, 2006 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, the consolidated financial statements and the notes thereto, and other financial information, included in this report. Certain reclassifications have been made to prior periods to conform to the current presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts and employees)
Income Statement Data:
Operating revenues	$497,249	$334,108	$237,432	$184,168	$189,204
Operating expenses	224,190	207,230	186,700	164,919	161,155

Operating income	273,059	126,878	50,732	19,249	28,049
Non-operating income and expenses [1]	5,860	4,123	(3,146)	(3,308)	(2,988)

Income before provision for income taxes	278,919	131,001	47,586	15,941	25,061
Provision for income taxes	124,118	59,873	20,219	7,061	12,762

Net income	$154,801	$71,128	$27,367	$8,880	$12,299

Earnings per share, basic and diluted	$2.31	$87,167	$33,538	10,882	15,072

Proforma earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006:	$1.90	$0.97	$0.37	$0.12	$0.17

Balance Sheet Data:
Total assets	$3,623,931	$2,808,747	$454,650	$477,676	$462,755
Long-term debt	80,281	83,098	85,915	88,732	91,551
Total liabilities	2,849,009	2,698,965	327,868	372,261	361,220
Stockholders’ equity	774,922	109,782	126,782	105,415	101,535
Other Data:
Working capital [2]	$485,767	$112,898	$134,382	$99,628	$93,011
Capital expenditures	$11,417	$12,403	$6,639	$13,446	$31,049
Number of employees at end of year	504	533	497	481	489
Total trading and clearing volume	294,808	215,210	169,486	143,902	138,530
Total open interest	19,596	12,416	7,950	4,967	4,477

(1)	Effective January 2005, the Company entered into a securities lending agreement (see Note 7 to the consolidated financial statements).

(2)	Current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2006, 2005 and 2004. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this Annual Report on Form 10-K.

Business Overview

The Company provides facilities to buy, sell and clear energy, precious and base metals, and soft commodities for future delivery under rules intended to protect the interests of market participants. The Company provides liquid marketplaces where physical commodity market participants can manage future price risk and, through the Company’s clearing operations, mitigate counterparty credit risk. Through real-time and delayed dissemination of its transaction prices, the Company provides price discovery and transparency to market participants. In order to enhance its markets and provide market participants additional mechanisms to manage risk, the Company continuously offers new products, distribution services and clearing services. The Company does not own commodities, trade for its own account, or otherwise engage in market activities.

The NYMEX Division provides a marketplace for trading energy and soft commodity futures and options. The COMEX Division provides a marketplace for trading precious and base metals futures and options. NYMEX Division’s principal markets include crude oil, natural gas, heating oil and gasoline. COMEX Division’s principal markets include gold, silver and high grade copper. In addition, the Company presently offers soft commodities futures contracts for coffee, sugar, cocoa, cotton and orange juice. The Company provides the physical facilities for open outcry auction markets. The open outcry markets operate during regular business hours, and trading activities in these markets are, for purposes of this management discussion, referred to as floor trading. In addition, the Company makes its product slate available for electronic trading on CME Globex electronic trading platform virtually 24 hours a day and five days per week to market participants.

The Company provides trade-clearing services for all transactions executed through its floor trading operations and electronic trading platforms, as well as all Company product transactions executed on CME Globex electronic trading platform. In addition, through NYMEX ClearPort® Clearing, an over-the-counter (“OTC”) clearing initiative, the Company alleviates some of the credit issues in the marketplace by providing the usage of the Company’s clearing operations to offer market participants the advantages of reducing costs and permitting futures and OTC positions to be offset. This initiative permits market participants to negotiate bilateral trades in the OTC market, which are then transferred to the Company’s division as futures contracts for clearing.

In order to conduct floor-trading activities, market participants must own or lease a membership on the NYMEX Division or COMEX Division. Non-members may execute floor trades on the Company’s divisions, but must do so through a member.

Certain NYMEX Division and COMEX Division members are clearing members. Clearing members provide capital to support the Company’s clearing activities. All market participants trading through the Company’s floor trading or trading Company products through the CME Globex platform must have a clearing relationship with a clearing member who will clear their trades through the Company’s clearinghouse. Market participants must have similar clearing member relationships to use NYMEX ClearPort® Clearing.

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

Critical Accounting Policies

Management’s discussion and analysis of results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. Based on this definition, the Company believes that the key accounting policies include revenue recognition, income taxes, valuation of long lived-assets, goodwill and indefinite-lived assets and accounting for share-based compensation. These policies are described in further detail in the notes to the consolidated financial statements.

Revenue Recognition

Clearing and Transaction Fees

The largest sources of the Company’s operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Company’s divisions. Clearing and transaction fees receivable are monies due from clearing member firms. Exposure to losses on receivables is principally dependent on each clearing member firm’s financial condition. Fees owed to the Company by NYMEX Division and COMEX Division clearing members are collateralized by the assets such members are required to pledge to the Company in connection with their clearing membership. In the case of each NYMEX Division clearing member, such assets are comprised of two Class A memberships in NYMEX Division and 180,000 shares of NYMEX Holdings common stock, and in the case of each COMEX Division clearing member, such assets are comprised of two COMEX Division memberships. At December 31, 2006, no clearing and transaction fees receivable balance was greater than the value of the related clearing member’s pledged assets. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member’s pledged assets in order to satisfy a receivable in default.

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

Market Data Fees

The Company provides proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized on a cash basis due to the fact that their collectibility is not reasonably assured. Allowances for doubtful accounts are intended to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers.

Income Taxes

Income taxes are recorded based on amounts refundable or payable for the current year and include the results of any difference between U.S. GAAP accounting and U.S. tax reporting that are recorded as deferred tax assets or liabilities. The Company estimates deferred tax assets and liabilities based on current tax regulations and rates. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities in the future. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes to tax rates and regulations. Management believes that changes in these estimates would not result in a material effect on the Company’s results of operations, cash flows or financial position.

Accounting for the Impairment or Disposal of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

The Company assesses changes in economic conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company’s property, plant and equipment, goodwill and indefinite-lived intangible assets. If facts and circumstances indicate that the Company’s long-lived assets, goodwill or indefinite-lived intangible assets might be impaired, the estimated future undiscounted cash flows associated with the asset would be compared to its carrying value to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by comparing the fair market value of the asset to its carrying value.

Share-Based Compensation

Effective November 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values.

The Company utilizes the Black-Scholes option pricing model to measure the fair value of the stock options. This fair value measurement requires extensive use of accounting judgment and financial estimates, including estimates of: (i) the expected term option holders will retain their vested stock options before exercising them; (ii) the volatility of the Company’s common stock price over the expected term; and (iii) the number of options that will be forfeited prior to the completion of their vesting requirements. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

Results of Operations

Net income for the year ended December 31, 2006 was $154.8 million, an increase of $83.7 million or 118% compared to 2005. This increase was the result of operating revenues increasing by $163.1 million, which was partially offset by increases in operating expenses and income taxes of $17.0 million and $64.2 million, respectively. The increase in revenues was due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes. The increase in operating expenses was due primarily to increases in direct transaction costs, which are directly associated with higher clearing and transaction volume. Increases in salaries and employee benefits were offset by a decrease in professional services. The increase in non-operating income was attributable to an increase in investment income, net, as the Company realized a gain on marketable securities of approximately $2.9 million in 2006. Additionally, the amount of funds available for investment increased significantly due to the proceeds the Company received from its initial public offering which, in turn, yielded higher investment income. This increase was partially offset by larger losses from unconsolidated investments in 2006 compared to 2005.

Net income for the year ended December 31, 2005 was $71.1 million, an increase of $43.7 million or 160% compared to 2004. This increase was the result of operating revenues increasing by $96.7 million, which was partially offset by increases in operating expenses and income taxes of $20.5 million and $39.7 million, respectively. The increase in operating revenues was due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes. The increase in operating expenses was due primarily to increases in direct transaction costs, general and administrative expenses and salaries and employee benefits. The increase in non-operating income was attributable to a larger average amount of investment assets coupled with higher interest rates when compared to 2004, as well as income from the Company’s securities lending activities, which began in 2005.

Revenues

Clearing and Transaction Fees

Clearing and transaction fees for the year ended December 31, 2006 were $419.7 million, an increase of $142.1 million or 51%, compared to 2005. This increase was due primarily to higher NYMEX ClearPort® Clearing volumes, higher NYMEX miNY™ volumes and new electronic volume from the Company’s products traded on the CME Globex electronic trading platform. The total volume of contracts traded and/or cleared in 2006 was 294.8 million contracts, an increase of 37% compared to 215.2 million contracts in 2005. Average daily volume in 2006 was 1,183,968 contracts, an increase of 38% compared to 857,410 contracts in 2005. Additionally, the gross average rate per contract in 2006 increased to $1.42 from $1.29 in the prior year, driven primarily by the increased percentage of total volume on NYMEX ClearPort® Clearing which charges a higher rate per trade.

Clearing and transaction fees for the year ended December 31, 2005 were $277.6 million, an increase of $84.3 million or 44%, compared to 2004. This increase was due to higher NYMEX Division floor trading volumes, higher NYMEX ACCESS® volumes for both the NYMEX Division and COMEX Division, higher NYMEX ClearPort® Clearing volumes and higher e-miNYSM volumes. The total volume of contracts traded and/or cleared in 2005 was 215.2 million contracts, an increase of 27% compared to 169.5 million contracts in 2004. Average daily volume in 2005 was 857,410 contracts, an increase of 26% compared to 680,664 contracts in 2004. Additionally, the gross average rate per contract in 2005 increased to $1.29 from $1.14 in the prior year. This increase was due to higher average rates per contract on NYMEX Division and COMEX Division floor trading resulting from a shift in the customer trading mix, as certain customers are charged higher rates per trade than others. In addition, an increase in the trading of certain products on NYMEX ClearPort® Clearing as well as higher e-miNYSM contracts volume, contributed to the overall rate increase as these venues charge higher rates per trade.

Provided below is a summary of total volume traded and/or cleared and open interest on the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented excludes contracts cleared through NYMEX ClearPort® Clearing. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. Trading and clearing volumes include futures settlement and options exercise transactions for which transaction fees are assessed. Prior to the filing of this Annual Report on Form 10-K, the Company reported its NYMEX Division volume of its four benchmark energy contracts separately. These benchmark energy contracts are: (i) light sweet crude oil; (ii) Henry Hub natural gas; (iii) NY heating oil; and (iv) NY harbor unleaded gasoline. All other crude oil, natural gas, heating oil or gasoline contracts, that were not the benchmark energy contracts, were reported in the NYMEX Division volumes as part of “other.” For 2006, the Company has grouped all contracts by their underlying commodity. Accordingly, prior period volume information has been adjusted to reflect this new presentation for comparative purposes. Trading and clearing volumes also include cash settlement transactions for contracts cleared on NYMEX ClearPort® Clearing for which transaction fees are assessed. Prior to the filing of this Annual Report on Form 10-K, cash settlement transactions were listed as part of the NYMEX Division volumes labeled as “other.” Since the cash settlement transactions are for NYMEX ClearPort® Clearing contracts, the prior period volume information has been adjusted to include such transactions in NYMEX ClearPort® Clearing for comparative purposes. Open interest represents the number of contracts at December 31, 2006 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

In 2006, the volume of futures and options contracts traded and cleared on the NYMEX Division was 183.1 million contracts, an increase of 38.0 million contracts or 26%, compared to 145.1 million contracts in 2005. Futures contract volume was 145.5 million contracts, an increase of 29.5 million contracts or 25%, compared to 116.0 million contracts in 2005. Options contract volume was 37.6 million contracts, an increase of 8.5 million contracts or 29%, compared to 29.1 million contracts in 2005.

In 2005, the volume of futures and options contracts traded and cleared on the NYMEX Division was 145.1 million contracts, an increase of 21.7 million contracts or 18%, compared to 123.4 million contracts in 2004. Futures contract volume was 116.0 million contracts, an increase of 16.3 million contracts or 16%, compared to 99.7 million contracts in 2004. Options contract volume was 29.1 million contracts, an increase of 5.4 million contracts or 23%, compared to 23.7 million contracts in 2004.

The following tables set forth trading and clearing volumes and open interest for the Company’s energy futures and options products:

NYMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2006			2005			2004
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Crude oil	88,713	25,236	113,949	66,986	16,565	83,551	54,848	12,968	67,816
Natural gas	27,620	10,971	38,591	20,609	10,152	30,761	18,194	8,665	26,859
Heating oil	14,672	731	15,403	13,324	1,245	14,569	13,016	1,011	14,027
Gasoline	12,662	686	13,348	13,321	1,177	14,498	12,898	1,092	13,990
Other	1,842	1	1,843	1,721	—	1,721	724	1	725

Total	145,509	37,625	183,134	115,961	29,139	145,100	99,680	23,737	123,417

NYMEX Division Contracts Open Interests

At December 31,

(in thousands)

	2006			2005			2004
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Crude oil	1,231	2,748	3,979	822	2,026	2,848	669	1,286	1,955
Natural gas	879	1,514	2,393	541	1,690	2,231	391	943	1,334
Heating oil	220	64	284	162	110	272	153	113	266
Gasoline	142	35	177	139	47	186	163	53	216
Other	25	—	25	—	33	33	31	51	82

Total	2,497	4,361	6,858	1,664	3,906	5,570	1,407	2,446	3,853

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division during 2006 was due primarily to the following factors:

•	Continued uncertainty of global oil supplies;

•	Strong global demand for crude oil, heating oil and gasoline;

•	Political events in major oil producing countries in the Middle East and Africa heightened concerns over the reliability of oil exports from such countries;

•	A significant decline in the price of natural gas due to unusually warm weather and high inventory levels; and

•	Increased acceptance and accessibility of electronic trading.

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division during 2005 was due primarily to the following factors:

•	Historically high price levels of crude oil and gasoline;

•	Strong global demand for crude oil, heating oil and gasoline;

•	Disruption of oil refineries and natural gas processing facilities in the Gulf of Mexico due to severe hurricanes;

•	A significant increase in the price of natural gas as well as concerns about the North American natural gas supply; and

•	High price differentials between heating oil/gasoline and crude oil.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

COMEX Division

In 2006, the volume of futures and options contracts traded and cleared on the COMEX Division was 32.1 million contracts, an increase of 1.3 million contracts or 4%, compared to 30.8 million contracts in 2005. Futures contract volume was 25.9 million contracts, a decrease of 0.6 million contracts or 2%, compared to 26.5 million contracts in 2005. Options contract volume was 6.2 million contracts, an increase of 1.9 million contracts or 45%, compared to 4.3 million contracts in 2005.

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

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products:

COMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2006			2005			2004
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	16,785	4,287	21,072	16,622	2,959	19,581	16,061	4,356	20,417
Silver	5,686	1,793	7,479	5,758	1,155	6,913	5,334	968	6,302
High grade copper	3,411	90	3,501	4,092	146	4,238	3,437	203	3,640
Aluminum	17	—	17	39	—	39	84	—	84

Total	25,899	6,170	32,069	26,511	4,260	30,771	24,916	5,527	30,443

COMEX Division Contracts Open Interests

At December 31,

(in thousands)

	2006			2005			2004
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	345	308	653	323	240	563	319	528	847
Silver	101	93	194	131	106	237	101	64	165
High grade copper	67	4	71	103	7	110	93	13	106
Aluminum	1	—	1	1	—	1	8	—	8

Total	514	405	919	558	353	911	521	605	1,126

The Company believes the overall growth in total futures and options metals contracts traded and cleared on the COMEX Division during 2006 was due primarily to the following factors:

•	Increased inflation;

•	A weakened U.S. currency compared to other international currencies

•	A decrease in gold available for commercial and financial use due to an increase in gold storage as collateral for exchange traded gold funds; and

•	The increased appeal of silver as an alternative investment.

The Company believes the overall growth in total futures and options metals contracts traded and cleared on the COMEX Division during 2005 was due primarily to the following factors:

•	The increased appeal of silver as an alternative investment; and

•	A decline in copper warehouse stock as a result of increased demand, strong housing starts and supply disruptions.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

NYMEX ClearPort® Clearing

In 2006, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 79.6 million contracts, an increase of 40.3 million contracts or 102%, compared to 39.3 million contracts in 2005. Futures contract volume was 57.0 million contracts, an increase of 25.6 million contracts or 81%, compared to 31.4 million contracts in 2005. Options contract volume was 22.6 million contracts, an increase of 14.7 million contracts or 185%, compared to 7.9 million contracts in 2005.

In 2005, the volume of futures and options contracts cleared on the NYMEX ClearPort® Clearing was 39.3 million contracts, an increase of 23.7 million contracts or 152%, compared to 15.6 million contracts in 2004. Futures contract volume was 31.4 million contracts, an increase of 17.9 million contracts or 133%, compared to 13.5 million contracts in 2004. Options contract volume was 7.9 million contracts, an increase of 5.8 million contracts or 266%, compared to 2.1 million contracts in 2004.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing:

NYMEX ClearPort® Clearing Contracts

For the Years Ended December 31,

(in thousands)

	2006			2005			2004
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	54,822	21,003	75,825	29,240	7,616	36,856	12,294	2,093	14,387
Electricity	1,077	291	1,368	1,769	80	1,849	647	5	652
Petroleum	1,006	1,345	2,351	353	250	603	505	74	579
Coal	55	—	55	29	—	29	8	—	8
Other	6	—	6	2	—	2	—	—	—

Total	56,966	22,639	79,605	31,393	7,946	39,339	13,454	2,172	15,626

NYMEX ClearPort® Clearing Open Interests

At December 31,

(in thousands)

	2006			2005			2004
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	6,367	4,275	10,642	3,712	1,859	5,571	2,051	732	2,783
Electricity	234	93	327	249	33	282	79	—	79
Petroleum	271	568	839	64	16	80	97	11	108
Coal	8	—	8	3	—	3	1	—	1
Other	3	—	3	—	—	—	—	—	—

Total	6,883	4,936	11,819	4,028	1,908	5,936	2,228	743	2,971

The Company believes the continued growth of NYMEX ClearPort® Clearing in 2006 and 2005 was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered, as well as additional products for petroleum on NYMEX ClearPort® Clearing contributed to the year-over-year increase in volume.

Market Data

Market data fees for the year ended December 31, 2006 were $63.6 million, an increase of $19.1 million or 43%, compared to 2005. This increase was due primarily to the implementation of a new price structure that went into effect on January 1, 2006. An increase in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase in fees. Effective January 1, 2007, the Company implemented a revised price structure that it anticipates will generate an increase in market data fees compared to the structure in place during 2006.

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

Other Revenues

Other revenues for the year ended December 31, 2006 were $13.9 million, an increase of $2.0 million or 17%, compared to 2005. This increase was due primarily to an increase in royalty fees under license agreements, as the Company is paid for the use of certain settlement prices. Additionally, increases in rental income from tenants occupying space in the Company’s headquarters building and compliance fines contributed to the increase.

Other revenues for the year ended December 31, 2005 were $11.9 million, an increase of $0.4 million or 4%, compared to 2004. This increase was due primarily to an increase in royalty fees, as the Company had entered into license agreements for which it is paid for the use of certain settlement prices. Increases in rental income from tenants occupying space in the Company’s headquarters building were offset by additional rental income recorded in 2004 from NYBOT.

Operating Expenses

Direct Transaction Costs

Direct transaction costs for the year ended December 31, 2006 were $49.7 million, an increase of $20.5 million or 71%, compared to 2005. The increase is due primarily to record volume on NYMEX ClearPort® Clearing, and the CME Globex electronic trading platform which began in June 2006 (see Note 6 to the consolidated financial statements). Transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs. Partially offsetting these increases were decreases in transaction incentives, as the prior year included costs incurred in connection with promoting the Company’s London trading floor operations. In June 2006, the Company ceased its floor trading operations in London.

Direct transaction costs for the year ended December 31, 2005 were $29.2 million, an increase of $13.2 million or 82% compared to 2004. The increase was due primarily to London trading incentives incurred as a means to promote the Company’s international operations. In September 2005, the Company launched an open outcry futures exchange in London, England, which resulted in additional costs not present in 2004.

Salaries and Employee Benefits

Salaries and employee benefits for the year ended December 31, 2006 were $76.8 million, an increase of $14.4 million or 23%, compared to 2005. This increase was due primarily to higher employee costs coupled with a higher average number of employees when compared to 2005. Severance related costs of $4.5 million incurred during the last half of 2006 also contributed to the increase. This severance was paid as part of a workforce reduction which reduced the year-end employee headcount when compared to the prior year. Additionally, the Company incurred non-cash share-based compensation of $1.3 million as part of its new Long-Term Incentive Plan (see Note 15 to the consolidated financial statements).

Salaries and employee benefits for the year ended December 31, 2005 were $62.4 million, an increase of $5.1 million or 9%, compared to 2004. This increase was due primarily to higher employee costs attributable to an increase in the number of employees, as well as higher overall compensation levels, when compared to 2004. Additionally, the Company incurred additional temporary staffing during 2005 to assist in the start-up of its trading floors in Dublin, Ireland and London, England. These increases were offset, in part, by a decline in 2005 severance costs, as the Company incurred additional severance in 2004 with respect to one of its senior executives.

Occupancy and Equipment

Occupancy and equipment expenses for the year ended December 31, 2006 were $28.3 million, a decrease of $0.2 million or less than 1%, compared to 2005. This slight decrease was due primarily to lower repair and maintenance charges and security enhancement costs on the Company’s headquarters facility offset, in part, by an increase in lease termination charges incurred during 2006 (see Note 21 to the consolidated financial statements).

Occupancy and equipment expenses for the year ended December 31, 2005 were $28.5 million, an increase of $2.1 million or 8%, compared to 2004. This increase was due primarily to rent and associated expenses incurred by the Company on its trading floors and office space in Dublin, Ireland and London, England. The London trading floor was not in existence in 2004 and the Dublin trading floor was not opened until the fourth quarter of 2004. The Company also incurred additional costs in 2005 related to security enhancements at its corporate headquarters located in downtown New York City.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2006 and 2005 was $15.2 million. In March 2006, the Company decided that it would cease its trading floor operations in London and focus exclusively on electronic trading. Accordingly, the Company made a change in estimate to the useful life of certain leasehold improvements and equipment. The net book value of the leasehold improvements and equipment that pertained to the trading floor operations were written off over their shortened useful life in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Offsetting this charge was a decrease in depreciation expense on certain assets that were fully depreciated in 2005, and therefore, not depreciated during the current year.

Depreciation and amortization expense for the year ended December 31, 2005 was $15.2 million, a decrease of $6.6 million or 30%, compared to 2004. This decrease was due primarily to the write-off of fixed assets during the quarter ended September 30, 2004, which was a result of the Company identifying, through an internal review, a material weakness in its internal controls relating to the acquisition, tracking and disposition of property and equipment. This resulted in a lower fixed asset base during 2005 which, in turn, yielded lower depreciation compared to 2004. The Company remediated this weakness and has instituted new asset-tagging procedures, new controls over the disposition of assets, and a monthly review process that verifies the valuation, categorization and estimated useful life of all fixed asset additions.

General and Administrative

General and administrative expenses for the year ended December 31, 2006 were $19.7 million, a decrease of $2.8 million or 13%, compared to 2005. The decrease was due primarily to lower travel related costs, as the prior year included costs associated with the establishment and operation of the trading floor in London, England. Also contributing to the decrease is the benefit of cost control measures that were implemented by management during the current year.

General and administrative expenses for the year ended December 31, 2005 were $22.5 million, an increase of $6.1 million or 38%, compared to 2004. On September 12, 2005, the Company launched an open outcry futures exchange in London, England, which resulted in additional costs not present in 2004. These costs were mainly travel related and general operating costs for the establishment and operation of the London trading floor.

Professional Services

Professional services expenses for the year ended December 31, 2006 were $14.5 million, a decrease of $12.8 million or 47%, compared to 2005. This decrease was due primarily to lower consulting and legal fees, as the prior year reported a significant amount of costs relating to the Company’s international expansion initiatives.

Professional services expenses for the year ended December 31, 2005 were $27.4 million, an increase of $0.8 million or 3%, compared to 2004. This increase was due primarily to higher tax consulting fees the Company incurred to support its business expansion initiatives.

Telecommunications

Telecommunications expenses for the year ended December 31, 2006 were $6.1 million, a decrease of $0.8 million or 12%, compared to 2005. This decrease was due primarily to lower telephone related costs, which were due primarily to the closing of the London trading floor, as the prior year reported significant costs associated with the establishment and operation of the trading floor in London.

Telecommunications expenses for the year ended December 31, 2005 were $6.9 million, an increase of $0.9 million or 14%, compared to 2004. This increase was due primarily to higher data communication expenses needed to support the growth in the Company’s market data business, as well as costs associated with the London and Dublin trading floors.

Marketing

Marketing expenses for the year ended December 31, 2006 were $5.4 million, an increase of $0.2 million or 4%, compared to 2005. Overall increases in marketing costs, the purpose of which is to promote the Company and attract business, were offset, in part, by lower advertising expenses in the current year as the prior year reported higher advertising costs for the Company’s opening of its London trading floor.

Marketing expenses for the year ended December 31, 2005 were $5.2 million, an increase of $2.7 million or 109%, compared to 2004. This increase was due primarily to higher advertising and other marketing expenses attributable to the Company’s international expansion initiatives.

Other

Other expenses for the year ended December 31, 2006 were $8.5 million, a decrease of $1.4 million or 14%, compared to 2005. The decrease was due primarily to a sizeable donation made in 2005 to benefit the victims of hurricane Katrina that is not present in the current year.

Other expenses for the year ended December 31, 2005 were $9.9 million, a decrease of $3.8 million or 28%, compared to 2004. The decrease was due primarily to a $3.4 million charge in 2004 related to a material weakness in the Company’s internal controls relating to the acquisition, tracking and disposition of property and equipment.

Non-Operating Income and Expenses

A new section of the consolidated statements of income titled non-operating income and expenses was added to more closely conform to the Securities and Exchange Commission’s Article 5 of Regulation S-X. Accordingly, reclassifications were made to the prior year periods to conform to the current presentation.

Investment income, net

Investment income for the year ended December 31, 2006 was $12.9 million, an increase of $4.0 million or 45%, compared to 2005. This increase was due primarily to a realized gain on the sale of marketable securities of approximately $2.9 million. Additionally, the Company received net proceeds of approximately $344 million from its initial public offering in November. This resulted in a higher amount of funds to invest which, in turn, yielded higher investment income.

Investment income for the year ended December 31, 2005 was $8.9 million, an increase of $5.0 million or 128%, compared to 2004. This increase was due primarily to income from municipal and government obligations, as 2005 had a larger average amount of investment assets as well as higher interest rates when compared to 2004.

Interest income and interest expense/fees from securities lending

Interest income from securities lending for the years ended December 31, 2006 and 2005 were $130.2 million and $68.8 million, respectively. Interest expense/fees from securities lending for the years ended December 31, 2006 and 2005 were $127.3 million and $66.1 million, respectively. The increase in interest income was due to increased lending which, in turn, resulted in higher collateral for the Company to invest. The average daily balance of funds the Company invested during 2006 was approximately $2.6 billion compared to approximately $2.0 billion during 2005. In addition, there was an increase in the average investment rate the Company earned during 2006 compared to 2005. Interest expense/fees from securities lending increased as result of the corresponding liability on the collateral. The ratio of interest expense/fees to interest income will vary, as the Company is able to negotiate better rates on its interest expense depending on whether the securities that it lends out are in greater demand. The Company began its securities lending program in 2005 and, therefore, there was no securities lending activity in 2004 (see Note 7 to the consolidated financial statements).

Interest expense

Interest expense for the year ended December 31, 2006 was $6.6 million, a decrease of 3%, compared to 2005. Interest expense for the year ended December 31, 2005 was $6.9 million, a decrease of 3%, compared to 2004. The decrease for both years was due to the lower principal balance on the Company’s long-term debt as a result of annual principal payments made each October.

Losses from unconsolidated investments

Losses from unconsolidated investments for the years ended December 31, 2006 and 2005 totaled $3.3 million and $0.6 million, respectively. The losses are primarily from the Company’s joint venture investment in the Dubai Mercantile Exchange Limited (“DME”) (see Note 17 to the consolidated financial statements). The Company’s maximum exposure to a loss from the joint venture is limited to its capital commitment, which at December 31, 2006 was approximately $6.0 million. The costs incurred to date have been for the establishment of the DME. The Company anticipates that the DME will commence trading in the second quarter of 2007.

Provision for Income Taxes

The Company’s effective tax rate was 44.5% in 2006, 45.7% in 2005 and 42.5% in 2004. The decline in 2006 was primarily the result of an overall lower state and local effective tax rate due to the increase in electronic trading, as the Company is able to source more of its revenues to jurisdictions with more favorable tax rates. The increase in 2005 was due primarily to a lower proportion of tax-exempt income as a result of higher pre-tax income in 2005 compared to 2004. In addition, the non-deductibility of certain losses and/or expenses the Company incurred in relation to its international joint venture agreement contributed to the increase in the 2005 effective tax rate.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At December 31, 2006 and 2005, the Company had $504.2 million and $143.6 million, respectively, in cash and cash equivalents, securities purchased under agreements to resell and marketable securities. Working capital at December 31, 2006 and 2005 was $485.8 million and $112.9 million, respectively. The Company has received long-term AA+ and short-term A-1+ counter-party credit ratings from Standard & Poor’s Rating Services. These ratings were initially obtained in April 2003 and were sustained through a recent ratings review in September of 2006.

Sources and Uses of Cash

The following table provides a summary of significant cash flow categories for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$168,176	$82,093	$68,775
Investing activities	(633,265)	(2,272,614)	(59,637)
Financing activities	448,056	2,223,101	(7,817)

Net (decrease) increase in cash and cash equivalents	$(17,033)	$32,580	$1,321

Net cash provided by operating activities for the year ended December 31, 2006 was $168.2 million, an increase of $86.1 million compared to 2005. This increase was due primarily to an increase in operating revenues. This increase was offset, in part, by an increase in income tax payments.

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

Net cash used in investing activities for the year ended December 31, 2006, exclusive of securities purchased under the securities lending program, was $400.6 million, an increase of $442.6 million compared to 2005. This increase was due primarily to a significant investment of cash into marketable securities, mainly as a result of the $344.2 million in net proceeds the Company received in connection with its initial public offering (see Note 4 to the consolidated financial statements). Additionally, the Company paid $10 million to COMEX members upon the consummation of the initial public offering (see Note 5 to the consolidated financial statements).

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

Net cash provided by financing activities for the year ended December 31, 2006, exclusive of cash received under the securities lending program, was $215.4 million, an increase of $306.9 million compared to 2005. This increase was due primarily to net proceeds the Company received in connection with its initial public offering (as noted above) and sale of a 10% equity interest in the Company (see Note 4 to the consolidated financial statements). Partially offsetting this increase was an increase in dividends paid, as a total of $288.6 million was paid in 2006 compared to $88.7 million in 2005.

Net cash used in financing activities for the year ended December 31, 2005, exclusive of cash received under the securities lending program, was $91.5 million, an increase of $83.7 million compared to 2004. This increase was due to dividends of $88.7 million paid in 2005 compared to $5.0 million paid in 2004.

The Company believes that its cash flows from operations and existing working capital will be sufficient to meet its needs for the foreseeable future, including capital expenditures and debt service. Subject to certain limitations under existing long-term note agreements, the Company has the ability, and may seek to raise capital through the issuance of debt or equity in the private and public capital markets.

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds, and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At December 31, 2006 and 2005, cash and investments were as follows:

	December 31, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$18,631	$35,664
Securities purchased under agreements to resell	—	6,900
Marketable securities	485,581	100,993

	$504,212	$143,557

Included in marketable securities at December 31, 2006 are investments totaling $13.2 million relating to the COMEX Division Members’ Recognition and Retention Plan. This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994 (see Note 16 to the consolidated financial statements).

Also included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships (see Note 24 to the consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2.0 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in cash and securities purchased under agreements to resell. The table in Note 9 to the consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at December 31, 2006 and 2005.

In accordance with the Company’s securities lending program, JPMorgan, as agent, will lend on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and Guaranty Fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines (see Note 7 to the consolidated financial statements).

Future Cash Requirements

The Company has three series of unsecured long-term debt, which mature through 2026. At December 31, 2006 and 2005, notes payable consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$14,098	$16,915
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	83,098	85,915
Less current maturities	(2,817)	(2,817)

Total long-term debt	$80,281	$83,098

Notes payable that become due during the next five years and thereafter are as follows:

2007	$2,817
2008	2,817
2009	2,817
2010	2,817
2011	7,739
Thereafter	64,091

$83,098

The senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts.

A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of December 31, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	6,416	6,205	5,994	5,783	5,573	36,213	66,184
Services agreements [1]	9,250	10,080	10,270	11,571	30,948	—	72,119
Operating leases - facilities	3,030	3,000	3,027	3,306	3,585	2,186	18,134
Operating leases - equipment	1,834	1,555	613	—	—	—	4,002
Other long-term obligations	800	800	800	800	800	6,417	10,417

Total contractual obligations	$24,147	$24,457	$23,521	$24,277	$48,645	$108,907	$253,954

1	Services agreements include required minimum payments in accordance with a technology services agreement with CME (see Note 6 to the consolidated financial statements). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company made an initial capital contribution of $2.5 million in 2005 and made additional capital contributions of $4.0 million in 2006 to the joint venture.

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

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Company recognizes interest and penalties, if any, related to tax uncertainties as income tax expense and will continue this treatment upon adoption of FIN 48. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the effect on its earnings or financial position.

Recent Developments

For a discussion of the Company’s recent business developments see Item 1. Business. Recent Developments.

Responsibility for Financial Reporting

The Company’s management is responsible for the preparation, integrity and objectivity of the audited consolidated financial statements and related notes, and the other financial information contained in this Annual Report on Form 10-K. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are considered by management to present fairly the Company’s consolidated financial position, results of operations and cash flows. These audited consolidated financial statements include certain amounts that are based on management’s estimates and judgments, giving due consideration to materiality.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal cash flows for the years 2007 through 2011 and thereafter. The marketable securities are classified as trading.

Principal Amounts by Expected Maturity

At December 31, 2006

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2007	23,947	3,012	26,959	4.75%
2008	21,380	1,814	23,194	4.83%
2009	12,654	995	13,649	5.03%
2010	567	344	911	4.14%
2011	204	184	388	4.11%
Thereafter	4,954	3,210	8,164	4.04%

Total	$63,706	$9,559	$73,265

Fair Value	$65,101

Liabilities
Corporate Debt
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
2011	7,739	5,573	13,312	7.76%
Thereafter	64,091	36,213	100,304	7.79%

Total	$83,098	$66,184	$149,282

Fair Value	$98,788

Interest Rate Risk

Current Assets

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income was $12.9 million, $8.9 million and $3.9 million in 2006, 2005 and 2004, respectively. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $485.6 million and $101.0 million at December 31, 2006 and 2005, respectively. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

Debt

The weighted average interest rate on the Company’s long-term debt is 7.77%. The debt contains a redemption premium, the amount of which varies with changes in interest rates. Therefore, the fair market value of the Company’s long-term debt is highly sensitive to changes in interest rates. Although the market value of the debt will fluctuate with interest rates, the Company’s interest expense will not vary with changes in market interest rates if the debt is paid off in accordance with stated principal repayment schedules. As of the date of this report, the Company does not expect to pay down any series of its long-term debt prior to stated maturities. However, the Company may pursue future financing strategies that involve early repayment of its current debt, or issuance of new debt, potentially increasing its sensitivity to changes in interest rates.

Credit Risk

NYMEX Division bylaws authorize its board of directors to fix the annual dues of the owners of the Class A memberships and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX Division’s board of directors may determine. NYMEX Division’s board of directors may waive the payment of dues by all owners of Class A memberships or by individual members as it determines. COMEX Division Bylaws provide its board of directors with similar powers relating to dues, assessments and fees with respect to owners of COMEX Division memberships, provided that such dues and assessments may not be imposed in any greater amount than those imposed on NYMEX Exchange Class A members on a per-member basis and that the ability of COMEX Division’s board of directors to impose such fees is subject to the limitations.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and/or cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also maintains extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, NYMEX Division clearing members, as all NYMEX Division member firms, must each own and hold 180,000 shares of common stock of NYMEX Holdings and two Class A memberships in NYMEX Exchange. The Company is currently proposing that the number of shares of NYMEX Holdings common stock required to be pledged by each NYMEX Division clearing and non-clearing member firm be reduced to 150,000 shares of NYMEX Holdings common stock. This proposal would become effective one day after self-certification to the CFTC on any date after March 9, 2007 if no petition representing 10% of owners of NYMEX Division Class A memberships requesting a special meeting on this matter is submitted to the Company prior to such date. The COMEX Division clearing member firms, as all COMEX Division member firms, must each pledge two COMEX Division memberships.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To NYMEX Holdings, Inc. Stockholders:

Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon the Company’s estimates and assumptions, as required. The consolidated financial statements for the year ended December 31, 2006 have been audited by the Company’s independent registered public accounting firm, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. The Company believes that its representations to the independent auditors are valid and appropriate.

Management maintains a system of internal accounting controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. The Company’s internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee currently consists of the three Public Directors of the Board. One of the Public Directors serves as chairman of the committee. The Audit Committee meets several times each year with representatives of management, including the Chief Financial Officer, the Vice President of Internal Audit and the independent auditors to review the financial reporting process and controls in place to safeguard assets. Both the Company’s independent auditors and internal auditor have unrestricted access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors or fraud, the Company believes its controls as of December 31, 2006 provide reasonable assurance that the consolidated financial statements are reliable and that its assets are reasonably safeguarded.

/s/ RICHARD SCHAEFFER

Chairman of the Board

/s/ JAMES E. NEWSOME

President and Chief Executive Officer

/s/ KENNETH D. SHIFRIN

Chief Financial Officer

Date: March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMEX Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 2, 2007

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$18,631	$35,664
Collateral from securities lending program	2,547,312	2,314,618
Marketable securities, at market value	485,581	100,993
Clearing and transaction fees receivable, net of allowance for member credits	32,853	23,747
Prepaid expenses	7,009	5,768
Margin deposits and guaranty funds	17,052	92,555
Other current assets	10,238	15,777

Total current assets	3,118,676	2,589,122
Property and equipment, net	183,193	190,036
Goodwill and indefinite-lived intangible asset	307,125	16,329
Other assets	14,937	13,260

Total assets	$3,623,931	$2,808,747

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$14,854	$17,627
Accrued salaries and related liabilities	13,688	9,893
Payable under securities lending program	2,547,312	2,314,618
Margin deposits and guaranty funds	17,052	92,555
Income tax payable	4,984	5,250
Other current liabilities	35,019	36,281

Total current liabilities	2,632,909	2,476,224
Grant for building construction deferred credit	106,166	108,311
Long-term debt	80,281	83,098
Retirement obligation	12,367	12,121
Other liabilities	17,286	19,211

Total liabilities	2,849,009	2,698,965

Commitments and contingencies (Note 24)

Stockholders’ equity
Common stock, $0.01 par value; 816 shares authorized, issued and outstanding as of December 31, 2005	—	—
Common stock, $0.01 par value; 181,909,600 shares authorized as of December 31, 2006; 94,449,800 issued and 89,678,600 outstanding as of December 31, 2006	944	—
Additional paid-in capital	796,585	69,631
Retained earnings (deficit)	(21,823)	39,479
Accumulated other comprehensive income (loss), net of tax	(784)	672

Total stockholders’ equity	774,922	109,782

Total liabilities and stockholders’ equity	$3,623,931	$2,808,747

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share data)

	Year Ended December 31,
	2006	2005	2004
Operating Revenues
Clearing and transaction fees	$419,731	$277,632	$193,295
Market data fees	63,637	44,533	32,605
Other, net	13,881	11,943	11,532

Total operating revenues	497,249	334,108	237,432

Operating Expenses
Direct transaction costs	49,742	29,158	16,004
Salaries and employee benefits	76,772	62,419	57,357
Occupancy and equipment	28,255	28,482	26,383
Depreciation and amortization, net of deferred credit amortization	15,167	15,221	21,795
General and administrative	19,670	22,517	16,368
Professional services	14,540	27,379	26,544
Telecommunications	6,104	6,929	6,056
Marketing	5,439	5,207	2,490
Other expenses	8,501	9,918	13,703

Total operating expenses	224,190	207,230	186,700

Operating income	273,059	126,878	50,732
Non-Operating Income and Expenses
Investment income, net	12,879	8,895	3,893
Interest income from securities lending	130,184	68,782	—
Interest expense/fees from securities lending	(127,254)	(66,114)	—
Interest expense	(6,620)	(6,852)	(7,039)
Losses from unconsolidated investments	(3,329)	(588)	—

Total non-operating income and expenses	5,860	4,123	(3,146)

Income before provision for income taxes	278,919	131,001	47,586
Provision for income taxes	124,118	59,873	20,219

Net income	$154,801	$71,128	$27,367

Earnings per Share
Basic and diluted	$2.31	$87,167	$33,538

Weighted Average Number of Common Shares Outstanding
Basic and diluted	67,017,000	816	816

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Earnings per Share
Basic and diluted	$1.90	$0.97	$0.37

Weighted Average Number of Common Shares Outstanding
Basic and diluted	81,504,000	73,440,000	73,440,000

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2003	816	$—	$93,312	$12,103	$—	$105,415
Net income	—	—	—	27,367	—	27,367
Dividends declared:
Common stock, $7,353/share	—	—	—	(6,000)	—	(6,000)

Balances at December 31, 2004	816	—	93,312	33,470	—	126,782

Comprehensive income:
Net income	—	—	—	71,128	—	71,128
Unrealized gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	672	672

Total comprehensive income						71,800
Dividends declared:
Common stock, $108,824/share	—	—	(23,681)	(65,119)	—	(88,800)

Balances at December 31, 2005	816	—	69,631	39,479	672	109,782
Comprehensive income:
Net income	—	—	—	154,801	—	154,801
Realization of gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	(672)	(672)
SFAS No. 158 adjustment to record unrealized post- retirement obligation, net of deferred income taxes of $628	—	—	—	—	(784)	(784)

Total comprehensive income						153,345
Dividends declared:
Common stock, $36,765/share on January 11, 2006	—	—	—	(30,000)	—	(30,000)
Common stock, $196,078/share on March 6, 2006	—	—	(68,897)	(91,103)	—	(160,000)
Common stock, $0.06/share on July 6, 2006	—	—	—	(5,000)	—	(5,000)
Common stock, $0.14/share on November 10, 2006	—	—	—	(10,000)	—	(10,000)
Common stock, $0.98/share on November 10, 2006	—	—	—	(80,000)	—	(80,000)
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	6,365,000	64	347,907	—	—	347,971
Direct costs of initial public offering		—	(3,749)	—	—	(3,749)
Conversion of cumulative redeemable convertible preferred stock to common stock	8,160,000	82	153,016	—	—	153,098
Additional proceeds from private equity offering	—	—	10,000	—	—	10,000
Issuance of common stock for purchase of COMEX electronic trading rights	6,484,800	64	279,538	—	—	279,602
Tax benefit related to NYMEX MRRP		—	8,591			8,591
Share-based compensation awards	—	—	1,282	—	—	1,282

Balances at December 31, 2006	94,449,800	$944	$796,585	$(21,823)	$(784)	$774,922

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$154,801	$71,128	$27,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,093	16,489	23,062
Amortization of intangibles	219	876	878
Deferred grant credits	(2,645)	(2,644)	(2,645)
Deferred rental income	(675)	(675)	(1,238)
Deferred rent expense	(210)	(232)	90
Deferred income taxes	(2,928)	373	(2,420)
Allowance for doubtful accounts and credits	233	(67)	(188)
Stock-based compensation	1,282	—	—
Asset impairment and disposition losses	1,167	597	5,351
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(9,230)	(6,567)	(3,911)
Prepaid expenses	(1,241)	(1,872)	219
Margin deposits and guaranty fund assets	75,503	(57,730)	62,413
Other current assets	(1,767)	(229)	2,322
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,773)	2,391	4,463
Accrued salaries and related liabilities	3,795	4,878	723
Margin deposits and guaranty fund liabilities	(75,503)	57,730	(62,413)
Income tax payable	8,325	(6,033)	919
Other current liabilities	2,338	4,240	12,512
Other liabilities	146	(1,059)	1,378
Retirement obligation	246	499	(107)

Net cash provided by operating activities	168,176	82,093	68,775

Cash flows from investing activities
(Increase) in collateral from securities lending program	(232,694)	(2,314,618)	—
Decrease in securities purchased under agreements to resell	6,900	12,424	25,726
(Increase) decrease in marketable securities	(384,588)	43,957	(80,065)
Capital expenditures	(11,417)	(12,403)	(6,639)
Additional consideration paid to owners of COMEX Division memberships	(10,000)	—	—
(Increase) in indefinite-lived intangible asset	(653)	—	—
(Increase) decrease in other assets	(813)	(1,974)	1,341

Net cash used in investing activities	(633,265)	(2,272,614)	(59,637)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriting discounts	347,971	—	—
Direct costs of initial public offering	(3,749)	—	—
Proceeds from issuance of preferred stock	170,000	—	—
Costs related to issuance of preferred stock	(6,902)	—	—
Direct costs of offering for purchase of COMEX electronic trading rights	(541)	—	—
Increase in obligation to return collateral under securities lending program	232,694	2,314,618	—
Dividends paid	(288,600)	(88,700)	(5,000)
Principal payments under long-term debt agreements	(2,817)	(2,817)	(2,817)

Net cash provided by (used in) financing activities	448,056	2,223,101	(7,817)

Net (decrease) increase in cash and cash equivalents	(17,033)	32,580	1,321
Cash and cash equivalents, beginning of period	35,664	3,084	1,763

Cash and cash equivalents, end of period	$18,631	$35,664	$3,084

See accompanying notes to the consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Nature of Business

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be referred to as the “Exchange.” NYMEX Holdings and its subsidiaries are collectively referred to as the “Company”.

The Company exists principally to provide facilities to buy, sell and clear energy, precious and base metals, and soft commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed off-Exchange in the over-the-counter (“OTC”) market. These services facilitate price discovery, hedging and liquidity in the energy and metals markets. The Company believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Company’s clearinghouse mitigates counterparty performance risk. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter-party to every trade. To manage the risk of financial nonperformance, the Exchange requires members to post margin. Trading on the Exchange is regulated by the Commodity Futures Trading Commission.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. The Company consolidates any investment in a variable interest entity for which the Company is the primary beneficiary. Investments in unconsolidated entities representing ownership of at least 20% but less than 50% are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the periods presented.

Certain reclassifications have been made to the consolidated financial statements to conform to the current presentation. The following income and expense items have been reclassified to a new section of the consolidated statements of income titled non-operating income and expenses: investment income, net, interest income from securities lending, interest expense/fees from securities lending, interest expense and losses from unconsolidated investments. Previously, investment income, net and interest income from securities lending, which was reported net of related securities lending interest expense, were reported in the revenues section. Fees related to securities lending were previously reported in general and administrative expenses. Interest expense was reported as a separate operating expense and losses from unconsolidated investments were reported in other expenses. Additionally, direct transaction costs are being reported as a separate operating expense line item. Previously, direct transaction costs were reported in general and administrative expenses on the consolidated statements of income. The presentation of these items has been changed to more closely conform to the Securities and Exchange Commission’s (“SEC”) Article 5 of Regulation S-X. Accordingly, reclassifications were made to the prior year periods to conform to the current presentation.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments at the balance sheet date. The carrying values of the Company’s assets approximate their fair values and, where applicable, are based on current market prices. The carrying values of the Company’s liabilities approximate their fair values except for the fair value of the Company’s notes payable, which are based upon their future cash flows for principal and interest payments, discounted at prevailing interest rates for securities of similar terms and maturities.

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

Marketable Securities

The Company invests primarily in high-grade tax-exempt municipal bonds, direct obligations of the U.S. government and its agencies and money market mutual funds. The Company classifies its investments in debt and equities as trading securities. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such classification at each balance sheet date.

Trading securities are carried at fair value based on quoted market prices. Unrealized gains and losses are recorded in investment income, net on the consolidated statements of income. Realized gains and losses from the sales of marketable securities are determined on a specific identification basis.

Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is provided utilizing the straight-line method over the estimated useful lives of the assets or lease terms, whichever is shorter.

The following table summarizes the years over which significant assets are generally depreciated or amortized:

Building and improvements	20 to 60 years
Information system equipment	3 to 7 years
Furniture, fixtures, office machinery and other	3 to 10 years
Internally developed software costs	3 to 5 years
Leasehold improvements	10 to 20 years

Where different depreciation methods or lives are used for tax purposes, deferred income taxes are recorded. The Company capitalizes purchases of software and costs associated with internally developed software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized and depreciated.

Goodwill and Indefinite-Lived Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and indefinite lived intangible assets, which are non-amortizable, must be assessed annually for impairment. Prior to 2002, goodwill was being amortized on a straight-line basis over a period of 15 years. The Company completed its goodwill impairment testing for 2006 in the fiscal fourth quarter and no impairment was determined. As disclosed in Note 5, the Company acquired an indefinite-lived intangible asset during 2006 and in its assessment, management determined that there was no impairment of this asset at December 31, 2006. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if events or changes in circumstances suggest that the carrying value of these assets may not be fully recoverable.

Revenue Recognition

Clearing and Transaction Fees

The largest sources of the Company’s operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Company’s divisions. Clearing and transaction fees receivable are monies due from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm’s financial condition. Seats owned by NYMEX Division and COMEX Division members collateralize fees owed to the Company. At December 31, 2006 and 2005, no clearing and transaction fees receivable balance was greater than the member’s seat value. Management does not believe that a concentration of credit risk exists from these receivables. The Company retains the right to liquidate a member’s seat in order to satisfy its receivable.

Market Data Fees

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other, Net

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), Share Based Payment, requiring the Company to recognize compensation costs related to share-based payment over the period that an employee provides services in exchange for the award. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.

SFAS No. 123R, additionally, requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. The Company applied the forfeiture rate to the unvested portion of the option valuation and performed a true up for the actual forfeited amount of the valuation as of year end.

Marketing Costs

Marketing costs include costs incurred for producing and communicating advertising and other marketing activities. These costs are expensed when incurred.

Postretirement and Postemployment Benefits other than Pensions

The Company provides certain postretirement benefits to its employees, which are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions, which requires the Company to accrue the estimated cost of retiree benefit payments other than pensions during the employees’ active service lives. Such benefits consist principally of health care benefits. In addition, the Company offers various postemployment benefits to employees after employment but before retirement. These benefits are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, which requires the Company to accrue the estimated cost of future postemployment benefits, which are funded on a pay-as-you-go basis. Postemployment benefits include both short-term disability, income benefits and long-term disability-related health benefits.

As of December 31, 2006, the Company adopted both the recognition and measurement provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires that the full funding status of defined benefit pension and other postretirement plans be recognized on the balance sheet as an asset for overfunded plans or as a liability for underfunded plans. In addition, SFAS No. 158 calls for recognition in other comprehensive income of gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but includes the effect of all dilutive potential common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, the Company adds: (i) the assumed proceeds from stock option exercises; (ii) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (iii) the average unamortized expense related to unvested shares of stock options and restricted stock. This sum is then divided by the average stock price of the Company to calculate the number of shares assumed to be repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS. Diluted EPS includes the components of basic EPS and, in addition, gives effect to dilutive potential common shares related to stock-based compensation plans. Diluted EPS reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. The treasury stock method assumes that proceeds the Company receives from the exercise of stock options are used to repurchase its common stock in the open market. If the effect of the treasury stock method is anti-dilutive, the effect on diluted earnings per share of the stock options and restricted stock awards is disregarded.

Recent Accounting Pronouncements and Changes, Not Yet Adopted

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial statements, although additional disclosures may be required.

NOTE 3. STOCK PURCHASE AGREEMENT

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 14, 2006, pursuant to the terms and conditions of the GA Agreement, the Company issued and sold an aggregate of 8,160,000 shares of its newly-created Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to General Atlantic for an aggregate purchase price of $160 million in cash and an additional $10 million which was paid on the closing date of the Company’s initial public offering. The Preferred Stock represented 10% of NYMEX Holdings’ outstanding capital stock immediately following its issuance.

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

Conversion of Shares

Each of the original 816 shares of NYMEX Holdings common stock issued and outstanding immediately prior to the merger were automatically converted into the right to receive 90,000 shares of the common stock of NYMEX Holdings. The 90,000 shares were comprised of 30,000 shares of Series A-1 Common Stock; 30,000 shares of Series A-2 Common Stock; and 30,000 shares of Series A-3 Common Stock. Total authorized shares of common stock at the time after the consummation of the GA Agreement were 81,600,000 shares which consisted of the 73,440,000 issued shares of Series A-1, Series A-2 and Series A-3 common stock and 8,160,000 shares reserved for issuance upon conversion of the Preferred Stock. Upon conversion, which occurred in connection with the initial public offering (see Note 4), the Preferred Stock was no longer outstanding or available for issuance. In addition, the sole share of common stock of Merger Sub held by NYMEX Holdings was cancelled.

Use of Proceeds

The gross proceeds from the GA Agreement were distributed to NYMEX Holdings’ stockholders in the form of an extraordinary cash distribution (the “Special Dividend”). Accordingly, each stockholder received approximately $196,078 per share on a pre-merger basis or approximately $2.18 per share on a post-merger basis. The additional $10 million paid by General Atlantic on the closing date of the initial public offering was also distributed in the form of an extraordinary cash distribution to NYMEX Holdings’ stockholders of record as of March 13, 2006, the day immediately prior to the closing of the GA Agreement (the “Additional Dividend”). Each such stockholder received approximately $12,255 per share on a pre-merger basis or approximately $0.14 per share on a post-merger basis. General Atlantic did not participate in the Special Dividend or the Additional Dividend.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. INITIAL PUBLIC OFFERING

On November 22, 2006, NYMEX Holdings completed an initial public offering (“IPO”) of its common stock at a price of $59.00 per share. In connection with this offering, NYMEX Holdings sold 5,390,000 shares of its common stock, and certain selling stockholders sold 1,110,000 shares of common stock held by them. In addition, NYMEX Holdings sold 975,000 shares of its common stock pursuant to the underwriters’ full exercise of their over-allotment option. Net proceeds, defined as gross proceeds less underwriting discounts and commissions and direct costs, totaled approximately $344.2 million. NYMEX Holdings did not receive any proceeds from the shares of common stock sold by the selling stockholders. Upon the closing of the offering, there were 87,965,000 shares of common stock outstanding, which includes the conversion of 8,160,000 shares of Preferred Stock into common stock (see Note 3). NYMEX Holdings’ common stock is listed on the New York Stock Exchange under the symbol “NMX”. A summary of the terms of the IPO can be found in the prospectus as filed with the SEC on November 17, 2006.

NOTE 5. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

In 1994, NYMEX Division acquired the equity interests, but not the trading rights and protections, of the owners of COMEX Division memberships. As part of the agreement for this acquisition, a $10 million payment would be made to the owners of COMEX Division memberships in the event the Company consummated an IPO (“Special IPO Payment”). Upon the Company’s successful completion of its IPO, the Special IPO Payment was made to owners of COMEX Division memberships of record as of November 16, 2006. This payment was considered additional consideration to the original purchase price of the COMEX equity interests and, therefore, was recorded as additional goodwill on the Company’s consolidated balance sheets. The change in the carrying amount of goodwill for the year ended December 31, 2006 was as follows (in thousands):

Balance at December 31, 2005	$16,329
Additional consideration paid to owners of COMEX Division memberships	10,000

Balance at December 31, 2006	$26,329

On November 20, 2006, the owners of COMEX Division memberships voted on and approved an agreement with the Company in which their trading rights and protections were terminated in exchange for certain new trading rights and protections. In addition, each of the 772 owners of COMEX Division memberships received 8,400 shares of the Company’s common stock for a total consideration of 6,484,800 shares. The value assigned to the acquired trading rights was based on a measurement date of September 20, 2006, the date this agreement was entered into. The average price of the Company’s common stock for the two days before and after the measurement date was used to value the trading rights at approximately $280.8 million. Included in the value are direct costs the Company incurred in preparing and negotiating this agreement. The Company considered the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets, in determining that the acquired trading rights have an indefinite useful life.

NOTE 6. TECHNOLOGY SERVICES AGREEMENT

On April 6, 2006, NYMEX Exchange entered into a definitive technology services agreement (the “CME Agreement”) with Chicago Mercantile Exchange Inc. (“CME”), a wholly-owned subsidiary of Chicago Mercantile Exchange Holdings Inc.

Pursuant to the CME Agreement, CME will be the primary electronic trading service provider for NYMEX Exchange’s energy futures and options contracts. Initial trading of NYMEX Exchange energy products on the CME Globex electronic trading platform began in the second quarter of 2006, and included side-by-side trading of NYMEX Exchange full-sized cash-settled and NYMEX Exchange miNY™ energy futures contracts for crude

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

oil, natural gas, heating oil and gasoline with NYMEX Exchange’s floor-based products during open outcry trading hours as well as trading when the NYMEX Exchange trading floor is closed. In August 2006, after-hours energy, platinum and palladium physically delivered futures contracts that were traded on NYMEX ACCESS® migrated onto the CME Globex electronic trading platform. In September 2006, the full suite of physically delivered NYMEX energy, platinum and palladium futures contracts began side-by-side trading on the CME Globex electronic trading platform during open outcry trading hours. In December 2006, COMEX Division metals products that were traded electronically on NYMEX ACCESS® also migrated onto the CME Globex electronic trading platform and began side-by-side trading during open outcry trading hours.

The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater. In addition, pursuant to the CME Agreement, if the Company acquires or merges with an entity, that at the time of such acquisition or merger, operates a trading execution system for futures or futures options products (or off-exchange look-alike versions of such products), electronic trading of such products shall be transitioned to CME Globex electronic trading platform within two years. For the year ended December 31, 2006, the Company incurred fees of $14.8 million under the terms of the CME Agreement, which are included in direct transaction costs on the consolidated statements of income.

NOTE 7. SECURITIES LENDING

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. Interest income and interest expense, as well as the fee paid to JPMorgan, are reported in the non-operating income and expenses section on the Company’s consolidated statements of income. At December 31, 2006, the fair value of the securities on loan was approximately $2.5 billion. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $130.2 million, $126.3 million and $1.0 million, respectively in 2006 compared to $68.8 million, $65.2 million and $0.9 million, respectively in 2005.

NOTE 8. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDITS

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based upon expected billing adjustments. Allowances for member credits were $509,000 and $385,000 at December 31, 2006 and 2005, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This allowance was $147,000 and $78,000 at December 31, 2006 and 2005, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for market data revenues, net of the allowance, totaled $5.5 million and $2.9 million at December 31, 2006 and 2005, respectively, and are included in other current assets on the Company’s consolidated balance sheets.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a reserve for non-collectible receivables of other revenues in the amount of $552,000 and $512,000 at December 31, 2006 and December 31, 2005, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues, net of the allowance, totaled $197,000 and $294,000 at December 31, 2006 and 2005, respectively, and are included in other current assets on the Company’s consolidated balance sheets.

NOTE 9. MARGIN DEPOSITS AND GUARANTY FUNDS

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at December 31, 2006 and 2005 (in thousands):

	December 31, 2006			December 31, 2005
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$10,010	$42	$10,052	$14	$—	$14
Securities held for resale	7,000	—	7,000	88,031	4,510	92,541

Total cash and securities	17,010	42	17,052	88,045	4,510	92,555

Cash and securities earning interest for members
Money market funds	5,788,910	71,036	5,859,946	4,535,750	—	4,535,750
U.S. Treasuries	9,692,639	171,061	9,863,700	11,513,902	142,866	11,656,768
Letters of credit	2,571,918	—	2,571,918	2,091,909	—	2,091,909

Total cash and securities	18,053,467	242,097	18,295,564	18,141,561	142,866	18,284,427

Total funds	$18,070,477	$242,139	$18,312,616	18,229,606	$147,376	$18,376,982

NOTE 10. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Buildings and improvements	$186,405	$185,214
Information systems equipment	23,441	18,250
Office furniture, fixtures, machinery and equipment	31,193	27,742
Internally developed software	1,310	1,310
Leasehold improvements	15,088	15,018
Construction in progress	310	252

	257,747	247,786
Less: accumulated depreciation and amortization	(74,554)	(57,750)

	$183,193	$190,036

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $15.2 million, $15.2 million and $21.8 million, respectively. Depreciation and amortization expense is recorded net of amortization of the deferred credit related to the grant for the building of $2.1 million for each year (see Note 19). Amortization of leasehold improvements is included in depreciation and amortization expense on the consolidated statements of income.

The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete. Asset impairment and disposal losses for the years ended December 31, 2006, 2005 and 2004 were $1.2 million, $0.6 million and $5.4 million, respectively, and are reported in other expenses on the consolidated statements of income.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. LONG-TERM DEBT

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

	December 31,
	2006	2005
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$14,098	$16,915
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	83,098	85,915
Less current maturities	(2,817)	(2,817)

Total long-term debt	$80,281	$83,098

Notes payable that become due during the next five years and thereafter are as follows:

2007	$2,817
2008	2,817
2009	2,817
2010	2,817
2011	7,739
Thereafter	64,091

$83,098

At December 31, 2006, the fair value of the notes was approximately $98.8 million.

NOTE 12. COMMON STOCK

At December 31, 2006, the composition of common stock was as follows:

	Authorized ¹	Issued	Outstanding ²
Common Stock	101,984,800	14,525,000	14,525,000
Series A-1 Common Stock	24,480,000	24,480,000	24,480,000
Series A-2 Common Stock	24,480,000	24,480,000	24,480,000
Series A-3 Common Stock	24,480,000	24,480,000	24,480,000
Series B-1 Common Stock	2,161,600	2,161,600	571,200
Series B-2 Common Stock	2,161,600	2,161,600	571,200
Series B-3 Common Stock	2,161,600	2,161,600	571,200

	181,909,600	94,449,800	89,678,600

1

Common stock authorized consists of: (i) 73,440,000 shares reserved for issuance upon conversion of the Series A-1, Series A-2 and Series A-3 Common Stock; (ii) 8,160,000 shares authorized and issued for the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion of the Preferred Stock; (iii) 4,300,000 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan; (iv) 9,600,000 shares authorized in connection with the IPO of which 6,365,000 were issued; and (v) 6,484,800 shares reserved for issuance upon conversion of the Series B-1, Series B-2 and Series B-3 Common Stock.

2

Series B-1, Series B-2 and Series B-3 Common Stock were issued as consideration for the trading rights the Company acquired from the owners of COMEX division memberships (see Note 5). In accordance with the terms of the agreement, each of the 772 owners of COMEX division memberships was to receive 8,400 shares of the Company’s common stock and able to individually elect when they received those shares. The election choices were: (i) receive all their shares on the date the agreement was consummated (November 20, 2006); (ii) receive all their shares on January 2, 2007; or (iii) receive their shares in one-third increments on the 180th, 360th and 540th day following the date the Company’s registration statement as filed on Form S-1 with the SEC became effective (November 16, 2006). As a result of the election, 204 owners of COMEX division memberships elected to receive their shares, totaling 1,713,600 shares, on November 20, 2006. This total represented 571,200 shares each of the Series B-1, Series B-2 and Series B-3 Common Stock.

Transfer Restrictions

The Series A-1, Series A-2 and Series A-3 Common Stock were issued in connection with the GA Agreement (see Note 3). To avoid creating an accidental illiquid market in NYMEX Holdings’ common stock following the “de-stapling,” new restrictions were imposed upon the transfer of NYMEX Holdings’ common stock. The shares of Series A-1, Series A-2 and Series A-3 Common Stock were transferable only to (i) an owner of one or more Class A memberships issued by NYMEX Exchange, (ii) an owner of one or more shares of NYMEX Holdings’ common stock or (iii) General Atlantic, provided that General Atlantic is not permitted to acquire shares of NYMEX Holdings’ common stock from other stockholders unless no other stockholder or owner of a Class A membership offers to purchase such shares and, provided further that General Atlantic has agreed that its ownership will be limited to a maximum of 20% of NYMEX Holdings’ voting power. Certain limited exceptions to these transfer restrictions, such as permitted transfers to a spouse, child or trust, are set forth in Article 5(e) of the Amended and Restated Certificate of Incorporation of NYMEX Holdings.

Upon consummation of the Company’s initial public offering, additional restrictions upon the transfer of its common stock were imposed to owners of Series A-1, Series A-2 and Series A-3 common stock. These restrictions are intended to create an orderly market in NYMEX Holdings’ common stock. The shares of Series A-1, Series A-2 and Series A-3 common stock will not be transferable after the initial public offering during Restricted Periods. These restrictions are similar to customary underwriter lock-ups in initial public offerings. The term “Restricted Period” means each of the periods commencing on the date the Company’s registration statement as filed on Form S-1 with the SEC became effective (November 16, 2006) and ending:

(i)	with respect to Series A-1 Common Stock, 180 days thereafter;

(ii)	with respect to Series A-2 Common Stock, 360 days thereafter; and

(iii)	with respect to Series A-3 Common Stock, 540 days thereafter.

None of the Series A-1, Series A-2, or Series A-3 Common Stock will be subject to restrictions on transfer as of the 540th day after the date the Company’s registration statement as filed on Form S-1 with the SEC became effective (November 16, 2006). Immediately following the expiration of the relevant Restricted Period, the applicable shares of common stock will automatically convert, without any action by the holder, into the same number of shares of common stock which do not have transfer restrictions.

General Atlantic has agreed to the same lock-up provisions as part of the Registration Rights Agreement, which will also be imposed on any transferee of General Atlantic’s shares.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, no stockholder will be permitted to acquire shares of NYMEX Holdings voting stock which would cause such stockholder to beneficially own more than a maximum of 10% of NYMEX Holdings’ voting power, other than General Atlantic which will be limited to a maximum of 20%.

The Series B-1, Series B-2 and Series B-3 Common Stock were issued in connection with the agreement the Company entered into with the owners of COMEX Division memberships (see Note 5). The Series B-1, Series B-2 and Series B-3 Common Stock are subject to the same Restricted Period as noted above commencing on the date the Company’s registration statement as filed on Form S-1 with the SEC became effective (November 16, 2006) and ending:

(i)	with respect to Series B-1 Common Stock, 180 days thereafter;

(ii)	with respect to Series B-2 Common Stock, 360 days thereafter; and

(iii)	with respect to Series B-3 Common Stock, 540 days thereafter.

Upon the expiration of the respective transfer restrictions, each of Series B-1, Series B-2 and Series B-3 Common Stock will convert into shares of NYMEX common stock free of transfer restrictions and the shares of Series B-1, Series B-2 and Series B-3 Common Stock will automatically be retired.

NOTE 13. EARNINGS PER SHARE

The calculation of earnings per common share for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except for share data):

	Years Ended December 31,
	2006	2005	2004
Net income	$154,801	$71,128	$27,367

Weighted average common shares outstanding:
Basic	67,017,000	816	816
Effect of stock options	—	—	—
Effect of restricted stock units	—	—	—

Diluted	67,017,000	816	816

Earnings per Share:
Basic	$2.31	$87,167	$33,538
Diluted	$2.31	$87,167	$33,538

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):

Net income	$154,801	$71,128	$27,367

Weighted average common shares outstanding:
Basic	81,504,000	73,440,000	73,440,000
Effect of stock options	—	—	—
Effect of restricted stock units	—	—	—

Diluted	81,504,000	73,440,000	73,440,000

Earnings per Share:
Basic	$1.90	$0.97	$0.37
Diluted	$1.90	$0.97	$0.37

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The diluted EPS computation for the year ended December 31, 2006 excludes the effect of approximately 1.5 million stock options and restricted stock units because they were determined to be anti-dilutive and, therefore, diluted EPS is the same as basic EPS.

NOTE 14. DIRECT TRANSACTION COSTS

The Company incurs various costs to support its trading floor and clearinghouse. These costs include fees paid to third-party brokers for submitting individually negotiated off-exchange trades to the Exchange for the clearing of specified products. These costs also include service fees paid the CME in connection with the CME Agreement (see Note 6), license and royalty fees paid to third-party vendors for the use of their settlement prices, and trading floor supplies needed for the Company’s open outcry venue.

NOTE 15. SHARED-BASED COMPENSATION

At December 31, 2006, the Company has only one share-based compensation plan. The Company’s 2006 Omnibus Long-Term Incentive Plan (“2006 Plan”) was approved by its board of directors on July 13, 2006 and by its stockholders on October 12, 2006. The 2006 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to employees and directors for up to 4.3 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its stockholders. The exercise price for all stock options is not less than 100% of the fair market value of the common stock on the date of grant. Notwithstanding the foregoing, the fair market value of a share of common stock for purposes of determining awards with a grant date as of the Company’s initial public offering was set in the final prospectus for such initial public offering. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to the Company or for the Company’s benefit. All stock options vest over four years from the date of grant and have a maximum term of 8 years.

The Company has adopted fair value accounting for share-based compensation consistent with SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation costs related to share-based payments over the period that an employee provides services in exchange for the award. The fair value of the stock options was estimated at the grant date based on the Black-Scholes option-pricing model using the following assumptions:

2006
Risk-free interest rate	4.62%
Expected volatility	34.50%
Expected option life	4.5 years
Dividend yield	None

The risk-free interest rate was based on the implied yields of U.S. Treasury Notes with a maturity equal to the option’s expected life at the time of grant. Expected volatility was based on the volatility of stock prices of companies within the same industry as the Company. The expected option life was determined based on various factors including employee turnover rate, the vesting period of the options and information received from third-party consultants.

Share-based compensation expense was approximately $1.3 million for the year ended December 31, 2006 and is recorded in salaries and employee benefits on the consolidated statements of income. The income tax benefit recognized was approximately $0.6 million at December 31, 2006.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R additionally requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. The Company applied the forfeiture rate to the unvested portion of the option valuation and performed a true-up for the actual forfeited amount of the valuation as of year end. The current forfeiture rate for the unvested portion of the stock option valuation recognized is between 1.9% and 3.4%.

The following table summarizes the changes in stock option activities under the Company’s share-based compensation plan during 2006:

	Shares	Weighted average exercise price
	(in thousands)
Outstanding at the beginning of the period	—	$—
Granted	1,338.5	59.00
Exercised	—	—
Forfeited or expired	4.0	59.00

Outstanding at the end of the period	1,334.5	$59.00

Options exercisable at the end of the fiscal year	—	—

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted average Grant-Date FairValue
	(in thousands)
Nonvested at the beginning of the period	—	$—
Granted	199.3	11,761.4
Vested	—	—
Forfeited or expired	0.6	35.4

Nonvested at the end of the period	198.7	$11,726.0

As of December 31, 2006, there was $37.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over the future vesting period of four years.

NOTE 16. MEMBERS’ RETIREMENT PLAN AND BENEFITS

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX MRRP, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan by $800,000 in each of the years ended December 31, 2006, 2005 and 2004. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Corporate contributions are charged against current operations. All benefits to be

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the COMEX MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NOTE 17. JOINT VENTURE

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

In June 2005, the Company and Tatweer Dubai LLC, a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”), which is jointly owned by the Company and Tatweer Dubai LLC, was incorporated as a limited company under the laws of Bermuda. DME Holdings is the sole owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. It is expected that the DME will initially offer sour crude and fuel oil products for trading. The DME will be regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company anticipates that the DME will commence trading in the second quarter of 2007.

The Company owns 50% of DME Holdings and shares in 50% of the profits and 35.7% of the losses. The Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company’s maximum exposure to a loss from the joint venture is limited to its capital commitment, which at December 31, 2006 was approximately $6.0 million, comprised of the total capital commitment of $9.8 million less approximately $3.8 million of losses incurred inception to date. During 2005, the Company made an initial capital contribution of $2.5 million and in 2006 made capital contributions of $4.0 million to the joint venture. The Company accounts for its investment under the equity method of accounting whereby its investment is adjusted by any gain or loss it recognizes from the joint venture. For the years ended December 31, 2006 and 2005, the Company incurred losses of approximately $3.2 million and $0.6 million, respectively, which is recorded in losses from unconsolidated investments on the consolidated statements of income. Although the Company believes that DME Holdings is a variable interest entity, it does not believe that it is the primary beneficiary and, therefore, did not consolidate DME Holdings in its results of operations.

NOTE 18. PENSION AND OTHER BENEFIT PLANS

The Company sponsors various defined contribution and postretirement plans to qualifying employees. The Company also provides postemployment benefits to eligible employees after employment but before retirement.

Savings Plan

The Company sponsors a defined contribution plan (the “Plan”) that incorporates a deferred salary arrangement under Section 401(k) of the Internal Revenue Code to all eligible domestic employees. The Company matches

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Plan member. The Company’s total contributions to the Plan were $2.0 million, $2.0 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At December 31, 2006 and 2005, deferred compensation amounted to $2.4 million and $1.9 million, respectively, and is included in accrued salaries and related liabilities on the consolidated balance sheets.

Postemployment Plan

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at December 31, 2006 and December 31, 2005 were $0.5 million and $0.9 million, respectively.

Postretirement Plan

The Company’s postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and health care cost trend rate. Material changes in its postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in the level of benefits provided. The Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company’s employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through certain insurance companies. The Company expects to fund its share of such benefit costs principally on a pay-as-you-go basis.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued postretirement benefit costs are included in other non-current liabilities on the consolidated balance sheets. The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s consolidated financial statements:

	December 31,
	2006	2005
	(in thousands)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$8,175	$6,257
Service costs	440	409
Interest costs	432	426
Actuarial (gain) loss	(485)	1,450
Benefits paid	(353)	(367)

Accumulated postretirement benefit obligation, end of year	$8,209	$8,175

Funded status:
Accumulated postretirement benefit obligation, end of year	$8,209	$8,175
Unrecognized prior service cost	—	461
Unrecognized net gain (loss)	—	(2,365)

Accrued postretirement benefit cost, end of year	$8,209	$6,271

The net periodic postretirement benefit cost consists of the following:

	December 31,
	2006	2005	2004
	(in thousands)
Service costs	$440	$409	$317
Interest costs	432	426	331
Amortization of prior service costs	(57)	(57)	(57)
Amortization of net (gain) loss	65	92	11

Net periodic postretirement benefit cost	880	870	602

Total net period postretirement benefit cost	$880	$870	$602

Assumptions:
Discount rate	5.75%	5.75%	5.75%
Health care cost trend rate	8.00%	9.00%	10.00%

The health care cost trend rate is assumed to decrease gradually to 5.25% by 2010 and remain level thereafter.

The following table presents the estimated future net benefit payments:

Fiscal Year	Net Benefit Payments
(in thousands)
2007	$378
2008	$390
2009	$400
2010	$411
2011	$408
2012 - 2016	$2,550

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following shows the impact of a 1% change in the trend rate:

	2006
	1% Increase	1% Decrease
	(in thousands)
Effect on total of service and interest costs	$11	$(12)
Effect on accumulated postretirement benefit obligation	$98	$(118)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a Medicare prescription drug benefit that began in calendar 2006 as well as a federal subsidy to sponsors of retirement health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. The Company evaluated the benefits of the subsidy and determined that the cost of applying for the subsidy was outweighed by the estimated benefit to the Company. As such, plan obligations do not reflect the impact of this legislation.

As discussed in Note 2, the Company adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to: (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of financial condition; (ii) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (iii) measure the defined benefit plan assets and obligations as of the date of its year-end statement of financial condition. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its statement of financial condition or how it determines the amount of net periodic benefit cost.

The following table details the impact of the adoption of SFAS No. 158 on individual line items on the consolidated balance sheets at December 31, 2006 (in thousands):

	Before Application	Adjustments	After Application
Other assets	$14,309	$628	$14,937
Other liabilities	$15,874	$1,412	$17,286
Accumulated other comprehensive (loss)	$—	$(784)	$(784)

NOTE 19. DEFERRED CREDITS

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. INCOME TAXES

The provision for income taxes on the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively, consisted of the following:

	2006	2005	2004
	(in thousands)
Current:
Federal	$84,264	$38,056	$14,619
State and local	42,384	21,588	8,238

Total	126,648	59,644	22,857

Deferred:
Federal	(1,928)	156	(1,760)
State and local	(602)	73	(878)

Total	(2,530)	229	(2,638)

Total provision	$124,118	$59,873	$20,219

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before the provision for income taxes is as follows:

	2006	2005	2004
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	9.7	10.6	10.3
Tax-exempt income	(0.7)	(1.0)	(1.6)
Valuation allowance	—	—	(1.5)
Other, net	0.5	1.1	0.3

Effective tax rate	44.5%	45.7%	42.5%

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, the components of net deferred tax assets (liabilities) were as follows:

	2006	2005
	(in thousands)
Current
Assets:
Accrued expenses	$606	$1,346
Other	354	516

Total	960	1,862

Liabilities:
Other	136	114

Total	136	114

Total current net deferred tax assets	$824	$1,748

Noncurrent
Assets:
Postretirement benefits	$3,898	$3,308
Deferred compensation	726	885
COMEX MRRP	2,503	2,757
COMEX MRRP contribution and earnings	3,674	3,164
Federal net operating loss carryforwards	333	344
Amortization	1,259	1,308
Share-Based Compensation	570	—
Other	1,056	908

Total	14,019	12,674
Less valuation allowance	(761)	(812)

Total noncurrent deferred tax assets	13,258	11,862

Liabilities:
Depreciation and amortization	10,866	13,032
Capitalization of software	68	358
Unrealized gains on marketable securities	—	570

Total noncurrent deferred tax liabilities	10,934	13,960

Total net noncurrent deferred tax assets (liabilities)	$2,324	$(2,098)

Management has determined that the realization of the recognized net deferred tax asset of $14.2 million at December 31, 2006 is more likely than not, based on taxable temporary differences and anticipated future taxable income. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced.

The Company maintained valuation allowances of $0.8 million in 2006 and 2005 in accordance with the provisions of SFAS No. 109. The allowances were established due to the uncertainty of realizing certain tax carryforwards.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21. LEASE TERMINATION COSTS

The Company leased 17,000 square feet of space at 22 Cortlandt Street in New York, New York. During the first quarter of 2006, the Company negotiated with the landlord for an early termination of the lease. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), the Company recorded a charge of $1.8 million in the first quarter of 2006 for the estimated amount to be paid. The charge was recorded in occupancy and equipment on the Company’s consolidated statements of income for the quarter ended March 31, 2006. In June 2006, the Company paid the landlord the negotiated lease buy-out amount which thereby terminated its obligation under the lease agreement.

The following tables summarize the activity related to the lease termination in accordance with SFAS No. 146 (in thousands):

Lease Temination Costs
Total expected to be incurred	$1,800

Charges	$1,800

Cumulative charges incurred as of December 31, 2006	$1,800

Lease Temination Costs
Liability at January 1, 2006	$—
Charges	1,800
Payments	(1,800)

Liability at December 31, 2006	$—

In June 2006, the Company ceased its floor trading operations of Europe Exchange. As a result, the Company incurred lease termination costs during the first and second quarters of 2006 on various operating leases it had contracted to support its floor trading operations. In September 2006, the Company consolidated its London offices, and in doing so vacated its location at 131 Finsbury Pavement. The Company began negotiations with the landlord during September 2006 to buy-out the remaining lease term. As such, the Company recorded a charge of approximately $1.9 million in the third quarter of 2006 for the estimated amount to be paid. This charge was recorded in occupancy and equipment on the Company’s consolidated statements of income.

The following tables summarize the activity related to the various Europe Exchange lease terminations in accordance with SFAS No. 146 (in thousands):

Lease Temination Costs
Total expected to be incurred	$3,426

Charges	$3,426

Cumulative charges incurred as of December 31, 2006	$3,426

Lease Temination Costs
Liability at January 1, 2006	$—
Charges	3,426
Payments	(446)

Liability at December 31, 2006	$2,980

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2006, 2005 and 2004, respectively, are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash paid for:
Interest	$132,910	$72,085	$7,048

Income taxes	$118,081	$65,530	$21,720

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$—	$1,242	$—

Issuance of common stock	$862	$—	$—

Conversion of cumulative redeemable convertible preferred stock to common stock	$82	$—	$—

Purchase of indefinite-lived intangible asset through issuance of common stock	$280,143	$—	$—

Decrease in income taxes payable due to NYMEX MRRP tax benefit	$8,591	$—	$—

Purchase of assets under capital lease obligation	$—	$—	$955

NOTE 23. SEGMENT REPORTING

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing and trading on the CME Globex electronic trading platform. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Direct transaction costs are allocated directly to the segment they are incurred for. Depreciation and amortization and other operating expenses are allocated directly to the segment they pertain to, where practicable, with the balance of these expenses allocated based on the proportion of operating revenues, net of direct transaction costs, attributed to each segment. Non-operating income and expenses are allocated entirely to Corporate/Other. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to these business segments is set forth below (in thousands):

	Year Ended December 31, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$239,119	$258,130	$—	$497,249
Direct transaction costs	333	49,409	—	49,742
Depreciation and amortization	10,676	4,491	—	15,167
Other operating expenses	104,501	53,819	961	159,281

Operating income (loss)	123,609	150,411	(961)	273,059
Non-operating income	—	—	5,860	5,860

Income before provision for income taxes	123,609	150,411	4,899	278,919
Provision for income taxes	55,006	66,933	2,179	124,118

Net income	$68,603	$83,478	$2,720	$154,801

	Year Ended December 31, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$216,212	$117,896	$—	$334,108
Direct transaction costs	9,114	20,044	—	29,158
Depreciation and amortization	11,655	3,566	—	15,221
Other operating expenses	122,697	37,873	2,281	162,851

Operating income (loss)	72,746	56,413	(2,281)	126,878
Non-operating income	—	—	4,123	4,123

Income before provision for income taxes	72,746	56,413	1,842	131,001
Provision for income taxes	33,245	25,781	847	59,873

Net income	$39,501	$30,632	$995	$71,128

	Year Ended December 31, 2004
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$180,022	$57,410	$—	$237,432
Direct transaction costs	2,538	13,466	—	16,004
Depreciation and amortization	18,453	3,342	—	21,795
Other operating expenses	125,283	22,097	1,521	148,901

Operating income (loss)	33,748	18,505	(1,521)	50,732
Non-operating income (loss)	—	—	(3,146)	(3,146)

Income (loss) before provision (benefit) for income taxes	33,748	18,505	(4,667)	47,586
Provision (benefit) for income taxes	14,343	7,865	(1,989)	20,219

Net income (loss)	$19,405	$10,640	$(2,678)	$27,367

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of December 31, 2006. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. NYMEX Exchange filed its appeal brief on January 24, 2006. The appeal has been fully briefed. Oral argument was heard on November 16, 2006. This case is ongoing.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of December 31, 2006, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	6,416	6,205	5,994	5,783	5,573	36,213	66,184
Services agreements [1]	9,250	10,080	10,270	11,571	30,948	—	72,119
Operating leases - facilities	3,030	3,000	3,027	3,306	3,585	2,186	18,134
Operating leases - equipment	1,834	1,555	613	—	—	—	4,002
Other long-term obligations	800	800	800	800	800	6,417	10,417

Total contractual obligations	$24,147	$24,457	$23,521	$24,277	$48,645	$108,907	$253,954

1	Services agreements include required minimum payments in accordance with a technology services agreement with CME (see Note 6). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2007 through 2069. For the years ended December 31, 2006, 2005 and 2004, rental expense for facilities and the land lease amounted to $7.2 million, $3.8 million and $2.7 million, respectively. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. Rents collected from these leases were $8.5 million, $8.2 million and $8.5 million during 2006, 2005 and 2004, respectively, and are recorded in other revenue on the consolidated statements of income. Future minimum rental income for the years 2007 through 2011 are as follows:

(in thousands)
2007	$7,574
2008	5,666
2009	4,804
2010	4,484
2011	4,221
Thereafter	6,557

Total	$33,306

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

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint-venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At December 31, 2006, the Company has contributed a total of $6.5 million.

Financial Guarantees

The Company adopted FIN No. 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At December 31, 2006, there were total seat loan balances of $7.5 million and securities pledged against the seat loan balances of $8.8 million.

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

There were no events of default during 2006, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

NOTE 25. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The nature of the Company’s business gives rise to frequent related party transactions. The majority of the Company’s shareholders, including several members of its board of directors, frequently do business with the Company. The Company’s board of directors establishes fees and usage charges and also determines the level of payments under any proprietary fee reduction or other cost reduction programs. Members of the Exchange, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges, such as payment of insurance benefits and fee discounts that enhance their trading opportunities and profits. Members of the Exchange pay fees, which may be substantial, either directly or indirectly, to the Exchange in connection with the services the Company provides. The Company believes the payments made by its directors, 10 of whom own Class A memberships in NYMEX Exchange, are on terms no more favorable than terms given to unaffiliated persons.

Certain members of the Company’s board of directors may serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company’s clearinghouse in connection with services the Company provides. The Company believes that fees paid by, and the services provided to, these clearing firms are on terms no more favorable to those firms than terms given to other clearing member firms and individual members.

The following are descriptions of material transactions involving the Company and members of its board of directors and officers:

Richard Schaeffer, the Chairman of the Board of the Company, was employed as Executive Director of Global Energy Futures, a division of ABN AMRO, Inc. (“ABN AMRO”) until April 2006. During 2006, the Global Energy Futures division of ABN AMRO was acquired by UBS Securities LLC (“UBS”) and currently leases space from the Company at its corporate headquarters facility. In 2006, the aggregate amount of rent collected from ABN AMRO, and subsequently UBS, was approximately $325,000. The aggregate amount of rent collected from ABN AMRO during 2005 and 2004 was approximately $307,000 and $268,000, respectively.

Sterling Commodities Corp. (“Sterling”), of which David Greenberg, a director of the Company, is the President, currently leases space from the Company at its corporate headquarters facility. The lease expires on November 30, 2007. The aggregate amount of rent collected from Sterling during 2006, 2005 and 2004 was approximately $266,000, $257,000 and $238,000, respectively. Clearing and transaction fees earned from Sterling in 2006, 2005 and 2004 were approximately $3.9 million, $2.8 million and $1.9 million, respectively.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zone Energy Group, Inc. (“Zone Energy”), of which Stephen Ardizzone, a director of the Company, is an executive officer and principal owner, was selected by the Company to be a market maker for the NYMEX Brent Crude contract at its Dublin branch during 2005. Zone Energy was compensated an aggregate amount of approximately $698,000 for their services. In addition, Zone Energy currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from Zone Energy during 2006 and 2005 was approximately $117,000 and $65,000, respectively.

The Company invests assets segregated for the benefit of the COMEX Members’ Recognition and Retention Plan of $13.3 million at December 31, 2006, in a portfolio of predominantly fixed income securities managed by RBC Dain Rauscher, a securities firm of which Anthony George Gero, a director of the Company, is a Senior Vice President. The Company had invested assets segregated for the benefit of the COMEX Members’ Recognition and Retention Plan of $12.8 million and $11.6 million at December 31, 2005 and 2004, respectively, in a portfolio of fixed income securities managed by Legg Mason Wood Walker, Inc., a securities firm of which Anthony George Gero, a director of the Company, was a senior investment officer up until December 2, 2005.

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

Stanley Meierfeld, a former director of the Company, is a Managing Director of the Geldermann division of FC Stone, LLC. FC Stone, LLC currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from FC Stone, LLC from January 1, 2006 until April 30, 2006 was approximately $138,000. The aggregate amount of rent collected from FC Stone, LLC during 2005 was approximately $436,000.

Kevin McDonnell, a former director of the Company, was selected by NYMEX Europe Limited (“NEL”), a subsidiary of the Company, to be a market maker for its NYMEX Brent Crude contract which was launched on the NEL trading floor in London during 2005. Mr. McDonnell was compensated an amount of approximately $714,000 for his services.

The following table below reflects the member loan balances outstanding and collateral held by the Company on behalf of Exchange members participating in the seat financing program at December 31, (in thousands):

	2006	2005
Loan balance outstanding	$7,455	$8,731
Collateral on deposit	$8,797	$10,303

NOTE 26. PARENT COMPANY ONLY INFORMATION

NYMEX Holdings, Inc., the registrant, only assets are its investments in its wholly-owned subsidiaries, which totaled $774.9 million and $109.8 million at December 31, 2006 and 2005, respectively. The registrant has only one liability, dividends payable to shareholders, which were $3.6 million at December 31, 2005. Net income from these investments on the equity basis of accounting amounted to $154.8 million, $71.1 million and $27.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Other than the dividends payable to shareholders, the registrant has no liabilities, material contingencies or guarantees. During 2006, the registrant received no cash dividends from any of its subsidiaries.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 27. QUARTERLY FINANCIAL DATA (Unaudited) (in thousands, except per share data):

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	57,242	61,565	75,716	68,217
COMEX Division	9,844	9,767	6,342	6,116

Total	67,086	71,332	82,058	74,333

Summarized financial data
Operating revenues	$111,670	$122,515	$138,294	$124,770
Operating expenses	50,141	53,310	64,115	56,624
Non-operating income and expenses	184	136	1,142	4,398

Income before provision for income taxes	61,713	69,341	75,321	72,544
Provision for income taxes	28,080	31,208	34,597	30,233

Net income	$33,633	$38,133	$40,724	$42,311

Basic and diluted earnings per share	$2.03	$0.44	$0.47	$0.48

Proforma earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Basic and diluted earnings per share	$0.44	$0.44	$0.47	$0.48

Common stock prices¹
High	$—	$—	$—	$150.01
Low	$—	$—	$—	$115.07

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	40,116	45,808	52,112	46,403
COMEX Division	7,326	7,449	7,695	8,301

Total	47,442	53,257	59,807	54,704

Summarized financial data
Operating revenues	$72,159	$79,456	$93,591	$88,902
Operating expenses	48,273	52,168	54,119	52,670
Non-operating income and expenses	(1,312)	1,126	2,153	2,156

Income before provision for income taxes	22,574	28,414	41,625	38,388
Provision for income taxes	10,152	12,787	19,200	17,734

Net income	$12,422	$15,627	$22,425	$20,654

Basic and diluted earnings per share	$15,223	$19,151	$27,482	$25,311

Proforma earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Basic and diluted earnings per share	$0.17	$0.21	$0.31	$0.28

Common stock prices ¹
High	$—	$—	$—	$—
Low	$—	$—	$—	$—

1	The common stock prices listed above reflect the prices from when the Company’s common stock first became publicly traded. NYMEX Holdings, Inc. common stock is listed on the New York Stock Exchange under the symbol “NMX” and first traded on November 17, 2006.

NOTE 28. SUBSEQUENT EVENTS

On January 22, 2007, the Company announced that it will purchase a 19 percent stake in Optionable, Inc., a leading provider of natural gas and other energy derivatives brokerage services.

On February 14, 2007, the Company announced its intention to form a strategic alliance with the Montréal Exchange (“MX”) that will include purchasing a 10% stake of MX and the creation of a joint venture company that will serve the Canadian energy industry. The proposed joint venture will create a new Canadian corporation, headquartered in Calgary, Alberta, that intends to provide trading and clearing of exchange-traded and over-the-counter crude oil, natural gas, and electricity products with a focus on the Canadian markets.

On February 23, 2007, NYMEX Holdings filed an automatic shelf registration statement on Form S-3 with the SEC. NYMEX Holdings is considering a proposed secondary offering of shares of common stock issuable upon conversion of shares of Series A-1, Series A-2 and Series A-3, and Series B-1, Series B-2 and Series B-3 common stock of NYMEX Holdings. The number of shares to be included in the proposed secondary offering would depend on the interest of the NYMEX Holdings stockholders participating in the proposed secondary offering, which will be determined on or about March 7, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no reports on Form 8-K required to be filed under Item 304 of Regulation S-K during the year ended December 31, 2006.

During the two most recent fiscal years and the subsequent interim period through December 31, 2006, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

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

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NYMEX Holdings, Inc. and subsidiaries (the “Company”)

maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NYMEX Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NYMEX Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York

March 2, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are: (1) the names and ages of all of the Company’s directors and executive officers (including those who are also directors) at March 2, 2007; (2) all positions which are presently held by each such person; and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years. The Company’s Amended and Restated Certificate of Incorporation provides that the number of directors constituting its board of directors shall be 15.

Name	Age	Position	Term
Richard Schaeffer	54	Director and Chairman	2007
Robert Halper	48	Director and Vice Chairman	2007
James E. Newsome	47	Director, President and Chief Executive Officer	2007
Stephen Ardizzone	45	Director	2007
Neil Citrone	43	Director	2007
Melvyn Falis	66	Director	2007
William E. Ford	45	Director	2007
Anthony George Gero	70	Director	2007
Thomas Gordon	46	Director	2007
Harvey Gralla	63	Director	2007
David Greenberg	42	Director	2007
Daniel Rappaport	52	Director	2007
Frank Siciliano	59	Director and Treasurer	2007
Robert Steele	68	Director	2007
Dennis Suskind	64	Director	2007
Christopher K. Bowen, Esq.	46	General Counsel, Chief Administrative Officer and Secretary
Madeline J. Boyd	54	Senior Vice President — External Affairs
Samuel H. Gaer	40	Chief Information Officer
Sean Keating	41	Senior Vice President — Clearing Services
Richard D. Kerschner, Esq.	40	Senior Vice President — Corporate Governance and Strategic Initiatives
Thomas F. LaSala	45	Chief Regulatory Officer
Robert Levin	51	Senior Vice President — Research
Joseph Raia	49	Senior Vice President — Marketing
Kenneth D. Shifrin	49	Chief Financial Officer
Ian Wall	38	Senior Vice President — Technology

The board of directors of the Company is comprised of 15 members. None of the directors, except for the Chairman and the President and Chief Executive Officer, is currently an employee of the Company. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the directors who serve as Vice Chairman and Treasurer are non-employee officers of the Company. There were no compensation committee interlocks or other relationships during 2006 requiring disclosure under item 402(j) of Regulation S-K of the SEC.

MEMBERS OF THE BOARD OF NYMEX HOLDINGS, INC.

The information set forth under the caption “Information Regarding the Current Board of Directors” will be in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days of the end of the fiscal year ended December 31, 2006 and is incorporated herein by reference.

BOARD MEETINGS AND COMMITTEES

The information set forth under the caption “Board Meetings and Committees” will be in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days of the end of the fiscal year ended December 31, 2006 and is incorporated herein by reference.

EXECUTIVE OFFICERS

Set forth below are: (1) the names of all executive officers (including executive officers who are also directors) of the Company at March 2, 2007; (2) all positions with the Company presently held by each such person; and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

RICHARD SCHAEFFER	DIRECTOR AND CHAIRMAN CLASS A MEMBER SINCE 1981

Mr. Schaeffer was the Vice Chairman from 2004 until his election as Chairman in 2006. Mr. Schaeffer was the Treasurer from 1993 to 2004 and has served on the Executive Committee since 1992. Mr. Schaeffer has been a Director since 1990 and an owner of a Class A membership in NYMEX Exchange since 1981. From 1997 to 2006, Mr. Schaeffer was an Executive Director of Global Energy Futures for ABN AMRO, Inc. From 1992 to 1997, Mr. Schaeffer had been a Senior Vice President/Director of the Chicago Corp., which was a clearing member of both the NYMEX Division and the COMEX Division, until its buyout by ABN AMRO, Inc. Mr. Schaeffer is the Chairman of the NYMEX Charitable Foundation. Mr. Schaeffer also serves as a member of the board of directors of the Juvenile Diabetes Foundation.

JAMES E. NEWSOME	DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dr. Newsome has been the President since August 2004 and has been Chief Executive Officer since March 14, 2006. Prior to joining the Company, Dr. Newsome was appointed by President George W. Bush and served as Chairman of the CFTC upon U.S. Senate confirmation in December 2001. Dr. Newsome had been a Commissioner of the CFTC since August 1998. During his CFTC tenure, Dr. Newsome served as a member of the President’s Working Group on Financial Markets, and the President’s Corporate Fraud Task Force. Dr. Newsome serves on the Executive Committee of the Company and is the Co-Chairman of the Political Action Committee. Dr. Newsome serves on the boards of DME Holdings Limited and Dubai Mercantile Exchange Limited. Dr. Newsome serves on the NYMEX Charitable Foundation.

CHRISTOPHER BOWEN	GENERAL COUNSEL, CHIEF ADMINISTRATIVE OFFICER AND SECRETARY

Mr. Bowen was appointed as General Counsel and Chief Administrative Officer in 2002 and Corporate Secretary in 2006. Mr. Bowen has served as Senior Vice President and General Counsel since 1997. Mr. Bowen also serves as the Corporate Secretary of NYMEX Europe Exchange Holdings Limited and NYMEX Europe. Mr. Bowen held the positions of Associate General Counsel and Senior Associate General Counsel. Mr. Bowen had also served as Counsel/Manager of Futures Compliance at Morgan Stanley & Co., Inc. and as an attorney at the CFTC.

MADELINE BOYD	SENIOR VICE PRESIDENT — EXTERNAL AFFAIRS CLASS A MEMBER FROM 1984 UNTIL 2003

Ms. Boyd was appointed, in 2004, as Senior Vice President of External Affairs. Ms. Boyd had been a Class A member of the NYMEX Exchange since 1984, and a director of NYMEX Holdings from 1998 to 2004. Ms. Boyd was a gasoline trader on the NYMEX Exchange from 1987 to 2003. Ms. Boyd has been the President of the NYMEX Charitable Foundation and the NYMEX PAC since January 2004 and continues to serve as Chairman of the New York Mercantile Exchange Charitable Assistance Fund.

SAMUEL GAER	CHIEF INFORMATION OFFICER

Mr. Gaer was appointed as Chief Information Officer in 2003. Mr. Gaer has been involved with the commodities industry since he was fifteen years old, working as a clerk on the COMEX trading floor. Mr. Gaer became a member of the COMEX Division in 1988. In 1991, Mr. Gaer formed Uptick Trading, which merged into Millennium Copper Group, Inc. in 1993. Mr. Gaer left the trading floor in 1998 in order to devote more time to trading software development and architecture, and subsequently founded TradingGear.com, a trading software development company. Mr. Gaer served as the interim Chief Executive Officer of NYMEX Europe Exchange Holdings Limited and NYMEX Europe Limited from inception until February 2006.

SEAN KEATING	SENIOR VICE PRESIDENT — CLEARING SERVICES CLASS A MEMBER FROM 2003 UNTIL 2004

Mr. Keating was appointed as Senior Vice President of Clearing Services in 2004. Mr. Keating joined the Company from Pioneer Futures, Inc., a former Exchange clearing member, where he had been employed for over 16 years and served as its President since 1998. Mr. Keating had also served as President of Pioneer Capital Corp., a self-clearing National Association of Securities Dealers and New York Stock Exchange broker dealer. Mr. Keating originally worked in the Company’s Compliance department in 1987 as a trade practice analyst, where he was responsible for investigating violations of trade practices.

RICHARD KERSCHNER	SENIOR VICE PRESIDENT — CORPORATE GOVERNANCE AND STRATEGIC INITIATIVES

Mr. Kerschner was appointed as Senior Vice President of Corporate Governance and Strategic Initiatives in October 2005. Mr. Kerschner joined the Company in July 2004 as Associate General Counsel and Director — Office of Corporate Governance. He was promoted to Associate General Counsel and Vice President of Corporate Governance in December 2004. Prior to joining the Company, Mr. Kerschner served, on a consulting basis, as a Senior Advisor and Special Counsel to the legal department of T-Mobile USA. From April 2000 to February 2004, Mr. Kerschner was employed by SmartServ Online, Inc., a Nasdaq-listed mobile data company, most recently as the Senior Vice President, General Counsel and Secretary. From November 1997 to April 2000, Mr. Kerschner was employed by Omnipoint Communications, a Nasdaq-listed wireless telecommunications carrier currently part of T-Mobile USA, most recently as the Managing Counsel. Prior to joining Omnipoint, Mr. Kerschner practiced law in a New Jersey law firm.

THOMAS LASALA	CHIEF REGULATORY OFFICER

Mr. LaSala was appointed Chief Regulatory Officer in November 2006. Mr. LaSala had previously served as Senior Vice President of Compliance and Risk Management since 2002. Mr. LaSala joined NYMEX Holdings in 1984 and worked in market surveillance as an analyst and director before being promoted to Vice President of Compliance in December 1993. Mr. LaSala oversees all aspects of regulatory compliance including trade practice, risk management, and market and financial surveillance. Mr. LaSala is also a director of the Futures Industry Association Futures Services Division and serves on the Joint Compliance Committee of all of the U.S. futures exchanges. Mr. LaSala received a Bachelor of Science degree in Business Administration with a concentration in Finance/Economics from Marist College in 1983.

ROBERT LEVIN	SENIOR VICE PRESIDENT — RESEARCH

Mr. Levin serves as Senior Vice President of Research and has been a Senior Vice President since 1993. Mr. Levin is responsible for the development and maintenance of the Company’s research efforts. Mr. Levin has been active in the development, maintenance, and refurbishing of all of the Exchange’s energy contracts. Mr. Levin was instrumental in the introduction of the slate of NYMEX ClearPort® products. Mr. Levin has been among the major participants in restructuring proceedings governing the electric utility industry both at the state and federal levels. He represents NYMEX Holdings on advisory panels for the National Petroleum Council that study key industry issues. Mr. Levin is the Chief Executive Officer of Russian Energy Futures Limited, a NYMEX Holdings joint venture. Mr. Levin was the Vice President of Product Development from 1991 until 1993. Mr. Levin has been with the Company since 1987.

JOSEPH RAIA	SENIOR VICE PRESIDENT — MARKETING

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

KENNETH SHIFRIN	CHIEF FINANCIAL OFFICER

Mr. Shifrin was appointed Chief Financial Officer in October 2006. Mr. Shifrin previously served as Senior Vice President of Finance since January 2006 and as acting Chief Financial Officer from June 2005 to March 2006. Mr. Shifrin joined the Company in January 2004 as Vice President & Controller. Prior to joining the Company, Mr. Shifrin served as Global Controller of Electronic Broking Systems. Prior to that, Mr. Shifrin held several senior financial roles, including Chief Financial Officer of Gateway Logistics, Corp., and Chief Financial Officer and Vice President of Finance for Hirsch International, Corp.

IAN WALL	SENIOR VICE PRESIDENT — TECHNOLOGY

Ian Wall was promoted to Senior Vice President of Technology in December 2006. In June 2004, Mr. Wall joined the Company as a Vice President of Software Development. Prior to joining the Company, Mr. Wall was employed by Comforce IT, an information technology consulting firm, for eight years. From 2000 until 2003, Mr. Wall was exclusively consulting for TradinGear, Inc. In 2003, upon the Company’s acquisition of TradinGear, Inc., Mr. Wall was retained as an information technology consultant to the Exchange. Mr. Wall graduated with honors from the University of Sheffield in England with a Bachelor of Science degree in computer science.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation” and “Information Regarding the Current Board of Directors” and “Compensation of Directors” will be in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days of the end of the fiscal year ended December 31, 2006 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” will be in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days of the end of the fiscal year ended December 31, 2006 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The nature of the Company’s business gives rise to frequent related party transactions. The majority of the Company’s shareholders, including several members of its board of directors, frequently do business with the Company. The Company’s board of directors establishes fees and usage charges and also determines the level of payments under any proprietary fee reduction or other cost reduction programs. Members of the Exchange, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges, such as payment of insurance benefits and fee discounts that enhance their trading opportunities and profits. Members of the Exchange pay fees, which may be substantial, either directly or indirectly, to the Exchange in connection with the services the Company provides. The Company believes the payments made by its directors, 10 of whom own Class A memberships in NYMEX Exchange, are on terms no more favorable than terms given to unaffiliated persons.

Certain members of the Company’s board of directors may serve as officers or directors of clearing member firms. These clearing member firms pay substantial fees to the Company’s clearinghouse in connection with services the Company provides. The Company believes that fees paid by, and the services provided to, these clearing firms are on terms no more favorable to those firms than terms given to other clearing member firms and individual members.

The following are descriptions of material transactions involving the Company and members of its board of directors and officers:

Richard Schaeffer, the Chairman of the Board of the Company, was employed as Executive Director of Global Energy Futures, a division of ABN AMRO, Inc. (“ABN AMRO”) until April 2006. During 2006, the Global Energy Futures division of ABN AMRO was acquired by UBS Securities LLC (“UBS”) and currently leases space from the Company at its corporate headquarters facility. In 2006, the aggregate amount of rent collected from ABN AMRO, and subsequently UBS, was approximately $325,000.

Sterling Commodities Corp. (“Sterling”), of which David Greenberg, a director of the Company, is the President, currently leases space from the Company at its corporate headquarters facility. The lease expires on November 30, 2007. Under the current terms of the lease agreement, the monthly base rent is approximately $20,000. The aggregate amount of rent collected from Sterling during 2006 was approximately $266,000. Clearing and transaction fees earned from Sterling in 2006 were approximately $3.9 million.

The Company invests assets segregated for the benefit of the COMEX Members’ Recognition and Retention Plan of $13.3 million at December 31, 2006, in a portfolio of predominantly fixed income securities managed by RBC Dain Rauscher, a securities firm of which Anthony George Gero, a director of the Company, is a Senior Vice President.

See also the section entitled “Notes to the Consolidated Financial Statements — Note 25. Certain Relationships and Related Transactions” for information on transactions with former affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services set forth under the caption “Fees to Independent Registered Public Accountants” will be in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days of the end of the fiscal year ended December 31, 2006 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed in Part II, Item 8 hereof.

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

EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 of Form S-3 (file no. 333-140845)).

3.2	By-laws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 of Form S-3 (file no. 333-140845)).

3.3	Amended and Restated Certification of Incorporation of New York Mercantile Exchange, Inc. (incorporated herein by reference to Exhibit 3.3 of Current Report on Form 8-K, dated March 17, 2006).

3.4	Bylaws of New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit E to Exhibit 10.1 of Form 8-K, dated March 17, 2006).

3.5	Amended and Restated COMEX By-laws

4.1	Form of Common Stock certificate for NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 of S-1 (file no. 333-135800)).

4.2	Note Purchase Agreement among NYMEX and each of the Purchasers listed in Schedule A attached thereto, dated October 15, 1996 (incorporated herein by reference to Exhibit 10.5 of Form S-4 (file no. 333-30332)).

10.1	Ground Lease between Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.3 of Form S-4 (file no. 333-30332)).

10.2	Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and NYMEX dated May 18, 1995 (incorporated herein by reference to Exhibit 10.4 of Form S-4 (file no 333-30332)).

10.3	NYMEX Holdings, Inc. Executive Income Deferral Program (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended December 31, 2000).

10.4	Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Plan Agreement and Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.6 of Form S-4 (file no. 333-30332)).

10.5	Network License Order Form between Oracle Corporation and NYMEX, accompanying Payment Schedule between Oracle Credit Corporation and NYMEX and Amendment I to the Network License Order Form (incorporated herein by reference to Exhibit 10.7 of Form S-4 (file no. 333-30332)).

10.6	Network License Order Form between Oracle Corporation and NYMEX and accompanying Payment Schedule between Oracle Credit Corporation and NYMEX (incorporated herein by reference to Exhibit 10.8 of Form S-4 (file no. 333-30332)).

10.6.1	Software License and Services Agreement between Oracle Corporation and NYMEX effective January 6, 1995 (incorporated herein by reference to Exhibit 10.8.1 of Form S-4 (file no. 333-30332)).

10.7	Smartnet Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated by reference to Exhibit 10.9 of Form S-4 (file no. 333-30332)).

10.8	Network Supported Account Agreement between Cisco Systems, Inc. and NYMEX dated May 21, 1996 (incorporated herein by reference to Exhibit 10.10 of Form S-4 (file no. 333-30332)).

10.9	COMEX Members’ Recognition and Retention Plan (incorporated herein by reference to Exhibit 10.11 of Form 10-K for the fiscal year ended December 31, 2000).

10.10	Employment Agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and Samuel H. Gaer (incorporated herein by reference herein by reference to Exhibit 10.14 of From 10-Q for the quarter ending March 31, 2003 (file no. 333-30332)).

10.10.1	First Amendment to the Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Samuel H. Gaer (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated March 7, 2006).

10.10.1.1	Second Amendment to Employment Agreement of Samuel H. Gaer (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 24, 2006).

10.10.2	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Madeline Boyd (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending March 31, 2004).

10.10.3	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Sean Keating (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending June 30, 2004).

10.10.4	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and James E. Newsome (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ending September 30, 2004).

10.10.5	Employment Agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and Christopher Bowen (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated April 11, 2006).

10.10.5.1	First Amendment to Employment Agreement of Christopher K. Bowen (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 24, 2006).

10.11	Stock Purchase Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, Gap Coinvestments IV, LLC and GAPCO GmbH & Co. KG (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated November 18, 2005).

10.11.1	Amendment No. 1 to Stock Purchase Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, dated February 15, 2006 (file no. 333-30332)).

10.11.2	Investor Rights Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Go. KG (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, dated march 17, 2006.)

10.11.3	Registration Rights Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG (incorporated herein by reference to Exhibit 10.2 of Current Report on Form 8-K, dated March 17, 2006.)

10.12	Definitive Technology Services Agreement by and between New York Mercantile Exchange, Inc. and Chicago Mercantile Exchange Inc. (“CME”), a wholly owned subsidiary of Chicago Mercantile Exchange Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of From 10-Q for the quarter ending June 30, 2006).

10.13	Agreement and Plan of Merger by and among New York Mercantile Exchange, COMEX Acquisition Corp. and Commodity Exchange, Inc., dated January 28, 1994 (incorporated herein by reference to Exhibit 10.13 of Form S-1 (file no. 333-135800)).

10.13.1	Amendment No. 1 to the Agreement and Plan of Merger by and among New York Mercantile Exchange, COMEX Acquisition Corp. and Commodity Exchange, Inc., dated March 25, 1994 (incorporated herein by reference to Exhibit 10.13.1 of Form S-1 (file no. 333-135800)).

10.14	Form of NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 of Form S-1 (file no. 333-135800)).

10.15	COMEX Transaction Agreement, by and among NYMEX Holdings, the NYMEX Division, the COMEX Division and the Governors Committee of the COMEX Division (incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 26, 2006).

10.18	Form of Stock Option Award Notice for Executive Officers with Employment Agreements (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 24, 2006).

10.19	Form of Restricted Stock Unit Award Notice for Executive Officers with Employment Agreements (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 24, 2006).

10.20	Form of Stock Option Award Notice for Vice Presidents and Above with No Employment Agreements (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on November 24, 2006).

10.21	Form of Restricted Stock Unit Award Notice for Vice Presidents and Above with No Employment Agreements (incorporated herein by reference to Exhibit 10.6 of Form 8-K filed on November 24, 2006).

10.22	Form of Deferred Stock Unit Award Notice for Non-Employee Directors (incorporated herein by reference to Exhibit 10.7 of Form 8-K filed on November 24, 2006).

14.1	Code of Ethics for principal executive officer and senior financial officers (incorporated herein by reference to Exhibit 14 of Form 10-K for the fiscal year ended December 31, 2003).

21.1	Subsidiaries of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 of Form S-4 (file no. 333-30332)).

23.1	Consent of KPMG LLP.

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2007

NYMEX Holdings, Inc.

By:	/S/ JAMES E. NEWSOME
James E. Newsome President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of NYMEX Holdings, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD SCHAEFFER Richard Schaeffer	Director and Chairman	March 2, 2007

/s/ ROBERT HALPER Robert Halper	Director and Vice Chairman	March 2, 2007

/s/ JAMES E. NEWSOME James E. Newsome	Director, President and Chief Executive Officer	March 2, 2007

/s/ STEPHEN ARDIZZONE Stephen Ardizzone	Director	March 2, 2007

/s/ NEIL CITRONE Neil Citrone	Director	March 2, 2007

/s/ MELVYN FALIS Melvyn Falis	Director	March 2, 2007

/s/ WILLIAM E. FORD William E. Ford	Director	March 2, 2007

/s/ ANTHONY GEORGE GERO Anthony George Gero	Director	March 2, 2007

/s/ THOMAS GORDON Thomas Gordon	Director	March 2, 2007

/s/ HARVEY GRALLA Harvey Gralla	Director	March 2, 2007

/s/ DAVID GREENBERG David Greenberg	Director	March 2, 2007

/s/ DANIEL RAPPAPORT Daniel Rappaport	Director	March 2, 2007

Signature	Title	Date

/s/ FRANK SICILIANO Frank Siciliano	Director and Treasurer	March 2, 2007

/s/ ROBERT STEELE Robert Steele	Director	March 2, 2007

/s/ DENNIS SUSKIND Dennis Suskind	Director	March 2, 2007

/s/ KENNETH D. SHIFRIN Kenneth D. Shifrin	Chief Financial Officer	March 2, 2007