Form 10-Q
period 2007-03-31
NYMEX HOLDINGS INC
filed 2007-05-14
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 333-30332

NYMEX Holdings, Inc.

Delaware	13-4098266
(State of Incorporation)	(I.R.S. Employer Identification Number)

One North End Avenue

World Financial Center

New York, New York 10282-1101

(212) 299-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐Accelerated filer  ☐Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 92,081,000 shares of the registrant’s $0.01 par value common stock were outstanding at May 11, 2007.

PART I: FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	2

	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2007 (Unaudited) and for the year ended December 31, 2006	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	34

	PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

	Signatures	37

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2007	2006
Operating Revenues
Clearing and transaction fees	$138,177	$92,420
Market data fees	23,137	15,382
Other, net	2,912	3,868

Total operating revenues	164,226	111,670

Operating Expenses
Direct transaction costs	24,102	6,883
Salaries and employee benefits	21,038	18,314
Occupancy and equipment	5,943	8,245
Depreciation and amortization, net of deferred credit amortization	3,531	3,334
General and administrative	4,697	5,298
Professional services	4,186	3,326
Telecommunications	1,423	1,678
Marketing	1,933	913
Other expenses	1,661	2,150

Total operating expenses	68,514	50,141

Operating income	95,712	61,529

Non-Operating Income and Expenses
Investment income, net	6,707	1,460
Interest income from securities lending	29,406	27,242
Interest expense/fees from securities lending	(28,889)	(26,456)
Interest expense	(1,612)	(1,668)
Losses from unconsolidated investments	(1,643)	(394)

Total non-operating income and expenses	3,969	184

Income before provision for income taxes	99,681	61,713
Provision for income taxes	43,461	28,080

Net income	$56,220	$33,633

Earnings per Share
Basic	$0.60	$2.03

Diluted	$0.59	$2.03

Weighted Average Number of Common Shares Outstanding
Basic	94,450,000	16,321,000

Diluted	94,808,000	16,321,000

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Earnings per Share
Basic	$0.60	$0.44

Diluted	$0.59	$0.44

Weighted Average Number of Common Shares Outstanding
Basic	94,450,000	75,072,000

Diluted	94,808,000	75,072,000

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$16,023	$18,631
Collateral from securities lending program	2,259,616	2,547,312
Marketable securities, at market value	481,523	485,581
Clearing and transaction fees receivable, net of allowance for member credits	45,533	32,853
Prepaid expenses	6,371	7,009
Margin deposits and guaranty funds	13,425	17,052
Other current assets	16,337	10,238

Total current assets	2,838,828	3,118,676
Property and equipment, net	182,037	183,193
Goodwill and indefinite-lived intangible asset	307,125	307,125
Long-term investments	115,425	3,008
Other assets	9,745	11,929

Total assets	$3,453,160	$3,623,931

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$12,570	$14,854
Accrued salaries and related liabilities	10,562	13,688
Payable under securities lending program	2,259,616	2,547,312
Margin deposits and guaranty funds	13,425	17,052
Income tax payable	35,050	4,984
Other current liabilities	42,614	35,019

Total current liabilities	2,373,837	2,632,909
Grant for building construction deferred credit	105,630	106,166
Long-term debt	80,281	80,281
Members’ retirement obligation	12,141	12,367
Other liabilities	29,312	17,286

Total liabilities	2,601,201	2,849,009

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 181,909,600 shares authorized as of March 31, 2007 and December 31, 2006; 94,449,800 shares issued and 92,081,000 and 89,678,600 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	944	944
Additional paid-in capital	798,543	796,585
Retained earnings (deficit)	34,397	(21,823)
Accumulated other comprehensive income (loss), net of tax	18,075	(784)

Total stockholders’ equity	851,959	774,922

Total liabilities and stockholders’ equity	$3,453,160	$3,623,931

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2006	816	—	69,631	39,479	672	109,782
Comprehensive income:
Net income	—	—	—	154,801	—	154,801
Realization of gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	(672)	(672)

Total comprehensive income						154,129
SFAS No. 158 adjustment to record unrealized post-retirement obligation, net of deferred income taxes of $628	—	—	—	—	(784)	(784)

Dividends declared:
Common stock, $36,765/share on January 11, 2006	—	—	—	(30,000)	—	(30,000)
Common stock, $196,078/share on March 6, 2006	—	—	(68,897)	(91,103)	—	(160,000)
Common stock, $0.06/share on July 6, 2006	—	—	—	(5,000)	—	(5,000)
Common stock, $0.14/share on November 10, 2006	—	—	—	(10,000)	—	(10,000)
Common stock, $0.98/share on November 10, 2006	—	—	—	(80,000)	—	(80,000)
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	6,365,000	64	347,907	—	—	347,971
Direct costs of initial public offering	—	—	(3,749)	—	—	(3,749)
Conversion of cumulative redeemable convertible preferred stock to common stock	8,160,000	82	153,016	—	—	153,098
Additional proceeds from private equity offering	—	—	10,000	—	—	10,000
Issuance of common stock for purchase of COMEX electronic trading rights	6,484,800	64	279,538	—	—	279,602
Tax benefit related to NYMEX MRRP	—	—	8,591	—	—	8,591
Share-based compensation awards	—	—	1,282	—	—	1,282

Balances at December 31, 2006	94,449,800	$944	$796,585	$(21,823)	$(784)	$774,922

Comprehensive income:
Net income	—	—	—	56,220	—	56,220
Unrealized gain on available-for-sale securities, net of deferred income taxes of $14,578	—	—	—	—	18,859	18,859

Total comprehensive income	—	—	—	—	—	75,079
Share-based compensation awards	—	—	2,304	—	—	2,304
Direct costs of initial public offering	—	—	(346)	—	—	(346)

Balances at March 31, 2007 (Unaudited)	94,449,800	$944	$798,543	$34,397	$18,075	$851,959

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$56,220	$33,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,067	3,651
Amortization of intangibles	—	219
Deferred grant credits	(661)	(661)
Deferred rental income	(169)	(169)
Deferred rent expense	(48)	(50)
Deferred income taxes	(1,005)	—
Allowance for doubtful accounts and credits	262	(124)
Share-based compensation	2,304	—
Other, net	870	393
Asset impairment and disposition losses	34	200
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(12,680)	(4,594)
Prepaid expenses	638	1,524
Margin deposits and guaranty fund assets	3,627	49,193
Other current assets	(5,356)	(3,040)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,284)	13,708
Accrued salaries and related liabilities	(3,126)	(1,061)
Margin deposits and guaranty fund liabilities	(3,627)	(49,193)
Income tax payable	30,066	23,620
Other current liabilities	7,595	39,836
Other liabilities	115	140
Members’ retirement obligation	(226)	(177)

Net cash provided by operating activities	76,616	107,048

Cash flows from investing activities
Decrease in collateral from securities lending program	287,696	28,162
Decrease in securities purchased under agreements to resell	—	3,180
Purchase of long-term investments	(79,850)	(2,500)
Decrease (increase) in marketable securities	4,058	(80,875)
Capital expenditures	(2,945)	(4,392)
(Increase) decrease in other assets	(141)	131

Net cash provided by (used in) investing activities	208,818	(56,294)

Cash flows from financing activities
Direct costs of initial public offering	(346)	—
Proceeds from issuance of preferred stock	—	160,000
Costs related to issuance of preferred stock	—	(6,902)
Decrease in obligation to return collateral under securities lending program	(287,696)	(28,162)
Dividends paid	—	(193,600)

Net cash used in financing activities	(288,042)	(68,664)

Net decrease in cash and cash equivalents	(2,608)	(17,910)
Cash and cash equivalents, beginning of period	18,631	35,664

Cash and cash equivalents, end of period	$16,023	$17,754

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange. On November 22, 2006, NYMEX Holdings completed an initial public offering (“IPO”) of its common stock which is listed on the New York Stock Exchange under the symbol “NMX.” The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be referred to as the “Exchange.” NYMEX Holdings and its subsidiaries are collectively referred to as the “Company.”

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company consolidates any investment in a variable interest entity for which the Company is the primary beneficiary. Investments in unconsolidated entities representing ownership of at least 20% but less than 50% are accounted for under the equity method. Investments in unconsolidated entities representing ownership of less than 20% are accounted for under the cost method unless it is determined that the Company has significant influence over the decision making process of the investee, in which case the investment is accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the periods presented.

Certain reclassifications have been made to the condensed consolidated financial statements as of March 31, 2006 to conform to the current presentation. Investment income, net, interest income from securities lending, interest expense/fees from securities lending, interest expense and losses from unconsolidated investments are currently presented in the non-operating income and expenses section of the condensed consolidated statements of income. Previously, investment income, net and interest income from securities lending (which was reported net of related securities lending interest expense) were reported in the revenues section. Fees related to securities lending were previously reported in general and administrative expenses. Interest expense was reported as a separate operating expense and losses from unconsolidated investments were reported in other expenses. Additionally, direct transaction costs are reported separately as part of operating expenses. Previously, direct transaction costs were reported in general and administrative expenses.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company’s most recent Annual Report on Form 10-K and any Current Reports on Form 8-K.

Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the December 31, 2006 audited consolidated financial statements included in its Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 did not have an impact on the Company’s condensed consolidated financial statements.

As of the date of adoption, the Company had approximately $1.9 million of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate. As of March 31, 2007, the Company has $2.0 million of unrecognized tax benefits.

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the provision for income taxes line of the condensed consolidated statements of income. During the quarter ended March 31, 2007, the Company recognized approximately $0.1 million of accrued interest associated with uncertain tax positions. As of March 31, 2007, the Company has approximately $0.6 million of accrued interest related to uncertain tax positions, which is included in the $2.0 million noted above.

The earliest tax year open to examination by the Internal Revenue Service and the other tax jurisdictions in which the Company files a tax return is 2003.

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial statements, although additional disclosures may be required.

In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company’s fiscal year 2008 and the Company does not expect to have a material impact on the Company’s financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Securities Lending

In 2005, the Company entered into an agreement with JPMorgan Chase & Co. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral overnight in various investments on behalf of the Company in accordance with the Company’s internal investment guidelines. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. Interest income and interest expense, as well as the fee paid to JPMorgan, are reported in the non-operating income and expenses section on the Company’s condensed consolidated statements of income. At March 31, 2007, the fair value of the securities on loan was approximately $2.3 billion. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $29.4 million, $28.8 million and $0.1 million, respectively for the first quarter in 2007 compared to $27.2 million, $26.2 million and $0.3 million, respectively for the first quarter in 2006.

NOTE 3.    Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are determined based upon expected billing adjustments. Allowances for member credits were $509,000 at March 31, 2007 and December 31, 2006. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts is maintained for market data accounts receivable to cover potential non-collectible vendor receivables and credit adjustments by the market data vendor customers. This allowance was $269,000 and $147,000 at March 31, 2007 and December 31, 2006, respectively, which the Company believes is sufficient to cover potential bad debts and expected unclaimed credits. Accounts receivable for market data revenues, net of the allowance, totaled $10.0 million and $5.5 million at March 31, 2007 and December 31, 2006, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

The Company maintains a reserve for non-collectible receivables of other revenues in the amount of $692,000 and $552,000 at March 31, 2007 and December 31, 2006, respectively, to cover potential bad debts and expected unclaimed credits. Accounts receivable for other revenues, net of the allowance, totaled $427,000 and $197,000 at March 31, 2007 and December 31, 2006, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

NOTE 4.    Margin Deposits and Guaranty Funds

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPort® Clearing as well as NYMEX Division and COMEX Division products traded on CME Globex® electronic trading platform. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $115 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $200 million occurs.

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell.

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
	Margin	Guaranty	Total	Margin	Guaranty	Total
	Deposits	Funds	Funds	Deposits	Funds	Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$6,318	$40	$6,358	$10,010	$42	$10,052
Securities held for resale	7,067	—	7,067	7,000	—	7,000

Total cash and securities	13,385	40	13,425	17,010	42	17,052

Cash and securities earning interest for members
Money market funds	5,292,622	79,879	5,372,501	5,788,910	71,036	5,859,946
U.S. Treasuries	10,788,667	165,528	10,954,195	9,692,639	171,061	9,863,700
Letters of credit	2,445,603	—	2,445,603	2,571,918	—	2,571,918

Total cash and securities	18,526,892	245,407	18,772,299	18,053,467	242,097	18,295,564

Total funds	$18,540,277	$245,447	$18,785,724	$18,070,477	$242,139	$18,312,616

NOTE 5.    Goodwill and Indefinite-Lived Intangible Asset

In 1994, NYMEX Division acquired the equity interests, but not the trading rights and protections, of the owners of COMEX Division memberships. As part of the agreement for this acquisition, a $10 million payment would be made to the owners of COMEX Division memberships in the event the Company consummated an initial public offering (“Special IPO Payment”). Upon the Company’s successful completion of its initial public offering on November 22, 2006, the Special IPO Payment was made to owners of COMEX Division memberships of record as of November 16, 2006. This payment was considered additional consideration to the original purchase price of the COMEX equity interests and, therefore, was recorded as additional goodwill on the Company’s condensed consolidated balance sheets. Goodwill amounted to $26.3 million at March 31, 2007 and December 31, 2006.

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

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and indefinite lived intangible assets are assessed annually for impairment. The latest impairment assessment of goodwill and the indefinite lived intangible asset was completed in the fourth quarter of 2006 and no impairment was determined. Future impairment tests will be performed annually in the fourth quarter, or sooner if warranted by economic conditions.

NOTE 6.    Long-Term Investments

Long-term investments are comprised principally of the Company’s investments in Montréal Exchange and DME Holdings as described below:

On March 13, 2007, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with Bourse De Montréal, Inc., a Canadian corporation (“Montréal Exchange”) whereby the Company purchased approximately 3.1 million common shares of Montréal Exchange for approximately $78 million in cash. The shares purchased represent approximately 10% of the total outstanding shares of Montréal Exchange immediately after the execution of the Agreement, which was consummated on March 23, 2007. The Company accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of Montréal Exchange. Subsequently, on March 27, 2007, Montréal Exchange commenced trading on the Toronto Stock Exchange under the symbol “MXX.” Following their public offering, the Company evaluated and concluded that its investment in Montréal Exchange should be reported as an “available-for-sale” security in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. At March 31, 2007, the fair value of the securities was approximately $112.2 million.

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

The Company owns 50% of DME Holdings and shares in 50% of the profits and 35.7% of the losses. The Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. For the period ended March 31, 2007 and 2006, the Company incurred losses of approximately $1.6 million and $0.4

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, respectively, which are recorded in losses from unconsolidated investments on the condensed consolidated statements of income.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and its amendment FIN 46(R) (revised December 2003) provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this guidance. A variable interest entity is required to be consolidated if the Company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. An entity that consolidates a variable interest entity is called the primary beneficiary. Although the Company determined that DME Holdings is a variable interest entity, it is not the primary beneficiary and therefore did not consolidate DME Holdings in its results of operations.

NOTE 7.    Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the trading facility and headquarters, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At March 31, 2007 and December 31, 2006, the notes payable balance, including the current portion, was $83.1 million. At March 31, 2007, the fair value of the notes was approximately $100.1 million.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Earnings per Share

The calculation of earnings per common share for the period ended March 31, 2007 and 2006 is as follows (in thousands, except for share data):

	Three Months Ended March 31,
	2007	2006
Net income	$56,220	$33,633
Less: Accrued preferred stock dividends	—	416
Accretion of preferred stock issuance costs	—	65

Earnings available to common stockholders	$56,220	$33,152

Weighted average common shares outstanding	94,450,000	14,689,000
Participating securities—convertible preferred stock	—	1,632,000

Weighted average common shares outstanding—basic	94,450,000	16,321,000

Effect of stock options	293,000	—
Effect of restricted stock units	65,000	—

Weighted average common shares outstanding—basic and dilutive	94,808,000	16,321,000

Earnings per Share:
Basic	$0.60	$2.03
Diluted	$0.59	$2.03
Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Earnings available to common stockholders	$56,220	$33,152

Weighted average common shares outstanding:
Basic	94,450,000	75,072,000
Effect of stock options	293,000	—
Effect of restricted stock units	65,000	—

Diluted	94,808,000	75,072,000

Earnings per Share:
Basic	$0.60	$0.44
Diluted	$0.59	$0.44

NOTE 9.    Members’ Retirement Plan and Benefits

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the MRRP, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan by $800,000 in 2006 and expects to do so in 2007. Based on actuarial estimates and continued funding of $800,000 per year, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if changes in actuarial estimates indicate that full funding can be achieved without making the entire funding contributions indicated above. Based on actuarial estimates, the Company’s contributions are charged against current operations. All

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits to be paid under the MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NOTE 10.    Technology Services Agreement

On April 6, 2006, NYMEX Exchange entered into a definitive technology services agreement (the “CME Agreement”) with Chicago Mercantile Exchange Inc. (“CME”), a wholly-owned subsidiary of Chicago Mercantile Exchange Holdings Inc. CME is the primary electronic trading service provider for NYMEX Exchange’s energy futures and options contracts and, also, for the COMEX Division metals products.

The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater. In addition, pursuant to the CME Agreement, if the Company acquires or merges with an entity, that at the time of such acquisition or merger, operates a trading execution system for futures or futures options products (or off-exchange look-alike versions of such products), electronic trading of such products shall be transitioned to CME Globex electronic trading platform within two years. For the period ended March 31, 2007, the Company incurred fees of $12.3 million under the terms of the CME Agreement, which are included in direct transaction costs on the condensed consolidated statements of income.

NOTE 11.    Pension and Other Benefit Plans

The Company sponsors various defined contribution and postretirement plans to qualifying employees. The Company also provides postemployment benefits to eligible employees after employment but before retirement.

Savings Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) that incorporates a deferred salary arrangement under Section 401(k) of the Internal Revenue Code to all eligible domestic employees. The Company matches employee contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Savings Plan member.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the right to amend, modify, or terminate the Deferred Plan at any time. At March 31, 2007 and December 31, 2006, deferred compensation amounted to $2.9 million and $2.4 million, respectively, and is included in accrued salaries and related liabilities on the condensed consolidated balance sheets.

Postemployment Plan

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at March 31, 2007 and December 31, 2006 were $0.6 million and $0.5 million, respectively.

Postretirement Plan

The Company’s postretirement benefit costs are based on actuarial valuations. These valuations are based on key assumptions, including the discount rate and health care cost trend rate. Material changes in its postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in the level of benefits provided. The Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company’s employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through certain insurance companies.

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first quarters of 2007 and 2006 included the following components:

	Three Months Ended March 31,
	2007	2006
Service costs	$110	$109
Interest costs	108	115
Amortization of prior service costs	(14)	(14)
Amortization of net (gain) loss	16	22

Total net period postretirement benefit cost	$220	$232

Subsequent to the filing of the 2006 consolidated financial statements, the Company’s management determined that it had not properly classified the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). Specifically, the Company misclassified the unfunded status of the postretirement benefit plan as a component of total comprehensive income for the year ended December 31, 2006. The Company corrected the accompanying condensed consolidated statements of stockholders’ equity to properly classify the adoption of SFAS No. 158 as an adjustment to accumulated other comprehensive income at December 31, 2006.

NOTE 12.    Lease Termination Costs

In June 2006, the Company ceased its floor trading operations of its London based exchange. As a result, the Company incurred lease termination costs during the first and second quarters of 2006 on various operating leases it had contracted to support its floor trading operations. In September 2006, the Company consolidated its

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

London offices, and in doing so vacated its location at 131 Finsbury Pavement. The Company began negotiations with the landlord during September 2006 to buy-out the remaining lease term. As such, the Company recorded a charge of approximately $1.9 million in the third quarter of 2006 for the estimated amount to be paid. This charge was recorded in occupancy and equipment on the Company’s condensed consolidated statements of income.

The following tables summarize the activity related to the various London exchange lease terminations in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

	Lease Termination Costs		Lease Termination Costs
Total expected to be incurred	$3,426	Liability at January 1, 2007	$2,980

		Charges	—
Charges	$3,426	Payments	(247)

Cumulative charges incurred as of March 31, 2007	$3,426	Liability at March 31, 2007	$2,733

NOTE 13.    Common Stock

At March 31, 2007, the composition of common stock was as follows:

	Authorized¹	Issued	Outstanding²
Common Stock	101,984,800	21,734,100	21,734,100
Series A-1 Common Stock	24,480,000	19,806,000	19,806,000
Series A-2 Common Stock	24,480,000	23,310,000	23,310,000
Series A-3 Common Stock	24,480,000	23,411,000	23,411,000
Series B-1 Common Stock	2,161,600	1,974,000	1,184,400
Series B-2 Common Stock	2,161,600	2,099,300	1,309,700
Series B-3 Common Stock	2,161,600	2,115,400	1,325,800

	181,909,600	94,449,800	92,081,000

[1]

Common stock authorized consists of: (i) 73,440,000 shares reserved for issuance upon conversion of the Series A-1, Series A-2 and Series A-3 Common Stock; (ii) 8,160,000 shares authorized and issued for the conversion of the Company’s preferred stock; (iii) 4,300,000 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan; (iv) 9,600,000 shares authorized in connection with the IPO of which 6,365,000 were issued; and (v) 6,484,800 shares reserved for issuance upon conversion of the Series B-1, Series B-2 and Series B-3 Common Stock.

[2]

Series B-1, Series B-2 and Series B-3 Common Stock were issued as consideration for the trading rights the Company acquired from the owners of COMEX Division memberships (see Note 5). In accordance with the terms of the agreement, each of the 772 owners of COMEX Division memberships was to receive 8,400 shares of the Company’s common stock (2,800 Series B-1, 2,800 Series B-2, and 2,800 Series B-3 shares) and was able to individually elect the timing of the receipt of those shares. The election choices included the receipt of: (i) all shares on the date the agreement was consummated (November 20, 2006); (ii) all shares on January 2, 2007; or (iii) in one-third increments on the 180th, 360th and 540th day following the date the Company’s registration statement, as filed on Form S-1 with the SEC, became effective (November 16, 2006). As a result of the election by the 772 owners of COMEX Division memberships: 204 elected to

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive their shares, totaling 1,713,600 shares, on November 20, 2006; 286 elected to receive their shares, totaling 2,402,400 shares on January 2, 2007; and 282 elected to receive their shares, totaling 2,368,800 shares, in one-third increments as described above.

NOTE 14.    Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash paid for:
Interest	$28,750	$26,194

Income taxes	$14,400	$4,458

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$33,437	$1,118

Issuance of common stock	$—	$734

NOTE 15.    Share-Based Compensation

At March 31, 2007, the Company has only one share-based compensation plan (“Plan”) that was described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to employees and directors for up to 4.3 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its stockholders. The exercise price for all stock options is not less than 100% of the fair market value of the common stock on the date of grant. Notwithstanding the foregoing, the fair market value of a share of common stock for purposes of determining awards with a grant date as of the Company’s initial public offering was set in the final prospectus for such initial public offering. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to the Company or for the Company’s benefit. All stock options vest over four years from the date of grant and have a maximum term of 8 years.

The following table summarizes the changes in non-qualified stock options under the Company’s share-based compensation plan for the three months ended March 31, 2007:

	Shares	Weighted average exercise price
	(in thousands)
Outstanding at the beginning of the period	1,334.5	$59.00
Granted	—	—
Exercised	—	—
Forfeited or expired	28.0	59.00

Outstanding at the end of the period	1,306.5	$59.00

Options exercisable at the end of the period	—	—

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested restricted stock unit awards for the three months ended March 31, 2007, is presented below:

	Shares	Weighted average Grant-Date Fair Value
	(in thousands)
Nonvested at the beginning of the period	198.7	$11,726.0
Granted	—	—
Vested	—	—
Forfeited or expired	6.6	389.4

Nonvested at the end of the period	192.1	$11,336.6

On a quarterly basis, the Company evaluates the expected forfeiture rate based upon actual terminations in the current quarter. As of March 31, 2007, the current forfeiture rate for the nonvested non-qualified stock options and restricted stock unit awards was 8.2% and 10.9%, respectively, as compared to 1.9% and 3.4%, respectively, at December 31, 2006. As of March 31, 2007, there was $33.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over the future vesting period of four years.

NOTE 16.    Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing and trading on the CME Globex electronic trading platform. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Direct transaction costs are allocated directly to the segment they are incurred for. Depreciation and amortization and other operating expenses are allocated directly to the segment they pertain to, where practicable, with the balance of these expenses allocated based on the proportion of operating revenues, net of direct transaction costs, attributed to each segment. Non-operating income and expenses are allocated entirely to Corporate/Other. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended March 31, 2007
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$46,128	$118,098	$—	$164,226
Direct transaction costs	—	24,102	—	24,102
Depreciation and amortization	1,826	1,705	—	3,531
Other operating expenses	20,052	20,829	—	40,881

Operating income	24,250	71,462	—	95,712
Non-operating income	—	—	3,969	3,969

Income before provision for income taxes	24,250	71,462	3,969	99,681
Provision for income taxes	10,670	31,443	1,348	43,461

Net income	$13,580	$40,019	$2,621	$56,220

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$63,460	$48,210	$—	$111,670
Direct transaction costs	462	6,421	—	6,883
Depreciation and amortization	2,416	918	—	3,334
Other operating expenses	28,506	11,041	377	39,924

Operating income (loss)	32,076	29,830	(377)	61,529
Non-operating income	—	—	184	184

Income (loss) before provision (benefit) for income taxes	32,076	29,830	(193)	61,713
Provision (benefit) for income taxes	14,595	13,573	(87)	28,080

Net income (loss)	$17,481	$16,257	$(106)	$33,633

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

NOTE 17.    Direct Transaction Costs

The Company incurs various costs to support its trading floor and clearinghouse. These costs include fees paid to third-party brokers for submitting individually negotiated off-exchange trades to the Exchange for the clearing of specified products. These costs also include service fees paid to the CME in connection with the CME Agreement (see Note 10), license and royalty fees paid to third-party vendors for the use of their settlement prices, and trading floor supplies needed for the Company’s open outcry venue.

NOTE 18.    Commitments and Contingencies

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of March 31, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	6,416	6,205	5,994	5,783	5,573	36,213	66,184
Services agreements¹	6,932	10,080	10,270	11,571	30,948	—	69,801
Operating leases—facilities	2,265	3,000	3,027	3,306	3,585	2,186	17,369
Operating leases—equipment	1,355	1,555	613	—	—	—	3,523
Other long-term obligations	800	800	800	800	800	6,417	10,417

Total contractual obligations	$20,585	$24,457	$23,521	$24,277	$48,645	$108,907	$250,392

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME. The CME Agreement has a ten-year term from the launch date (June 2006) with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 1, the Company has $2.0 million of unrecognized tax benefits as of March 31, 2007. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2007 through 2069. For the three months ended March 31, 2007 and 2006, rental expense for facilities and the land lease amounted to $0.6 million and $2.6 million, respectively. The period ended March 31, 2006 included a $1.8 million lease termination charge the Company incurred in regards to office space it formerly leased in New York City. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are recorded in occupancy and equipment expense on the condensed consolidated statements of income using the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. Rents collected from these leases were $2.1 million for the three months ended March 31, 2007 and 2006, and are recorded in other revenue on the condensed consolidated statements of income. Future minimum rental income for the years 2007 through 2011 are as follows:

(in thousands)
2007	$5,681
2008	5,666
2009	4,804
2010	4,484
2011	4,221
Thereafter	6,557

Total	$31,413

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint-venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At March 31, 2007, the Company has contributed a total of $6.5 million.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Guarantees

The Company adopted FIN No. 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At March 31, 2007, there were total seat loan balances of $6.2 million and securities pledged against the seat loan balances of $7.3 million.

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

There were no events of default during the three months ended March 31, 2007, in any of the above arrangements, in which a liability should be recognized in accordance with FIN No. 45.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of March 31, 2007. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

NOTE 19.     Subsequent Events

On April 10, 2007, NYMEX Holdings completed and signed definitive agreements with Optionable, Inc. (“Optionable”) and its founding stockholders, to acquire 19% of Optionable. Optionable is a publicly traded company and is a provider of natural gas and other energy derivatives brokerage services. In addition to the 19 percent stake, Optionable has issued a warrant that would permit NYMEX Holdings to increase its stake in the company to 40%. The warrant is exercisable for 18 months at an exercise price of $4.30 per share. The agreements also provide for certain marketing and technology initiatives between the companies.

On April 30, 2007, the Company announced that its board of directors approved a quarterly dividend of $0.10 per common share to stockholders of record as of June 1, 2007 that will be payable on June 29, 2007.

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

Note Regarding Forward-Looking Statements

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2006 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company today, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to the trading and clearing of contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Results of Operations

Net income for the three months ended March 31, 2007 was $56.2 million, an increase of $22.6 million or 67%, from $33.6 million for the same period last year. This increase was the result of operating revenues increasing by $52.6 million, which was partially offset by increases in operating expenses and income taxes of

$18.4 million and $15.4 million, respectively. In addition, non-operating income increased $3.8 million. The increase in revenues was principally due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes. The increase in operating expenses was due primarily to increases in direct transaction costs, which are directly associated with higher clearing and transaction volume. Increases in salaries and employee benefits were offset by a decrease in occupancy and equipment. The increase in non-operating income was principally attributable to an increase in investment income, net. The amount of funds available for investment increased significantly due to the proceeds the Company received from its initial public offering in November 2006 which, in turn, yielded higher investment income. This increase was partially offset by larger losses from unconsolidated investments during the three months ended March 31, 2007 compared to the same period last year.

Revenues

Clearing and Transaction Fees

Clearing and transaction fees for the three months ended March 31, 2007 were $138.2 million, an increase of $45.8 million or 50%, compared to the same period last year. This increase was due primarily to higher NYMEX ClearPort® Clearing volumes and new electronic volume from the Company’s products traded on the CME Globex electronic trading platform. The total volume of contracts traded and/or cleared for the three months ended March 31, 2007 was 92.3 million contracts, an increase of 38% compared to 67.1 million contracts for the same period last year. Average daily volume for the three months ended March 31, 2007 was 1,513,392 contracts, an increase of 40% compared to 1,082,046 contracts for the same period last year. Additionally, the gross average rate per contract for the three months ended March 31, 2007 increased to $1.50 from $1.38 in the prior year period, driven primarily by the increased percentage of total volume on NYMEX ClearPort® Clearing which charges a higher rate per trade.

Provided below is a summary of total volume traded and/or cleared and open interest on the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented excludes contracts cleared through NYMEX ClearPort® Clearing. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. Trading and clearing volumes include futures settlement and options exercise transactions for which transaction fees are assessed. In the prior year filing of its Quarterly Report on Form 10-Q, the Company reported its NYMEX Division volume of its four benchmark energy contracts separately. These benchmark energy contracts are: (i) light sweet crude oil; (ii) Henry Hub natural gas; (iii) NY heating oil; and (iv) NY harbor unleaded gasoline. All other crude oil, natural gas, heating oil or gasoline contracts, that were not the benchmark energy contracts, were reported in the NYMEX Division volumes as part of “other.” For this filing, the Company has grouped all contracts by their underlying commodity. Accordingly, prior period volume information has been adjusted to reflect this new presentation for comparative purposes. Open interest represents the number of contracts at March 31, 2007 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

For the three months ended March 31, 2007, the volume of futures and options contracts traded and cleared on the NYMEX Division was 59.4 million contracts, an increase of 17.3 million contracts or 41%, compared to 42.1 million contracts for the same period last year. Futures contract volume was 48.9 million contracts, an increase of 15.2 million contracts or 45%, compared to 33.6 million contracts for the same period last year. Options contract volume was 10.5 million contracts, an increase of 2.1 million contracts or 24%, compared to 8.4 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s energy futures and options products:

NYMEX Division Contracts Traded and Cleared

For the Quarter Ended March 31,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	32,130	8,020	40,150	20,078	5,322	25,400
Natural gas	7,763	2,097	9,860	6,167	2,655	8,822
Heating oil	4,577	184	4,761	3,495	203	3,698
Gasoline	4,181	191	4,372	3,695	251	3,946
Other	214	—	214	203	—	203

Total	48,865	10,492	59,357	33,638	8,431	42,069

NYMEX Division Contracts Open Interests

At March 31,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	1,423	3,785	5,208	987	2,433	3,420
Natural gas	746	1,456	2,202	650	1,117	1,767
Heating oil	209	49	258	161	69	230
Gasoline	167	86	253	155	77	232
Other	27	—	27	26	—	26

Total	2,572	5,376	7,948	1,979	3,696	5,675

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division for the three months ended March 31, 2007 was due primarily to the following factors:

•	Continued strong global demand for crude oil, heating oil and gasoline;

•	Unrest in Nigeria and other oil producing countries in the Middle East and Africa heightened concerns over the reliability of oil exports from such countries;

•	A steady increase in the price of gasoline due to uncertainty surrounding refinery capacity as driving season in the U.S. approaches;

•	Increased volatility in the price of natural gas as temperatures normalized after record warmth in the first half of the winter season; and

•	Increased acceptance and accessibility of electronic trading.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

COMEX Division

For the three months ended March 31, 2007, the volume of futures and options contracts traded and cleared on the COMEX Division was 9.4 million contracts, a decrease of 0.4 million contracts or 4%, compared to

9.8 million contracts for the same period last year. Futures contract volume was 8.1 million contracts, a decrease of less than 0.1 million contracts or 1%, compared to the same period last year. Options contract volume was 1.3 million contracts, a decrease of 0.4 million contracts or 22%, compared to 1.7 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products:

COMEX Division Contracts Traded and Cleared

For the Quarter Ended March 31,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	5,759	1,022	6,781	5,465	1,054	6,519
Silver	1,467	289	1,756	1,746	596	2,342
High grade copper	868	9	877	943	34	977
Aluminum	1	—	1	6	—	6

Total	8,095	1,320	9,415	8,160	1,684	9,844

COMEX Division Contracts Open Interests

At March 31,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	342	322	664	340	268	608
Silver	111	111	222	128	117	245
High grade copper	76	4	80	85	11	96
Aluminum	—	—	—	1	—	1

Total	529	437	966	554	396	950

The Company believes the varying increases and decreases in futures and options metals contracts traded and cleared on the COMEX Division for the three months ended March 31, 2007 were due primarily to the following factors:

•	Decreased inflation;

•	A weakened U.S. currency compared to other international currencies;

•	A decrease in the volatility of silver and copper;

•	A decrease in gold available for commercial and financial use due to an increase in gold storage as collateral for exchange traded gold funds; and

•	An increase in price levels for all metals.

NYMEX ClearPort® Clearing

For the three months ended March 31, 2007, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 23.5 million contracts, an increase of 8.4 million contracts or 55%, compared to 15.2 million contracts for the same period last year. Futures contract volume was 14.1 million contracts, an increase of 2.4 million contracts or 21%, compared to 11.7 million contracts for the same period last year. Options contract volume was 9.4 million contracts, an increase of 6.0 million contracts or 172%, compared to 3.5 million contracts for the same period last year.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing:

NYMEX ClearPort® Clearing Contracts

For the Quarter Ended March 31,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	13,441	8,589	22,030	11,197	3,303	14,500
Electricity	162	95	257	364	47	411
Petroleum	496	735	1,231	131	119	250
Coal	26	—	26	11	—	11
Other	1	—	1	1	—	1

Total	14,126	9,419	23,545	11,704	3,469	15,173

NYMEX ClearPort® Clearing Open Interests

At March 31,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	6,249	5,080	11,329	4,360	2,335	6,695
Electricity	222	126	348	257	50	307
Petroleum	337	761	1,098	90	114	204
Coal	11	—	11	4	—	4
Other	3	—	3	—	—	—

Total	6,822	5,967	12,789	4,711	2,499	7,210

The Company believes the continued growth of NYMEX ClearPort® Clearing was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered, as well as additional products for petroleum on NYMEX ClearPort® Clearing contributed to the increase in volume.

Market Data Fees

Market data fees for the three months ended March 31, 2007 were $23.1 million, an increase of $7.7 million or 50%, from $15.4 million for the same period last year. This increase was due primarily to the implementation of a new price structure that went into effect on January 1, 2007. Additionally, an increase in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase in fees.

Other, net

Other revenues for the three months ended March 31, 2007 were $2.9 million, a decrease of $1.0 million or 25%, from $3.9 million for the same period last year. This decrease was due primarily to a decline in floor fines, as well as fees the Company charged for the right to trade certain products on its trading floor. These fees were eliminated in 2007.

Operating Expenses

Direct Transaction Costs

Direct transaction costs for the three months ended March 31, 2007 were $24.1 million, an increase of $17.2 million or 250%, from $6.9 million for the same period last year. This increase was due primarily to record volume on NYMEX ClearPort® Clearing, and the CME Globex electronic trading platform which began in June 2006 (see Note 10 to the unaudited condensed consolidated financial statements). Transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs.

Salaries and Employee Benefits

Salaries and employee benefits for the three months ended March 31, 2007 were $21.0 million, an increase of $2.7 million or 15%, from $18.3 million for the same period last year. This increase was principally attributable to non-cash, share-based compensation of $2.3 million in connection with the Company’s Long-Term Incentive Plan (see Note 15 to the unaudited condensed consolidated financial statements) which became effective in November 2006.

Occupancy and Equipment

Occupancy and equipment expenses for the three months ended March 31, 2007 were $5.9 million, a decrease of $2.3 million or 28%, from $8.2 million for the same period last year. This decrease was due primarily to a lease termination charge incurred in the first quarter of 2006 in connection with office space the Company formerly leased in New York City. In addition, the prior year period included rent expense for the Company’s London trading floor that ceased operations during 2006.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 was $3.5 million, an increase of $0.2 million or 6%, from $3.3 million for the same period last year. This increase was due primarily to higher computer equipment and software depreciation related to assets necessary for the Company to support the increased volume in electronic trading.

General and Administrative

General and administrative expenses for the three months ended March 31, 2007 were $4.7 million, a decrease of $0.6 million or 11%, from $5.3 million for the same period last year. This decrease was due primarily to lower board of director fees, as the composition of the board was reduced from twenty-five directors to fifteen directors on May 1, 2006. In addition, general office expenses have declined as a result of cost control measures that were implemented by management last year.

Professional Services

Professional services expenses for the three months ended March 31, 2007 were $4.2 million, an increase of $0.9 million or 26%, from $3.3 million for the same period last year. This increase was due primarily to higher consulting and legal fees related to support the Company’s business expansion initiatives.

Telecommunications

Telecommunications expenses for the three months ended March 31, 2007 were $1.4 million, a decrease of $0.3 million or 15%, from $1.7 million for the same period last year. This decrease was due primarily to lower telephone and data communication related expenses, which were mainly the result of the closing of the London trading floor in the prior year.

Marketing

Marketing expenses for the three months ended March 31, 2007 were $1.9 million, an increase of $1.0 million or 112%, from $0.9 million for the same period last year. This increase was due primarily to higher advertising and special event expenses, the purpose of which is to promote the Company and attract new business.

Other Expenses

Other expenses for the three months ended March 31, 2007 were $1.7 million, a decrease of $0.5 million or 23%, from $2.2 million for the same period last year. This decrease was due primarily to lower charitable contributions and losses on disposal of assets compared to the same period last year.

Non-Operating Income and Expenses

Investment Income, net

Investment income for the three months ended March 31, 2007 was $6.7 million, an increase of $5.2 million or over 300%, compared to the same period last year. The Company received net proceeds of approximately $344 million from its initial public offering in November 2006. This resulted in a higher amount of funds to invest which, in turn, yielded higher investment income.

Interest Income and Interest Expense/Fees from Securities Lending

Interest income from securities lending for the three months ended March 31, 2007 was $29.4 million compared to $27.2 million for the same period last year. Interest expense/fees from securities lending for the three months ended March 31, 2007 was $28.9 million compared to $26.5 million for the same period last year. The increase in interest income was due to a higher average interest rate during the three months ended March 31, 2007 compared to the prior year period. The average daily balance of funds the Company invested during the three months ended March 31, 2007 was approximately $2.2 billion compared to approximately $2.4 billion during the same period last year. Interest expense/fees from securities lending increased as result of the corresponding liability on the collateral. The ratio of interest expense/fees to interest income will vary, as the Company is able to negotiate better rates on its interest expense depending on whether the securities that it lends out are in greater demand.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $1.6 million, a decrease of 3% compared to the same period last year. This decrease was due primarily to a lower principal balance on the Company’s long-term debt as a result of annual principal payments made each October.

Losses from Unconsolidated Investments

Losses from unconsolidated investments for the three months ended March 31, 2007 totaled $1.6 million compared to $0.4 million for the same period last year. The losses are primarily from the Company’s joint venture investment in the Dubai Mercantile Exchange Limited (“DME”) (see Note 6 to the unaudited condensed consolidated financial statements). The Company’s maximum exposure to a loss from the joint venture is limited to its capital commitment, which at March 31, 2007 was approximately $4.4 million. The costs incurred to date have been for the establishment of the DME. The Company anticipates that DME will commence trading in the second quarter of 2007.

Provision for Income Taxes

The Company’s effective tax rate was 43.6% for the three months ended March 31, 2007 compared to 45.5% for the same period last year. The decline in 2007 was primarily the result of an overall lower state and local effective tax rate due to the increase of electronic trading as a percentage of total clearing and transaction fees.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At March 31, 2007 and December 31, 2006, the Company had $497.5 million and $504.2 million, respectively, in cash and cash equivalents and marketable securities. Working capital at March 31, 2007 and December 31, 2006 was $465.0 million and $485.8 million, respectively. The Company has a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor’s Rating Services that was initially obtained in April 2003 and sustained through a ratings review in September 2006.

Sources and Uses of Cash

The following table is a summary of significant cash flow categories for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$76,616	$107,048
Investing activities	208,818	(56,294)
Financing activities	(288,042)	(68,664)

Net decrease in cash and cash equivalents	$(2,608)	$(17,910)

Net cash provided by operating activities for the three months ended March 31, 2007 was $76.6 million, a decrease of $30.4 million compared to the same period last year. This decrease was due primarily to a decrease in various payable accounts as well as an increase in Company receivables. This decrease was offset, in part, by an increase in net income during the current year period.

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

Net cash used in investing activities for the three months ended March 31, 2007, exclusive of securities purchased under the securities lending program, was $78.9 million, a decrease of $5.6 million compared to the same period last year. This decrease was due primarily to a lower amount of cash invested into marketable securities offset, in part, by the Company’s investment in Montréal Exchange (see Note 6 to the unaudited condensed consolidated financial statements).

Net cash used in financing activities for the three months ended March 31, 2007, exclusive of cash received under the securities lending program, was $0.3 million, a decrease of $40.2 million compared to the same period last year. The prior year period included cash dividends paid to the Company’s stockholders totaling $193.6 million that was offset, in part, by $160 million the Company received, net of costs, in connection with its sale of a 10% equity interest in the Company.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At March 31, 2007 and December 31, 2006, cash and investments were as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	$16,023	$18,631
Marketable securities	481,523	485,581

	$497,546	$504,212

Included in marketable securities at March 31, 2007 are investments totaling $12.9 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 9 to the unaudited condensed consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 18 to the unaudited condensed consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash, U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2.0 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in cash and securities purchased under agreements to resell. The table in Note 4 to the unaudited condensed consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2007 and December 31, 2006.

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

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of March 31, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	6,416	6,205	5,994	5,783	5,573	36,213	66,184
Services agreements¹	6,932	10,080	10,270	11,571	30,948	—	69,801
Operating leases—facilities	2,265	3,000	3,027	3,306	3,585	2,186	17,369
Operating leases—equipment	1,355	1,555	613	—	—	—	3,523
Other long-term obligations	800	800	800	800	800	6,417	10,417

Total contractual obligations	$20,585	$24,457	$23,521	$24,277	$48,645	$108,907	$250,392

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME. The CME Agreement has a ten-year term from the launch date (June 2006) with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 1 to the unaudited condensed consolidated financial statements, the Company has $2.0 million of unrecognized tax benefits as of March 31, 2007. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal and interest cash flows for the years 2007 through 2011 and thereafter:

Principal Amounts by Expected Maturity

At March 31, 2007

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2007	25,148	507	25,655	4.59%
2008	2,825	360	3,185	4.47%
2009	1,594	407	2,001	4.22%
2010	617	360	977	4.11%
2011	167	182	349	4.09%
Thereafter	5,008	3,272	8,280	4.04%

Total	$35,359	$5,088	$40,447

Fair Value	$36,838

Liabilities
Corporate Debt
2007	2,817	6,416	9,233	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
2011	7,739	5,573	13,312	7.76%
Thereafter	64,091	36,213	100,304	7.79%

Total	$83,098	$66,184	$149,282

Fair Value	$100,074

Interest Rate Risk

Investment Income

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three months ended March 31, 2007 was $6.7 million compared to $1.5 million for the same period last year. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $481.5 million at March 31, 2007. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

Credit Risk

NYMEX Division bylaws authorize its board of directors to fix the annual dues of the owners of the Class A memberships and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX Division’s board of directors may determine. NYMEX Division’s board of directors may waive the payment of dues by all owners of Class A memberships or by individual members as it determines. COMEX Division Bylaws provide its board of directors with similar powers relating to dues, assessments and fees with respect to COMEX Division memberships, provided that such dues and assessments may not be imposed on NYMEX Exchange Class A members on a per-member basis and that the ability of COMEX Division’s board of directors to impose such fees is subject to the limitations.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and/or cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also maintains extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, NYMEX Division clearing members, as all NYMEX Division member firms, must each own and hold 150,000 shares of common stock of NYMEX Holdings and two Class A memberships in NYMEX Exchange. The COMEX Division clearing member firms, as all COMEX Division member firms, must each pledge two COMEX Division memberships.

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

Additionally, the Company intends to enter into a revolving credit agreement during 2007. This agreement would provide a line of credit which could be drawn upon in the event of a clearing member default. Such an arrangement would provide the Company with same-day funds to settle such clearing member default, while providing enough time for an efficient distribution from the Guaranty Fund. Proceeds from the sale of Guaranty Fund securities would be used to repay borrowings under the line of credit.

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

Set forth below is a description of material litigation to which the Company is a party, as of March 31, 2007. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

There have been no material changes to the Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 5, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

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

The initial public offering price was $59.00 per share. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders. Net proceeds, after deducting underwriting discounts and commissions of approximately $27.6 million and direct costs of approximately $4.1 million, totaled approximately $343.8 million. Upon the completion of its IPO, a $10 million payment was made to owners of COMEX Division memberships in accordance with the 1994 COMEX Merger Agreement.

During the three months ended March 31, 2007, the Company used approximately $80.0 million of the net proceeds to fund its long-term investments, the most significant of which was the Company’s investment in the Montréal Exchange (see Note 6 to the unaudited condensed consolidated financial statements). The remaining funds are invested in accordance with the Company’s investment policies. There has been no material change in the Company’s planned use of proceeds from its IPO as described in the Company’s final prospectus filed with the SEC.

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

Date: May 11, 2007

By:	/s/ Kenneth D. Shifrin
Name:	Kenneth D. Shifrin
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2007