Form 10-Q
period 2007-06-30
NYMEX HOLDINGS INC
filed 2007-08-14
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-33149

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

A total of 92,870,600 shares of the registrant’s $0.01 par value common stock were outstanding at August 10, 2007.

PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Clearing and transaction fees	$137,390	$103,346	$275,567	$195,766
Market data fees	23,363	15,912	46,500	31,294
Other, net	2,844	3,257	5,756	7,125

Total operating revenues	163,597	122,515	327,823	234,185

Operating Expenses
Direct transaction costs	24,318	8,054	48,420	14,937
Salaries and employee benefits	20,482	19,172	41,520	37,486
Occupancy and equipment	5,604	5,793	11,547	14,038
Depreciation and amortization, net of deferred credit amortization	3,614	4,914	7,145	8,248
General and administrative	4,945	5,332	9,642	10,630
Professional services	3,922	4,207	8,108	7,533
Telecommunications	1,417	1,813	2,840	3,491
Marketing	1,626	1,826	3,559	2,739
Other expenses	182	2,200	1,843	4,350

Total operating expenses	66,110	53,311	134,624	103,452

Operating income	97,487	69,204	193,199	130,733

Non-Operating Income and Expenses
Investment income, net	6,133	1,354	12,840	2,814
Interest income from securities lending	31,087	33,275	60,493	60,517
Interest expense/fees from securities lending	(30,136)	(32,444)	(59,025)	(58,900)
Interest expense	(1,612)	(1,666)	(3,224)	(3,334)
Losses from unconsolidated investments	(28,944)	(382)	(30,587)	(776)

Total non-operating income and expenses	(23,472)	137	(19,503)	321

Income before provision for income taxes	74,015	69,341	173,696	131,054
Provision for income taxes	32,270	31,208	75,731	59,288

Net income	$41,745	$38,133	$97,965	$71,766

Earnings per Share
Basic	$0.44	$0.44	$1.04	$1.40

Diluted	$0.44	$0.44	$1.03	$1.40

Weighted Average Number of Common Shares Outstanding
Basic	94,450,000	81,600,000	94,450,000	49,141,000

Diluted	94,798,000	81,600,000	94,784,000	49,141,000

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):

Earnings per Share
Basic	$0.44	$0.44	$1.04	$0.88

Diluted	$0.44	$0.44	$1.03	$0.88

Weighted Average Number of Common Shares Outstanding
Basic	94,450,000	81,600,000	94,450,000	78,354,000

Diluted	94,798,000	81,600,000	94,784,000	78,354,000

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$17,112	$18,631
Collateral from securities lending program	2,331,507	2,547,312
Marketable securities, at market value	455,740	485,581
Clearing and transaction fees receivable, net of allowance for member credits	47,780	32,853
Prepaid expenses	7,234	7,009
Margin deposits and guaranty funds	8,418	17,052
Other current assets	43,691	10,238

Total current assets	2,911,482	3,118,676
Property and equipment, net	178,532	183,193
Goodwill and indefinite-lived intangible asset	307,125	307,125
Long-term investments	118,422	3,008
Other assets	9,499	11,929

Total assets	$3,525,060	$3,623,931

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$16,670	$14,854
Accrued salaries and related liabilities	12,563	13,688
Payable under securities lending program	2,331,507	2,547,312
Margin deposits and guaranty funds	8,418	17,052
Income tax payable	7,586	4,984
Other current liabilities	32,852	35,019

Total current liabilities	2,409,596	2,632,909
Grant for building construction deferred credit	105,093	106,166
Long-term debt	80,281	80,281
Members’ retirement obligation	11,966	12,367
Other liabilities	29,824	17,286

Total liabilities	2,636,760	2,849,009

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 181,909,600 shares authorized as of June 30, 2007 and December 31, 2006; 94,449,800 shares issued and 92,870,600 and 89,678,600 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	944	944
Additional paid-in capital	801,168	796,585
Retained earnings (deficit)	66,697	(21,823)
Accumulated other comprehensive income (loss), net of tax	19,491	(784)

Total stockholders’ equity	888,300	774,922

Total liabilities and stockholders’ equity	$3,525,060	$3,623,931

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2006	816	$—	$69,631	$39,479	$672	$109,782

Comprehensive income:
Net income	—	—	—	154,801	—	154,801
Realization of gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	(672)	(672)

Total comprehensive income						154,129
SFAS No. 158 adjustment to record unrealized post-retirement obligation, net of deferred income taxes of $628	—	—	—	—	(784)	(784)

Dividends declared:
Common stock, $36,765/share on January 11, 2006	—	—	—	(30,000)	—	(30,000)
Common stock, $196,078/share on March 6, 2006	—	—	(68,897)	(91,103)	—	(160,000)
Common stock, $0.06/share on July 6, 2006	—	—	—	(5,000)	—	(5,000)
Common stock, $0.14/share on November 10, 2006	—	—	—	(10,000)	—	(10,000)
Common stock, $0.98/share on November 10, 2006	—	—	—	(80,000)	—	(80,000)
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	6,365,000	64	347,907	—	—	347,971
Direct costs of initial public offering	—	—	(3,749)	—	—	(3,749)
Conversion of cumulative redeemable convertible preferred stock to common stock	8,160,000	82	153,016	—	—	153,098
Additional proceeds from private equity offering	—	—	10,000	—	—	10,000
Issuance of common stock for purchase of COMEX electronic trading rights	6,484,800	64	279,538	—	—	279,602
Tax benefit related to NYMEX MRRP	—	—	8,591	—	—	8,591
Share-based compensation awards	—	—	1,282	—	—	1,282

Balances at December 31, 2006	94,449,800	944	796,585	(21,823)	(784)	774,922
Comprehensive income:
Net income	—	—	—	97,965	—	97,965
Unrealized gain on available-for-sale securities, net of deferred income taxes of $15,672	—	—	—	—	20,275	20,275

Total comprehensive income						118,240
Dividends declared:
Common stock, $0.10/share on April 30, 2007	—	—	—	(9,445)	—	(9,445)
Share-based compensation awards	—	—	4,929	—	—	4,929
Direct costs of initial public offering	—	—	(346)	—	—	(346)

Balances at June 30, 2007 (Unaudited)	94,449,800	$944	$801,168	$66,697	$19,491	$888,300

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$97,965	$71,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,218	9,102
Amortization of intangibles	—	219
Deferred grant credits	(1,323)	(1,323)
Deferred rental income	(338)	(338)
Deferred rent expense	(95)	(114)
Deferred income taxes	(13,468)	(332)
Allowance for doubtful accounts and credits	328	(202)
Share-based compensation	4,929	—
Other, net	3,710	(776)
Asset impairment and disposition losses	25,996	805
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(14,927)	(9,849)
Prepaid expenses	(225)	(987)
Margin deposits and guaranty fund assets	8,634	59,271
Other current assets	(7,176)	(3,298)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,816	(3,463)
Accrued salaries and related liabilities	(1,125)	2,713
Margin deposits and guaranty fund liabilities	(8,634)	(59,271)
Income tax payable	2,602	5,527
Other current liabilities	(2,325)	185
Other liabilities	437	618
Members’ retirement obligation	(401)	(413)

Net cash provided by operating activities	104,598	69,840

Cash flows from investing activities
Decrease (increase) in collateral from securities lending program	215,805	(303,288)
Decrease in securities purchased under agreements to resell	—	2,100
Purchase of long-term investments	(109,139)	(2,775)
Loan to unconsolidated entity	(13,700)	—
Decrease (increase) in marketable securities	29,841	(44,672)
Capital expenditures	(3,591)	(6,163)
Decrease in other assets	105	1,642

Net cash provided by (used in) investing activities	119,321	(353,156)

Cash flows from financing activities
Direct costs of initial public offering	(346)	—
Proceeds from issuance of preferred stock	—	160,000
Costs related to issuance of preferred stock	—	(6,902)
(Decrease) increase in obligation to return collateral under securities lending program	(215,805)	303,288
Dividends paid	(9,287)	(193,600)

Net cash (used in) provided by financing activities	(225,438)	262,786

Net decrease in cash and cash equivalents	(1,519)	(20,530)
Cash and cash equivalents, beginning of period	18,631	35,664

Cash and cash equivalents, end of period	$17,112	$15,134

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

The preparation of the accompanying condensed consolidated financial statements and related footnote disclosures in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. While management uses its best judgment, actual results could differ from those estimates.

Certain reclassifications have been made to the condensed consolidated financial statements for the three- and six-month periods ended June 30, 2006 to conform to the current presentation. Investment income, net, interest income from securities lending, interest expense/fees from securities lending, interest expense and losses from unconsolidated investments are currently presented in the non-operating income and expenses section of the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condensed consolidated statements of income. Previously, investment income, net and interest income from securities lending (which was reported net of related securities lending interest expense) were reported in the revenues section. Fees related to securities lending were previously reported in general and administrative expenses. Interest expense was reported as a separate operating expense and losses from unconsolidated investments were reported in other expenses. Additionally, direct transaction costs are reported separately as part of operating expenses. Previously, direct transaction costs were reported in general and administrative expenses.

Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company’s most recent Annual Report on Form 10-K and any Current Reports on Form 8-K.

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

As of the date of adoption, the Company had approximately $1.9 million of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate. As of June 30, 2007, the Company has $2.0 million of unrecognized tax benefits.

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the provision for income taxes line of the condensed consolidated statements of income. During the three- and six-month ended June 30, 2007, the Company recognized approximately $0.1 million of accrued interest associated with uncertain tax positions. As of June 30, 2007, the Company has approximately $0.7 million of accrued interest related to uncertain tax positions, which is included in the $2.0 million noted above.

The earliest tax year open to examination by the U.S. Internal Revenue Service and the other tax jurisdictions in which the Company files a tax return is 2003. During the current quarter, the Company concluded a tax examination with the City of New York for the years 2000 through 2002. At the conclusion of this audit, a payment was made to the City of New York in the amount of $0.3 million consisting of $0.2 million of tax and $0.1 million in interest. The resolution of this examination had no impact on the Company’s effective tax rate.

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial statements, although additional disclosures may be required.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company’s fiscal year 2008 and the Company does not expect to have a material impact on the Company’s financial statements.

NOTE 2.    Securities Lending

The Company entered into an agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company, in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. Interest income and interest expense, as well as the fee paid to JPMorgan, are reported in the non-operating income and expenses section on the Company’s condensed consolidated statements of income. At June 30, 2007, the fair value of the securities on loan was approximately $2.3 billion. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $60.5 million, $58.6 million and $0.4 million, respectively, for the six months ended June 30, 2007 compared to $60.5 million, $58.4 million and $0.5 million, respectively, for the six months ended June 30, 2006.

NOTE 3.    Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are determined based upon expected billing adjustments. Allowances for member credits were $509,000 at June 30, 2007 and December 31, 2006. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts is maintained for market data accounts receivable to cover potential non-collectible vendor receivables and credit adjustments by the market data vendor customers. This allowance was $311,000 and $147,000 at June 30, 2007 and December 31, 2006, respectively, which the Company believes is sufficient to cover potential bad debts and expected unclaimed credits. Accounts receivable for market data revenues, net of the allowance, totaled $10.6 million and $5.5 million at June 30, 2007 and December 31, 2006, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

The Company maintains a reserve for non-collectible receivables of other revenues in the amount of $633,000 and $552,000 at June 30, 2007 and December 31, 2006, respectively, to cover potential bad debts and expected unclaimed credits. Accounts receivable for other revenues, net of the allowance, totaled $304,000 and $197,000 at June 30, 2007 and December 31, 2006, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

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

Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or shares of approved money market mutual funds, of a minimum of $2.0 million in a fund known as a guaranty fund (the “Guaranty Fund”). The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. Although there is one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division. On June 30, 2007, the board of directors of the Company determined to increase the minimum security deposit required by each clearing member firm to $2.5 million. This increase is anticipated to be implemented in the third quarter of 2007.

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

The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in securities purchased under agreements to resell. Margin deposits and Guaranty Fund balances earning interest for clearing member firms are reported below, however, are not included in the Company’s condensed consolidated balance sheets.

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007			December 31, 2006
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$8,378	$40	$8,418	$10,010	$42	$10,052
Securities held for resale	—	—	—	7,000	—	7,000

Total cash and securities	8,378	40	8,418	17,010	42	17,052

Cash and securities earning interest for members
Money market funds	5,350,447	85,604	5,436,051	5,788,910	71,036	5,859,946
U.S. Treasuries	10,498,084	167,778	10,665,862	9,692,639	171,061	9,863,700
Letters of credit	2,061,706	—	2,061,706	2,571,918	—	2,571,918

Total cash and securities	17,910,237	253,382	18,163,619	18,053,467	242,097	18,295,564

Total funds	$17,918,615	$253,422	$18,172,037	$18,070,477	$242,139	$18,312,616

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Goodwill and Indefinite-Lived Intangible Asset

In 1994, NYMEX Division acquired the equity interests, but not the trading rights and protections, of the owners of COMEX Division memberships. As part of the agreement for this acquisition, a $10 million payment would be made to the owners of COMEX Division memberships in the event the Company consummated an initial public offering (“Special IPO Payment”). Upon the Company’s successful completion of its initial public offering on November 22, 2006, the Special IPO Payment was made to owners of COMEX Division memberships of record as of November 16, 2006. This payment was considered additional consideration to the original purchase price of the COMEX equity interests and, therefore, was recorded as additional goodwill on the Company’s condensed consolidated balance sheets. Goodwill amounted to $26.3 million at June 30, 2007 and December 31, 2006.

On November 20, 2006, the owners of COMEX Division memberships voted on and approved an agreement with the Company in which their trading rights and protections were terminated in exchange for certain new trading rights and protections. The value assigned to the acquired trading rights was based on a measurement date of September 20, 2006, the date the agreement was entered into. The average price of the Company’s common stock for the two days before and after the measurement date was used to value the trading rights at approximately $280.8 million. Included in the value are direct costs the Company incurred in preparing and negotiating such agreement. The Company considered the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets, in determining that the acquired trading rights have an indefinite useful life.

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

NOTE 6.    Long-Term Investments

Long-term investments are comprised principally of the Company’s investments in Montréal Exchange, DME Holdings and Optionable, Inc. as described below:

On April 10, 2007, the Company entered into a Stock and Warrant Purchase Agreement with Optionable, Inc. (“Optionable”), an energy derivatives broker, whereby the Company purchased 19% of Optionable’s outstanding common shares on a fully diluted basis for approximately $28.9 million in cash. The warrant entitles the Company to purchase from Optionable common shares so as to increase the Company’s ownership to an amount not to exceed 40% of Optionable’s outstanding common shares on a fully diluted basis. Following a precipitous fall in Optionable’s stock price during May 2007 due to the loss of a major customer and resignation of its chief executive officer, among other matters, the Company evaluated its investment in Optionable for other-than-temporary impairment. In evaluating this investment, the Company took into consideration the severity of the stock price decline, the expected period of time necessary for a recovery to occur and the Company’s ability to retain its investment during the period anticipated for recovery in fair value, if any. In analyzing Optionable’s financial condition and following the guidance in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company determined the impairment in its Optionable investment as other-than-temporary and recorded a pre-tax charge of approximately $26 million in the current quarter. This charge is recorded in losses from unconsolidated investments on the Company’s condensed consolidated statements of income. The shares of Optionable are considered available-for-sale securities in accordance with SFAS No. 115. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. At June 30, 2007, the fair value of the securities was approximately $4.5 million.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 13, 2007, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with Bourse De Montréal, Inc., a Canadian corporation (“Montréal Exchange”) whereby the Company purchased approximately 3.1 million common shares of Montréal Exchange for approximately $78 million in cash. The shares purchased represent approximately 10% of the total outstanding shares of Montréal Exchange immediately after the execution of the Agreement, which was consummated on March 23, 2007. The Company accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of Montréal Exchange. Subsequently, on March 27, 2007, Montréal Exchange commenced trading on the Toronto Stock Exchange under the symbol “MXX.” Following the public offering of the Montréal Exchange, the Company evaluated and concluded that its investment in Montréal Exchange should be reported as an “available-for-sale” security in accordance with SFAS No. 115. At June 30, 2007, the fair value of the securities was approximately $113.5 million.

In June 2005, the Company and Tatweer Dubai LLC (“Tatweer”), a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”), which is jointly owned by the Company and Tatweer Dubai LLC, was incorporated as a limited company under the laws of Bermuda. DME Holdings is the indirect owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. On June 1, 2007, DME commenced offering sour crude and fuel oil products for trading. DME is regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC.

On May 24, 2007, DME Holdings entered into a Shareholders Agreement with Oman Investment Fund to ultimately sell a 31.58% equity interest in DME Holdings. In conjunction with this agreement, the Company and Tatweer loaned $13.7 million each to DME Holdings in order to meet the financial resource requirements of the regulatory authorities. Upon the consummation of the restructuring of the investment pursuant to the Shareholders Agreement, the Company will ultimately own 34.21% economic and voting interest in DME Holdings.

The Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. For the three- and six-month periods ended June 30, 2007, the Company incurred losses, attributable to its investment, of approximately $3.0 million and $4.6 million, respectively, as compared to $0.3 million and $0.7 million, respectively, for the three- and six-month periods ended June 30, 2006. These losses are recorded in losses from unconsolidated investments on the condensed consolidated statements of income.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the company’s headquarters, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At June 30, 2007 and December 31, 2006, the notes payable balance, including the current portion, was $83.1 million. At June 30, 2007, the fair value of the notes was approximately $98.1 million.

NOTE 8.    Earnings per Share

The Company calculates earnings per share using common stock issued, which differs from common stock outstanding due to the issuance of common stock as consideration for the trading rights the Company acquired from the owners of COMEX Division memberships (see Notes 5 and 13). The calculation of earnings per common share for the period ended June 30, 2007 and 2006 is as follows (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$41,745	$38,133	$97,965	$71,766
Less: Accrued preferred stock dividends	—	2,206	—	2,622
Accretion of preferred stock issuance costs	—	345	—	410

Earnings available to common stockholders	$41,745	$35,582	$97,965	$68,734

Weighted average common shares outstanding	94,450,000	73,440,000	94,450,000	44,227,000
Participating securities—convertible preferred stock	—	8,160,000	—	4,914,000

Weighted average common shares outstanding—basic	94,450,000	81,600,000	94,450,000	49,141,000

Effect of stock options	277,000	—	266,000	—
Effect of restricted stock units	71,000	—	68,000	—

Weighted average common shares outstanding—dilutive	94,798,000	81,600,000	94,784,000	49,141,000

Earnings per Share:
Basic	$0.44	$0.44	$1.04	$1.40
Diluted	$0.44	$0.44	$1.03	$1.40

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Earnings available to common stockholders	$41,745	$35,582	$97,965	$68,734

Weighted average common shares outstanding:
Basic	94,450,000	81,600,000	94,450,000	78,354,000
Effect of stock options	277,000	—	266,000	—
Effect of restricted stock units	71,000	—	68,000	—

Diluted	94,798,000	81,600,000	94,784,000	78,354,000

Earnings per Share:
Basic	$0.44	$0.44	$1.04	$0.88
Diluted	$0.44	$0.44	$1.03	$0.88

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Members’ Retirement Plan and Benefits

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the MRRP, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan with a contribution of $800,000 in 2006 and expects to do so again in 2007. Based on actuarial estimates and continued funding of $800,000 per year, the Company expects the plan to be fully funded by 2019. The annual contribution may be reduced if changes in actuarial estimates indicate that full funding can be achieved without making the entire funding contributions indicated above. Based on actuarial estimates, the Company’s contributions are charged against current operations. All benefits to be paid under the MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

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

The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater. In addition, pursuant to the CME Agreement, if the Company acquires or merges with an entity, that at the time of such acquisition or merger, operates a trading execution system for futures or futures options products (or off-exchange look-alike versions of such products), electronic trading of such products shall be transitioned to CME Globex electronic trading platform within two years. For the three- and six-month periods ended June 30, 2007, the Company incurred fees of $13.5 million and $25.9 million, respectively, under the terms of the CME Agreement which are included in direct transaction costs on the condensed consolidated statements of income.

NOTE 11.    Pension and Other Benefit Plans

The Company sponsors various defined contribution and postretirement plans to qualifying employees. The Company also provides postemployment benefits to eligible employees after employment but before retirement.

Savings Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) that incorporates a deferred salary arrangement under Section 401(k) of the Internal Revenue Code to all eligible domestic employees. The

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company matches employee contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible Savings Plan member upon achievement by the Company of certain performance targets.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At June 30, 2007 and December 31, 2006, deferred compensation amounted to $2.7 million and $2.4 million, respectively, and is included in accrued salaries and related liabilities on the condensed consolidated balance sheets.

Postemployment Plan

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at June 30, 2007 and December 31, 2006 were $0.7 million and $0.5 million, respectively.

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

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the three and six months ended June 30, 2007 and 2006 included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service costs	$110	$109	$220	$218
Interest costs	108	115	216	230
Amortization of prior service costs	(14)	(14)	(28)	(28)
Amortization of net (gain) loss	16	22	32	44

Total net period postretirement benefit cost	$220	$232	$440	$464

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the filing of the 2006 consolidated financial statements, the Company’s management determined that it had not properly classified the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). Specifically, the Company misclassified the unfunded status of the postretirement benefit plan as a component of total comprehensive income for the year ended December 31, 2006. The Company corrected the accompanying condensed consolidated statements of stockholders’ equity to properly classify the adoption of SFAS No. 158 as an adjustment to accumulated other comprehensive income at December 31, 2006.

NOTE 12.    Lease Termination Costs

In June 2006, the Company ceased its floor trading operations of its London-based exchange. As a result, the Company incurred lease termination costs of approximately $1.5 million during the first and second quarters of 2006 on various operating leases it had contracted to support its floor trading operations. In September 2006, the Company consolidated its London offices, and in doing so vacated its location at 131 Finsbury Pavement. The Company began negotiations with the landlord during September 2006 to buy out the remaining lease term. As such, the Company recorded a charge of approximately $1.9 million in the third quarter of 2006 for the estimated amount to be paid. This charge was recorded in occupancy and equipment on the Company’s condensed consolidated statements of income.

The following tables summarize the activity related to the various London exchange lease terminations in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

	Lease Termination Costs		Lease Termination Costs
Total expected to be incurred	$3,426	Liability at January 1, 2007	$2,980

		Charges	—
Charges incurred in 2006	$3,426	Payments	(549)

Charges incurred in 2007	—
Cumulative charges incurred as of June 30, 2007	$3,426	Liability at June 30, 2007	$2,431

NOTE 13.    Common Stock

At June 30, 2007, the composition of common stock was as follows:

	Authorized¹	Issued	Outstanding²
Common Stock	101,984,800	21,734,100	21,734,100
Series A-1 Common Stock	24,480,000	19,806,000	19,806,000
Series A-2 Common Stock	24,480,000	23,310,000	23,310,000
Series A-3 Common Stock	24,480,000	23,411,000	23,411,000
Series B-1 Common Stock	2,161,600	1,974,000	1,974,000
Series B-2 Common Stock	2,161,600	2,099,300	1,309,700
Series B-3 Common Stock	2,161,600	2,115,400	1,325,800

	181,909,600	94,449,800	92,870,600

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

[2]

Series B-1, Series B-2 and Series B-3 Common Stock were issued as consideration for the trading rights the Company acquired from the owners of COMEX Division memberships (see Note 5). In accordance with the terms of the agreement, each of the 772 owners of COMEX Division memberships was to receive 8,400 shares of the Company’s common stock (2,800 Series B-1, 2,800 Series B-2, and 2,800 Series B-3 shares) and was able to individually elect the timing of the receipt of those shares. The election choices included the receipt of: (i) all shares on the date the agreement was consummated (November 20, 2006); (ii) all shares on January 2, 2007; or (iii) in one-third increments on the 180th, 360th and 540th day following the date the Company’s Registration Statement on Form S-1, as filed with the SEC, became effective (November 16, 2006). As a result of the election by the 772 owners of COMEX Division memberships: 204 elected to receive their shares, totaling 1,713,600 shares, on November 20, 2006; 286 elected to receive their shares, totaling 2,402,400 shares, on January 2, 2007; and 282 elected to receive their shares, totaling 2,368,800 shares, in one-third increments as described above.

NOTE 14.    Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash paid for:
Interest	$61,856	$61,678

Income taxes	$86,596	$53,759

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$35,947	$738

Issuance of common stock	$—	$734

Cumulative redeemable convertible preferred stock dividends and amortization of issue costs	$—	$3,032

NOTE 15.    Share-Based Compensation

At June 30, 2007, the Company has only one share-based compensation plan (“Plan”) that was described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to employees and directors for up to 4.3 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its stockholders. The exercise price for all stock options is not less than 100% of the fair market value of the common stock on the date of grant. Notwithstanding the foregoing, the fair market value of a share of common stock for purposes of determining awards with a grant date as of the Company’s initial public offering was set in the final prospectus for such initial public offering. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the consideration for the award shall be services actually rendered to the Company or for the Company’s benefit. All share-based compensation currently awarded vest over a varying period of up to four years from the date of grant. Non-qualified stock options currently awarded have a maximum term of 8 years.

The following table summarizes the changes in non-qualified stock options under the Company’s share-based compensation plan for the three- and six-month periods ended June 30, 2007:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Shares (in thousands)	Weighted average exercise price	Shares (in thousands)	Weighted average exercise price
Outstanding at the beginning of the period	1,306.5	$59.00	1,334.5	$59.00
Granted	58.5	130.60	58.5	130.60
Exercised	—	—	—	—
Forfeited or expired	21.5	59.00	49.5	59.00

Outstanding at the end of the period	1,343.5	$62.12	1,343.5	$62.12

Options exercisable at the end of the period	—	—	—	—

A summary of the status of the Company’s non-vested shares restricted stock unit awards for the three- and six-month periods ended June 30, 2007, is presented below:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Shares	Weighted average Grant-Date Fair Value	Shares	Weighted average Grant-Date Fair Value
	(in thousands)		(in thousands)
Nonvested at the beginning of the period	192.1	$11,336.6	198.7	$11,726.0
Granted	10.2	1,278.5	10.2	1,278.5
Vested	—	—	—	—
Forfeited or expired	4.3	253.7	10.9	643.1

Nonvested at the end of the period	198.0	$12,361.4	198.0	$12,361.4

On a quarterly basis, the Company evaluates the expected forfeiture rate based upon actual terminations in the current quarter. As of June 30, 2007, the current forfeiture rate for the non-vested non-qualified stock options and restricted stock unit awards was 10.7% and 12.0%, respectively, as compared to 1.9% and 3.4%, respectively, at December 31, 2006. As of June 30, 2007, there was $32.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over the future vesting period of four years.

NOTE 16.    Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing and trading on the CME Globex® electronic trading platform. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees.

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

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$41,219	$122,378	$—	$163,597	$66,189	$56,326	$—	$122,515
Direct transaction costs	—	24,318	—	24,318	74	7,980	—	8,054
Depreciation and amortization	1,766	1,848	—	3,614	3,909	1,005	—	4,914
Other operating expenses	16,507	21,671	—	38,178	27,431	12,912	—	40,343

Operating income	22,946	74,541	—	97,487	34,775	34,429	—	69,204
Non-operating income (expense)	—	—	(23,472)	(23,472)	—	—	137	137

Income (loss) before provision (benefit) for income taxes	22,946	74,541	(23,472)	74,015	34,775	34,429	137	69,341
Provision (benefit) for income taxes	10,004	32,500	(10,234)	32,270	15,649	15,493	66	31,208

Net income (loss)	$12,942	$42,041	$(13,238)	$41,745	$19,126	$18,936	$71	$38,133

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$87,352	$240,471	$—	$327,823	$129,632	$104,553	$—	$234,185
Direct transaction costs	—	48,420	—	48,420	536	14,401	—	14,937
Depreciation and amortization	3,592	3,553	—	7,145	6,323	1,925	—	8,248
Other operating expenses	36,559	42,500	—	79,059	56,090	23,800	377	80,267

Operating income	47,201	145,998	—	193,199	66,683	64,427	(377)	130,733
Non-operating income (expense)	—	—	(19,503)	(19,503)	—	—	321	321

Income (loss) before provision (benefit) for income taxes	47,201	145,998	(19,503)	173,696	66,683	64,427	(56)	131,054
Provision (benefit) for income taxes	20,580	63,655	(8,505)	75,731	30,141	29,121	26	59,288

Net income (loss)	$26,621	$82,342	$(10,998)	$97,965	$36,542	$35,305	$(82)	$71,766

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

NOTE 18.    Commitments and Contingencies

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of June 30, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	3,208	6,205	5,994	5,783	5,573	36,213	62,976
Services agreements¹	4,650	10,080	10,270	11,571	30,948	—	67,519
Operating leases—facilities	1,501	3,000	3,027	3,306	3,585	2,186	16,605
Operating leases—equipment	920	1,634	691	26	—	—	3,271
Other long-term obligations	800	800	800	800	800	6,417	10,417

Total contractual obligations	$13,896	$24,536	$23,599	$24,303	$48,645	$108,907	$243,886

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME. The CME Agreement has a ten-year term from the launch date (June 2006) with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 1, the Company has $2.0 million of unrecognized tax benefits as of June 30, 2007. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2007 through 2069. For the three months ended June 30, 2007 and 2006, rental expense for facilities and the land lease amounted to $0.7 million and $1.2 million, respectively. For the six months ended June 30, 2007 and 2006, rental expense for facilities and the land lease amounted to $1.3 million and $3.9 million, respectively. The six-month period ended June 30, 2006 included a $1.8 million lease termination charge the Company incurred in regards to office space it formerly leased in New York City. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are recorded in occupancy and equipment expense on the condensed consolidated statements of income using the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. For the three months ended June 30, 2007 and 2006, rents collected from these leases were $2.2 million and $2.1 million, respectively. For the six months ended June 30, 2007 and 2006, rents collected from these leases were $4.3 million and $4.2 million, respectively. Rents collected are recorded in other revenue on the condensed consolidated statements of income. Future minimum rental income for the years 2007 through 2011 are as follows:

(in thousands)
2007	$3,787
2008	5,666
2009	4,804
2010	4,484
2011	4,221
Thereafter	6,557

Total	$29,519

In accordance with the DME shareholders agreement, the Company is required to contribute capital to the joint-venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At June 30, 2007, the Company has contributed a total of $6.5 million.

Financial Guarantees

The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At June 30, 2007, there were total seat loan balances of $5.4 million and securities pledged against the seat loan balances of $6.4 million.

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

There were no events of default during the six months ended June 30, 2007, in any of the above arrangements, in which a liability should be recognized.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2007. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. On August 1, 2007, the United States Court of Appeals affirmed the judgment of the lower Court. NYMEX is presently considering whether to seek a further review of, or appeal from, the decision.

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

The NYMEX Division provides a marketplace for trading energy, metals and soft commodity futures and options. The COMEX Division provides a marketplace for trading precious and base metals futures and options. NYMEX Division’s principal markets include crude oil, natural gas, heating oil and gasoline. COMEX Division’s principal markets include gold, silver and high grade copper. In addition, the Company presently offers soft commodities futures contracts for coffee, sugar, cocoa, cotton and orange juice. The Company provides the physical facilities for open outcry auction markets. The open outcry markets operate during regular business hours, and trading activities in these markets are, for purposes of this management discussion, referred to as floor trading. In addition, the Company makes its product slate available for electronic trading on CME Globex electronic trading platform virtually 24 hours a day and five days per week to market participants.

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

Market data relating to proprietary prices of contracts executed on the Company’s divisions are sold to vendors who redistribute this information to market participants and others. The level of market data fees is dependent upon the number of vendors and the number of end users receiving data through the vendor redistribution process. The Company relies on its market data vendors to supply accurate information regarding the number of subscribers that are accessing the Company’s market data. As such, the Company conducts periodic audits of the information provided by its market data vendors.

The Company’s expenses consist primarily of direct transaction costs, employee compensation and benefits and the cost of facilities, equipment, software and communications to support the Company’s trading and clearing operations. The Company also incurs marketing costs associated with the development and launch of new products and services. The Company continually invests in technology and infrastructure to support market expansion, enhance its trading and clearing technology, and develop new products and services.

Note Regarding Forward-Looking Statements

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2006 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company as of the date hereof, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to the trading and clearing of contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Results of Operations

Net income for the three months ended June 30, 2007 was $41.7 million, an increase of $3.6 million or 9%, from $38.1 million for the same period last year. Excluding the impairment charge related to the Company’s investment in Optionable, Inc. (“Optionable”), which amounted to $26.0 million on a pre-tax basis or $14.6 million on an after-tax basis, net income for the three months ended June 30, 2007 was $56.4 million, an increase of $18.3 million or 48% from the same period last year. The increase in net income was the result of operating revenues increasing by $41.1 million, which was partially offset by increases in operating and non-operating expenses of $12.8 million and $23.6 million, respectively. In addition, income taxes increased $1.1 million.

Net income for the six months ended June 30, 2007 was $98.0 million, an increase of $26.2 million or 37%, from $71.8 million for the same period last year. Excluding the impairment charge, net income for the six months ended June 30, 2007 was $112.6 million, an increase of $40.8 million or 57% from the same period last year. The increase in net income was the result of operating revenues increasing by $93.6 million, which was partially offset by increases in operating expenses, non-operating expenses and income taxes of $31.2 million, $19.8 million and $16.4 million, respectively.

The increases in operating revenues for both the three- and six-month periods were principally due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes and an increased fee schedule applied to NYMEX Division member rates that became effective May 1, 2007. The increases in operating expenses for both the three- and six-month periods were due primarily to increases in direct transaction costs, which are directly associated with higher clearing and transaction volume. The increases in non-operating expenses for both the three- and six-month periods were principally attributable to the pre-tax charge of $26 million related to the impairment of NYMEX’s investment in Optionable.

Revenues

Clearing and Transaction Fees

Clearing and transaction fees for the three months ended June 30, 2007 were $137.4 million, an increase of $34.1 million or 33%, from $103.3 million for the same period last year.

Clearing and transaction fees for the six months ended June 30, 2007 were $275.6 million, an increase of $79.8 million or 41%, from $195.8 million from the same period last year.

The increases for both the three- and six-month periods were due primarily to new electronic volume from the Company’s products traded on the CME Globex electronic trading platform, as well as higher NYMEX ClearPort® Clearing volumes. The total volumes of contracts traded and/or cleared for the three and six months ended June 30, 2007 were 87.9 million contracts and 180.3 million contracts, respectively, increases of 23% and 30%, respectively, compared to the same periods last year. For the three and six months ended June 30, 2007, average daily volume was 1.396 million contracts and 1.454 million contracts, respectively, increases of 23% and 31%, respectively, compared to the same periods last year. Additionally, the gross average rate per contract for the three and six months ended June 30, 2007 increased to $1.56 and $1.53, respectively, from $1.45 and $1.41, respectively, in the prior year periods.

Provided below is a summary of total volume traded and/or cleared and open interest on the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented excludes contracts cleared through NYMEX ClearPort® Clearing. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. Trading and clearing volumes include futures settlement and options exercise transactions for which transaction fees are assessed. In its Quarterly Report on Form 10-Q for the period ended June 30, 2006, the Company reported its NYMEX Division volume of its four benchmark energy contracts separately. These benchmark energy contracts are: (i) light sweet crude oil; (ii) Henry Hub natural gas; (iii) NY heating oil; and (iv) NY harbor unleaded gasoline. All other crude oil, natural gas, heating oil or gasoline contracts, that were not the benchmark energy contracts, were reported in the NYMEX Division volumes as part of “other.” For this Form 10-Q, the Company has grouped all contracts by their underlying commodity. Accordingly, prior period volume information has been adjusted to reflect this new presentation for comparative purposes. Open interest represents the number of contracts at June 30, 2007 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

For the three months ended June 30, 2007, the volume of futures and options contracts traded and cleared on the NYMEX Division was 59.0 million contracts, an increase of 15.1 million contracts or 35%, compared to 43.9 million contracts for the same period last year. Futures contract volume was 48.3 million contracts, an increase of 13.6 million contracts or 39%, compared to 34.7 million contracts for the same period last year. Options contract volume was 10.7 million contracts, an increase of 1.5 million contracts or 17%, compared to 9.2 million contracts for the same period last year.

For the six months ended June 30, 2007, the volume of futures and options contracts traded and cleared on the NYMEX Division was 118.4 million contracts, an increase of 32.5 million contracts or 38%, compared to 85.9 million contracts for the same period last year. Futures contract volume was 97.2 million contracts, an increase of 28.9 million contracts or 42%, compared to 68.3 million contracts for the same period last year. Options contract volume was 21.2 million contracts, an increase of 3.6 million contracts or 21%, compared to 17.6 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s energy futures and options products:

NYMEX Division Contracts Traded and Cleared

For the Three Months Ended June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
			(in thousands)
Crude oil	30,225	7,102	37,327	20,541	6,061	26,602
Natural gas	7,601	3,037	10,638	7,172	2,679	9,851
Heating oil	4,375	127	4,502	3,433	159	3,592
Gasoline	5,815	452	6,267	3,310	279	3,589
Other	278	22	300	218	—	218

Total	48,294	10,740	59,034	34,674	9,178	43,852

NYMEX Division Contracts Traded and Cleared

For the Six Months Ended June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
			(in thousands)
Crude oil	62,355	15,122	77,477	40,619	11,383	52,002
Natural gas	15,364	5,134	20,498	13,339	5,334	18,673
Heating oil	8,952	311	9,263	6,928	362	7,290
Gasoline	9,996	643	10,639	7,005	530	7,535
Other	492	22	514	421	—	421

Total	97,159	21,232	118,391	68,312	17,609	85,921

NYMEX Division Contracts Open Interests

At June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	1,570	3,553	5,123	723	2,488	3,211
Natural gas	807	1,315	2,122	560	1,570	2,130
Heating oil	237	49	286	157	55	212
Gasoline	183	97	280	204	—	204
Other	33	—	33	381	6	387

Total	2,830	5,014	7,844	2,025	4,119	6,144

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division for the three- and six-month periods ended June 30, 2007 were due primarily to the following factors:

•	Continued strong global demand for crude oil, heating oil and gasoline;

•	Unrest in Nigeria and other oil producing countries in the Middle East and Africa heightened concerns over the reliability of oil exports from such countries;

•	A steady increase in the price of gasoline due to various disruptions at refineries, which resulted in lower production in the U.S.; and

•	Increased acceptance and accessibility of electronic trading.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

COMEX Division

For the three months ended June 30, 2007, the volume of futures and options contracts traded and cleared on the COMEX Division was 9.5 million contracts, a decrease of 0.3 million contracts or 3%, compared to 9.8 million contracts for the same period last year. Futures contract volume was 8.3 million contracts, an increase of 0.5 million contracts or 6%, compared to 7.8 million contracts for the same period last year. Options contract volume was 1.2 million contracts, a decrease of 0.8 million contracts or 41%, compared to 2.0 million contracts for the same period last year.

For the six months ended June 30, 2007, the volume of futures and options contracts traded and cleared on the COMEX Division was 18.9 million contracts, a decrease of 0.7 million contracts or 4%, compared to 19.6 million contracts for the same period last year. Futures contract volume was 16.4 million contracts, an increase of 0.4 million contracts or 3%, compared to 16.0 million contracts for the same period last year. Options contract volume was 2.5 million contracts, a decrease of 1.1 million contracts or 32%, compared to 3.6 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products:

COMEX Division Contracts Traded and Cleared

For the Three Months Ended June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	5,448	817	6,265	4,825	1,318	6,143
Silver	1,771	323	2,094	1,939	607	2,546
High grade copper	1,086	12	1,098	1,036	39	1,075
Aluminum	—	—	—	3	—	3

Total	8,305	1,152	9,457	7,803	1,964	9,767

COMEX Division Contracts Traded and Cleared

For the Six Months Ended June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	11,207	1,839	13,046	10,290	2,372	12,662
Silver	3,238	612	3,850	3,685	1,203	4,888
High grade copper	1,954	21	1,975	1,979	73	2,052
Aluminum	1	—	1	9	—	9

Total	16,400	2,472	18,872	15,963	3,648	19,611

COMEX Division Contracts Open Interests

At June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	377	337	714	246	331	577
Silver	117	102	219	150	105	255
High grade copper	79	2	81	81	5	86
Aluminum	—	—	—	1	—	1

Total	573	441	1,014	478	441	919

The Company believes the varying increases and decreases in futures and options metals contracts traded and cleared on the COMEX Division for the three- and six-month periods ended June 30, 2007 were due primarily to the following factors:

•	Decreased inflation;

•	A weakened U.S. currency compared to other international currencies;

•	A decrease in the volatility of all metals, particularly during the second quarter;

•	An increase in copper inventories;

•	A decrease in gold available for commercial and financial use due to an increase in gold storage as collateral for exchange traded gold funds; and

•	An increase in price levels for all metals.

NYMEX ClearPort® Clearing

For the three months ended June 30, 2007, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 19.4 million contracts, an increase of 1.7 million contracts or 10%, compared to 17.7 million contracts for the same period last year. Futures contract volume was 11.8 million contracts, a decrease of 1.0 million contracts or 8%, compared to 12.8 million contracts for the same period last year. Options contract volume was 7.6 million contracts, an increase of 2.7 million contracts or 56%, compared to 4.9 million contracts for the same period last year.

For the six months ended June 30, 2007, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 43.0 million contracts, an increase of 10.1 million contracts or 31%, compared to 32.9 million contracts for the same period last year. Futures contract volume was 26.0 million contracts, an increase of 1.5 million contracts or 6%, compared to 24.5 million contracts for the same period last year. Options contract volume was 17.0 million contracts, an increase of 8.7 million contracts or 104%, compared to 8.3 million contracts for the same period last year.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing:

NYMEX ClearPort® Clearing Contracts

For the Three Months Ended June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	10,808	6,606	17,414	12,338	4,373	16,711
Electricity	152	100	252	284	60	344
Petroleum	459	757	1,216	202	443	645
Coal	29	—	29	12	—	12
Other	392	141	533	1	—	1

Total	11,840	7,604	19,444	12,837	4,876	17,713

NYMEX ClearPort® Clearing Contracts

For the Six Months Ended June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	24,249	15,195	39,444	23,535	7,676	31,211
Electricity	314	195	509	648	107	755
Petroleum	955	1,492	2,447	333	562	895
Coal	55	—	55	23	—	23
Other	393	141	534	2	—	2

Total	25,966	17,023	42,989	24,541	8,345	32,886

NYMEX ClearPort® Clearing Open Interests

At June 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	6,564	5,610	12,174	5,217	3,475	8,692
Electricity	232	138	370	263	55	318
Petroleum	357	857	1,214	40	367	407
Coal	13	—	13	5	—	5
Other	2	—	2	1	—	1

Total	7,168	6,605	13,773	5,526	3,897	9,423

The Company believes the continued overall growth of NYMEX ClearPort® Clearing was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. In addition, significant growth in the number of different natural gas products offered, as well as additional products for petroleum on NYMEX ClearPort® Clearing contributed to the increase in volume.

Market Data Fees

For the three months ended June 30, 2007, market data fees were $23.4 million, an increase of $7.5 million or 47%, from $15.9 million for the same period last year.

For the six months ended June 30, 2007, market data fees were $46.5 million, an increase of $15.2 million or 49%, from $31.3 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to the implementation of a new price structure that went into effect on January 1, 2007. Additionally, an increase in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase in fees.

Other, net

For the three months ended June 30, 2007, other revenues were $2.8 million, a decrease of $0.5 million or 13%, from $3.3 million for the same period last year.

For the six months ended June 30, 2007, other revenues were $5.8 million, a decrease of $1.3 million or 19%, from $7.1 million for the same period last year.

The decreases for both the three- and six-month periods were due primarily to the elimination in 2007 of fees the Company charged for the right to trade certain products on its trading floor. In addition, a decline in floor fines contributed to the decrease in both periods.

Operating Expenses

Direct Transaction Costs

For the three months ended June 30, 2007, direct transaction costs were $24.3 million, an increase of $16.2 million or 202%, from $8.1 million for the same period last year.

For the six months ended June 30, 2007, direct transaction costs were $48.4 million, an increase of $33.5 million or 224%, from $14.9 million for the same period last year.

The increases for both the three- and six-month periods were due primarily to volume on the CME Globex electronic trading platform which began in June 2006 (see Note 10 to the unaudited condensed consolidated financial statements). Additionally, increased volume on NYMEX ClearPort® Clearing contributed to the increase in direct transaction costs for both periods. Transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs.

Salaries and Employee Benefits

For the three months ended June 30, 2007, salaries and employee benefits were $20.5 million, an increase of $1.3 million or 7%, from $19.2 million for the same period last year.

For the six months ended June 30, 2007, salaries and employee benefits were $41.5 million, an increase of $4.0 million or 11%, from $37.5 million for the same period last year.

The increases for both the three- and six-month periods were principally attributable to the impact of the Company’s non-cash, share-based compensation awards granted since the Company’s initial public offering in November 2006. Additionally, the Company incurred approximately $0.8 million and $1.4 million in severance related costs for the three- and six-month periods, respectively, as part of a workforce reduction that began during the last half of 2006. Partially offsetting these increases were decreases in employee costs associated with the reduced employee headcount for both the three and six months ended June 30, 2007.

Occupancy and Equipment

For the three months ended June 30, 2007, occupancy and equipment expenses were $5.6 million, a decrease of $0.2 million or 3%, from $5.8 million for the same period last year.

For the six months ended June 30, 2007, occupancy and equipment expenses were $11.5 million, a decrease of $2.5 million or 18%, from $14.0 million for the same period last year.

The decreases for both the three- and six-month periods were due primarily to lease termination charges incurred in the first quarter of 2006 in connection with office space the Company formerly leased in New York City. Additionally, the prior year periods included rent expense for the Company’s London trading floor that ceased operations during 2006. As a result, no rent expense was charged for the two aforementioned properties during the current three- and six-month periods. Partially offsetting these decreases were increased repair and maintenance charges on the Company’s headquarters facility during the current year periods.

Depreciation and Amortization

For the three months ended June 30, 2007, depreciation and amortization expense was $3.6 million, a decrease of $1.3 million or 26%, from $4.9 million for the same period last year.

For the six months ended June 30, 2007, depreciation and amortization expense was $7.1 million, a decrease of $1.1 million or 13%, from $8.2 million for the same period last year.

The decreases for both the three- and six-month periods were due primarily to lower depreciation charges on certain leasehold improvements and equipment. The prior year periods included accelerated depreciation based on a change in estimate to the useful life of such assets as a result of the closure of the Company’s London floor trading operations in 2006. Partially offsetting these decreases were higher computer equipment and software depreciation in the current year periods related to assets necessary for the Company to support the increased volume in electronic trading.

General and Administrative

For the three months ended June 30, 2007, general and administrative expenses were $4.9 million, a decrease of $0.4 million or 7%, from $5.3 million for the same period last year.

For the six months ended June 30, 2007, general and administrative expenses were $9.6 million, a decrease of $1.0 million or 9%, from $10.6 million for the same period last year.

The decreases for both the three- and six-month periods were due primarily to lower board of director fees, as the composition of the board was reduced from twenty-five directors to fifteen directors on May 1, 2006. In addition, general office expenses have declined as a result of cost control measures that were implemented by management last year.

Professional Services

For the three months ended June 30, 2007, professional services expenses were $3.9 million, a decrease of $0.3 million or 7%, from $4.2 million for the same period last year. The decrease was principally attributable to higher legal fees incurred in the prior year period related to various business matters.

For the six months ended June 30, 2007, professional services expenses were $8.1 million, an increase of $0.6 million or 8%, from $7.5 million for the same period last year. The increase for the six-month period is primarily due to higher consulting and legal fees incurred to support the Company’s strategic business initiatives.

Telecommunications

For the three months ended June 30, 2007, telecommunications expenses were $1.4 million, a decrease of $0.4 million or 22%, from $1.8 million for the same period last year.

For the six months ended June 30, 2007, telecommunications expenses were $2.8 million, a decrease of $0.7 million or 19%, from $3.5 million for the same period last year.

The decreases for both the three- and six-month periods were due primarily to lower data communication related expenses, which was mainly the result of the closing of the London trading floor in the prior year.

Marketing

For the three months ended June 30, 2007, marketing expenses were $1.6 million, a decrease of $0.2 million or 11%, from $1.8 million for the same period last year. The decrease was principally attributable to higher advertising and other marketing expenses incurred in the prior year period related to the Company’s expansion initiatives.

For the six months ended June 30, 2007, marketing expenses were $3.6 million, an increase of $0.9 million or 30%, from $2.7 million for the same period last year. The increase for the six-month period was due primarily to higher advertising and special event expenses, the purpose of which is to promote the Company and attract new business.

Other Expenses

For the three months ended June 30, 2007, other expenses were $0.2 million, a decrease of $2.0 million or 92%, from $2.2 million for the same period last year.

For the six months ended June 30, 2007, other expenses were $1.8 million, a decrease of $2.6 million or 58%, from $4.4 million for the same period last year.

The decreases for both the three- and six-month periods were due to lower member benefit costs, as the Company discontinued its members’ benefit subsidy program effective April 1, 2007. Additionally, the Company incurred lower losses on asset disposals and lower charitable contributions during the current year periods.

Non-Operating Income and Expenses

Investment Income, net

For the three months ended June 30, 2007, investment income was $6.1 million, an increase of $4.7 million or 353%, from $1.4 million for the same period last year.

For the six months ended June 30, 2007, investment income was $12.8 million, an increase of $10.0 million or 356%, from $2.8 million for the same period last year.

The Company received net proceeds of approximately $344 million from its initial public offering in November 2006. This resulted in a higher amount of funds to invest which, in turn, yielded higher investment income in the current year periods.

Interest Income and Interest Expense/Fees from Securities Lending

Interest income from securities lending for the three and six months ended June 30, 2007 were $31.1 million and $60.5 million, respectively, compared to $33.3 million and $60.5 million for the same respective periods last year. Interest expense/fees from securities lending for the three and six months ended June 30, 2007 were $30.1 million and $59.0 million, respectively, compared to $32.4 million and $58.9 million for the same respective periods last year. For the second quarter 2007, the decrease in both interest income and interest expense/fees is attributable to a lower average daily balance of funds available to invest as compared to same period in 2006. The average daily balance of funds the Company invested during the three months ended June 30, 2007 was approximately $2.3 billion compared to approximately $2.7 billion during the same period last year. These decreases were offset, in part, by a higher average interest rate during the first six months of 2007 when compared to 2006. Despite a lower average daily balance for the six months ended June 30, 2007, interest income and interest expense/fees were essentially flat when compared to the same period last year due to the higher average interest rate in 2007. The ratio of interest expense/fees to interest income will vary, as the Company is able to negotiate better rates on its interest expense depending on whether the securities that it lends out are in greater demand.

Interest Expense

For the three months ended June 30, 2007, interest expense was $1.6 million, a decrease of 3% compared to the same period last year of $1.7 million.

For the six months ended June 30, 2007, interest expense was $3.2 million, a decrease of 3% compared to the same period last year of $3.3 million.

The decreases for both the three- and six-month periods were due primarily to a lower principal balance on the Company’s long-term debt as a result of annual principal payments made each October.

Losses from Unconsolidated Investments

Losses from unconsolidated investments for the three and six months ended June 30, 2007 were $28.9 million and $30.6 million, respectively, compared to $0.4 million and $0.8 million, respectively, for the same periods last year. The significant increase in losses is primarily the result of a pre-tax impairment charge of $26.0 million related to the Company’s investment in Optionable (see Note 6 to the unaudited condensed consolidated financial statements). Additionally, losses from the Company’s investment in the Dubai Mercantile Exchange Limited (“DME”), which totaled $3.0 million and $4.6 million for the current three- and six-month periods, respectively, contributed to the increased losses. The DME commenced trading on June 1, 2007. All costs incurred prior to June 1, 2007 were for the establishment of the DME.

Provision for Income Taxes

The Company’s effective tax rate was 43.6% for the six months ended June 30, 2007 compared to 45.2% for the same period last year. The decline in 2007 was primarily the result of an overall lower state and local effective tax rate due to the increase of electronic trading as a percentage of total clearing and transaction fees.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At June 30, 2007 and December 31, 2006, the Company had $472.9 million and $504.2 million, respectively, in cash and cash equivalents and marketable securities. Working capital at June 30, 2007 and December 31, 2006 was $501.9 million and $485.8 million, respectively. The Company has a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor’s Rating Services that was initially obtained in April 2003 and sustained through a ratings review in September 2006.

Sources and Uses of Cash

The following table is a summary of significant cash flow categories for the six months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$104,598	$69,840
Investing activities	119,321	(353,156)
Financing activities	(225,438)	262,786

Net decrease in cash and cash equivalents	$(1,519)	$(20,530)

Net cash provided by operating activities for the six months ended June 30, 2007 was $104.6 million, an increase of $34.8 million compared to the same period last year. This increase was principally attributable to higher net income of $26.2 million and the noncash, pre-tax impairment charge of $26.0 million, $14.6 million on an after-tax basis, related to the Company’s investment in Optionable. This increase was offset, in part, by decreases in various payable accounts as well as increases in the Company’s receivables and deferred income taxes.

Under its securities lending program, JPMorgan, as agent for the Company, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company, in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. The cash collateral received is recorded as a liability and presented in financing activities on the Company’s condensed consolidated statements of cash flows. The corresponding investment is recorded as an asset and presented in investing activities on the Company’s condensed consolidated statements of cash flows.

Net cash used in investing activities for the six months ended June 30, 2007, exclusive of securities purchased under the securities lending program, was $96.5 million, an increase of $46.6 million compared to the same period last year. This increase was due primarily to the Company’s investment in Montréal Exchange and Optionable (see Note 6 to the unaudited condensed consolidated financial statements) offset, in part, by a decrease in the amount of cash invested in marketable securities.

Net cash used in financing activities for the six months ended June 30, 2007, exclusive of cash received under the securities lending program, was $9.6 million, a decrease of $30.9 million compared to the same period last year. The prior year period included cash dividends paid to the Company’s stockholders totaling $193.6 million that was offset, in part, by $160 million the Company received, net of costs, in connection with its sale of a 10% equity interest in the Company. Cash dividends paid in the current six-month period totaled $9.3 million.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At June 30, 2007 and December 31, 2006, cash and investments were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$17,112	$18,631
Marketable securities	455,740	485,581

	$472,852	$504,212

Included in marketable securities at June 30, 2007 are investments totaling $12.9 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 9 to the unaudited condensed consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 18 to the unaudited condensed consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash, U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2.0 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in cash and securities purchased under agreements to resell. The table in Note 4 to the unaudited condensed consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2007 and December 31, 2006.

Under the securities lending program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company, in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. (see Note 2 to the unaudited condensed consolidated financial statements)

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, services agreements, operating leases and other contracts.

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of June 30, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	3,208	6,205	5,994	5,783	5,573	36,213	62,976
Services agreements¹	4,650	10,080	10,270	11,571	30,948	—	67,519
Operating leases—facilities	1,501	3,000	3,027	3,306	3,585	2,186	16,605
Operating leases—equipment	920	1,634	691	26	—	—	3,271
Other long-term obligations	800	800	800	800	800	6,417	10,417

Total contractual obligations	$13,896	$24,536	$23,599	$24,303	$48,645	$108,907	$243,886

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME. The CME Agreement has a ten-year term from the launch date (June 2006) with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 1 to the unaudited condensed consolidated financial statements, the Company has $2.0 million of unrecognized tax benefits as of June 30, 2007. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

The Company’s senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

In accordance with the DME shareholders agreement, the Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company made an initial capital contribution of $2.5 million in 2005 and made additional capital contributions of $4.0 million in 2006 to the joint venture.

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

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal and interest cash flows for the years 2007 through 2011 and thereafter:

Principal Amounts by Expected Maturity

At June 30, 2007

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2007	$7,273	$798	$8,071	4.12%
2008	2,574	1,141	3,715	3.95%
2009	1,594	1,205	2,799	3.88%
2010	617	1,159	1,776	3.84%
2011	167	981	1,148	3.83%
Thereafter	26,098	17,572	43,670	3.73%

Total	$38,323	$22,856	$61,179

Fair Value	$54,501

Liabilities
Corporate Debt
2007	$2,817	$3,208	$6,025	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
2011	7,739	5,573	13,312	7.76%
Thereafter	64,091	36,213	100,304	7.79%

Total	$83,098	$62,976	$146,074

Fair Value	$98,142

Interest Rate Risk

Investment Income

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three and six months ended June 30, 2007 was $6.1 million and $12.8 million, respectively, compared to $1.4 million and $2.8 million, respectively in the prior year periods. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $455.7 million at June 30, 2007. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and/or cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange: (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also maintains extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, NYMEX Division clearing members, as all NYMEX Division member firms, must each own and hold 150,000 shares of common stock of NYMEX Holdings and two Class A memberships in NYMEX Exchange. The COMEX Division clearing member firms, as all COMEX Division member firms, must each pledge two COMEX Division memberships.

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

Information regarding legal proceedings is disclosed in Note 18 to the unaudited condensed consolidated financial statements under the subheading “Legal Proceedings.” Such disclosure is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 5, 2007.

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

During the six months ended June 30, 2007, the Company used approximately $109 million of the net proceeds to fund its long-term investments, the most significant of which were the Company’s investments in the Montréal Exchange and Optionable, Inc. (see Note 6 to the unaudited condensed consolidated financial statements). The remaining funds are invested in accordance with the Company’s investment policies. There has been no material change in the Company’s planned use of proceeds from its IPO as described in the Company’s final prospectus filed with the SEC.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting held on May 10, 2007, the stockholders elected seven Class I directors, whose terms expire in 2008, and eight Class II directors, whose terms expire in 2009. Voting at the meeting was as follows:

Directors	Class Type	Votes For	Withheld Authority	% Votes For
James Newsome	I	43,005,518	1,245,755	46.71
Dennis Suskind	I	43,082,591	1,168,682	46.79
William Ford	I	43,511,615	739,658	47.26
Harvey Gralla	I	43,187,090	1,064,183	46.91
William Maxwell	I	43,760,749	490,524	47.53
Stephen Ardizzone	I	42,215,325	2,035,948	45.85
A. George Gero	I	43,354,429	896,844	47.09
Richard Schaeffer	II	43,256,446	994,827	46.98
Robert Halper	II	43,360,212	891,061	47.09
Melvyn Falis	II	43,439,962	811,311	47.18
Robert Steele	II	43,477,220	774,053	47.22
Thomas Gordon	II	43,270,466	980,807	47.00
Daniel Rappaport	II	42,404,842	1,846,431	46.06
Neil Citrone	II	42,484,941	1,766,332	46.14
Frank Siciliano	II	42,758,323	1,492,950	46.44

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMEX HOLDINGS, INC.

By:	/s/ JAMES E. NEWSOME
Name:	James E. Newsome
Title:	President & CEO
(Principal Executive Officer)

Date: August 14, 2007

By:	/s/ KENNETH D. SHIFRIN
Name:	Kenneth D. Shifrin
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2007