Form 10-Q
period 2007-09-30
NYMEX HOLDINGS INC
filed 2007-11-09
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

A total of 92,870,600 shares of the registrant’s $0.01 par value common stock were outstanding at November 5, 2007.

PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues
Clearing and transaction fees	$145,259	$119,200	$420,826	$314,966
Market data fees	24,892	15,927	71,392	47,221
Other, net	3,049	3,167	8,805	10,292

Total operating revenues	173,200	138,294	501,023	372,479

Operating Expenses
Direct transaction costs	24,685	16,645	73,105	31,582
Salaries and employee benefits	19,531	22,560	61,051	60,046
Occupancy and equipment	5,306	8,429	16,853	22,467
Depreciation and amortization, net of deferred credit amortization	3,272	3,322	10,417	11,570
General and administrative	4,590	4,569	14,232	15,199
Professional services	5,159	3,278	13,267	10,811
Telecommunications	1,536	1,263	4,376	4,754
Marketing	839	1,681	4,398	4,420
Other expenses	220	2,366	2,063	6,716

Total operating expenses	65,138	64,113	199,762	167,565

Operating income	108,062	74,181	301,261	204,914

Non-Operating Income and Expenses
Investment income, net	4,873	2,936	17,713	5,750
Interest income from securities lending	19,955	37,397	80,448	97,914
Interest expense/fees from securities lending	(18,811)	(36,536)	(77,836)	(95,435)
Interest expense	(1,615)	(1,666)	(4,839)	(5,000)
Losses from unconsolidated investments	(2,020)	(991)	(32,607)	(1,768)

Total non-operating income and expenses	2,382	1,140	(17,121)	1,461

Income before provision for income taxes	110,444	75,321	284,140	206,375
Provision for income taxes	47,870	34,597	123,601	93,885

Net income	$62,574	$40,724	$160,539	$112,490

Earnings per Share
Basic	$0.66	$0.47	$1.70	$1.78

Diluted	$0.66	$0.47	$1.69	$1.78

Weighted Average Number of Common Shares Outstanding
Basic	94,457,000	81,600,000	94,456,000	60,079,000

Diluted	94,836,000	81,600,000	94,827,000	60,079,000

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):

Earnings per Share
Basic	$0.66	$0.47	$1.70	$1.35

Diluted	$0.66	$0.47	$1.69	$1.35

Weighted Average Number of Common Shares Outstanding
Basic	94,457,000	81,600,000	94,456,000	79,448,000

Diluted	94,836,000	81,600,000	94,827,000	79,448,000

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$3,596	$18,631
Collateral from securities lending program	957,806	2,547,312
Marketable securities, at market value	536,499	485,581
Clearing and transaction fees receivable, net of allowance for member credits	50,229	32,853
Prepaid expenses	7,578	7,009
Margin deposits and guaranty funds	21,611	17,052
Other current assets	48,029	10,238

Total current assets	1,625,348	3,118,676
Property and equipment, net	177,332	183,193
Goodwill and indefinite-lived intangible asset	307,125	307,125
Long-term investments	111,054	3,008
Other assets	7,150	11,929

Total assets	$2,228,009	$3,623,931

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$16,285	$14,854
Accrued salaries and related liabilities	18,634	13,688
Payable under securities lending program	957,806	2,547,312
Margin deposits and guaranty funds	21,611	17,052
Income tax payable	11,151	4,984
Other current liabilities	36,354	35,019

Total current liabilities	1,061,841	2,632,909
Grant for building construction deferred credit	104,557	106,166
Long-term debt	80,281	80,281
Members’ retirement obligation	11,964	12,367
Other liabilities	28,425	17,286

Total liabilities	1,287,068	2,849,009

Commitments and contingencies

Stockholders’ equity
Common stock, $ 0.01 par value; 181,909,600 shares authorized, 94,457,405 and 94,449,800 shares issued as of September 30, 2007 and December 31, 2006; and 92,870,600 and 89,678,600 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	944	944
Additional paid-in capital	803,595	796,585
Retained earnings (deficit)	119,826	(21,823)
Accumulated other comprehensive income (loss), net of tax	16,576	(784)

Total stockholders’ equity	940,941	774,922

Total liabilities and stockholders’ equity	$2,228,009	$3,623,931

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2006	816	$—	$69,631	$39,479	$672	$109,782

Comprehensive income:
Net income	—	—	—	154,801	—	154,801
Realization of gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	(672)	(672)

Total comprehensive income						154,129
SFAS No. 158 adjustment to record unrealized post-retirement obligation, net of deferred income taxes of $628.	—	—	—	—	(784)	(784)

Dividends declared:
Common stock, $36,765/share on January 11, 2006	—	—	—	(30,000)	—	(30,000)
Common stock, $196,078/share on March 6, 2006	—	—	(68,897)	(91,103)	—	(160,000)
Common stock, $0.06/share on July 6, 2006	—	—	—	(5,000)	—	(5,000)
Common stock, $0.14/share on November 10, 2006	—	—	—	(10,000)	—	(10,000)
Common stock, $0.98/share on November 10, 2006	—	—	—	(80,000)	—	(80,000)
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	6,365,000	64	347,907	—	—	347,971
Direct costs of initial public offering	—	—	(3,749)	—	—	(3,749)
Conversion of cumulative redeemable convertible preferred stock to common stock	8,160,000	82	153,016	—	—	153,098
Additional proceeds from private equity offering	—	—	10,000	—	—	10,000
Issuance of common stock for purchase of COMEX electronic trading rights	6,484,800	64	279,538	—	—	279,602
Tax benefit related to NYMEX MRRP	—	—	8,591	—	—	8,591
Share-based compensation awards	—	—	1,282	—	—	1,282

Balances at December 31, 2006	94,449,800	944	796,585	(21,823)	(784)	774,922
Comprehensive income:
Net income	—	—	—	160,539	—	160,539
Foreign currencies translations	—	—	—	—	209	209
Unrealized gain on available-for-sale securities, net of deferred income taxes of $13,206	—	—	—	—	17,151	17,151

Total comprehensive income						177,899
Dividends declared:
Common stock, $0.10/share on April 30, 2007	—	—	—	(9,445)	—	(9,445)
Common stock, $0.10/share on August 1, 2007	—	—	—	(9,445)	—	(9,445)
Share-based compensation awards	7,605	—	7,356	—	—	7,356
Direct costs of initial public offering	—	—	(346)	—	—	(346)

Balances at September 30, 2007 (Unaudited)	94,457,405	$944	$803,595	$119,826	$16,576	$940,941

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$160,539	$112,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,026	12,960
Amortization of intangibles	—	219
Deferred grant credits	(1,984)	(1,984)
Deferred rental income	(506)	(506)
Deferred rent expense	(143)	(162)
Deferred income taxes	(14,493)	(605)
Allowance for doubtful accounts and credits	393	(567)
Share-based compensation	7,356	—
Other, net	5,701	1,324
Asset impairment and disposition losses	26,004	1,161
Decrease (increase) in operating assets:
Clearing and transaction fees receivable	(17,376)	(15,375)
Prepaid expenses	(569)	(813)
Margin deposits and guaranty fund assets	(4,559)	71,302
Other current assets	(9,336)	(3,290)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,431	(4,806)
Accrued salaries and related liabilities	4,946	7,485
Margin deposits and guaranty fund liabilities	4,559	(71,302)
Income tax payable	6,167	3,612
Other current liabilities	1,019	10,116
Other liabilities	627	1,114
Members’ retirement obligation	(403)	(55)

Net cash provided by operating activities	181,399	122,318

Cash flows from investing activities
Decrease (increase) in collateral from securities lending program	1,589,506	(132,102)
(Increase) decrease in securities purchased under agreements to resell	(17,360)	6,900
Purchase of long-term investments	(109,143)	(2,925)
Loan to unconsolidated entity	(13,700)	—
Increase in marketable securities	(33,558)	(93,071)
Capital expenditures	(6,207)	(8,722)
Decrease in other assets	2,454	593

Net cash provided by (used in) investing activities	1,411,992	(229,327)

Cash flows from financing activities
Direct costs of initial public offering	(346)	—
Proceeds from issuance of preferred stock	—	160,000
Costs related to issuance of preferred stock	—	(6,902)
(Decrease) increase in obligation to return collateral under securities lending program	(1,589,506)	132,102
Dividends paid	(18,574)	(198,600)

Net cash (used in) provided by financing activities	(1,608,426)	86,600

Net decrease in cash and cash equivalents	(15,035)	(20,409)
Cash and cash equivalents, beginning of period	18,631	35,664

Cash and cash equivalents, end of period	$3,596	$15,255

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

Certain reclassifications have been made to the condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2006 to conform to the current presentation. Investment income, net, interest income from securities lending, interest expense/fees from securities lending, interest expense and losses from unconsolidated investments are currently presented in the non-operating income and expenses

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

section of the condensed consolidated statements of income. Previously, investment income, net and interest income from securities lending (which was reported net of related securities lending interest expense) were reported in the revenues section. Fees related to securities lending were previously reported in general and administrative expenses. Interest expense was reported as a separate operating expense and losses from unconsolidated investments were reported in other expenses. Additionally, direct transaction costs are reported separately as part of operating expenses. Previously, direct transaction costs were reported in general and administrative expenses.

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

As of the date of adoption, the Company had approximately $1.9 million of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate. As of September 30, 2007, the Company has $2.2 million of unrecognized tax benefits.

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the provision for income taxes line of the condensed consolidated statements of income. During the nine-month period ended September 30, 2007, the Company recognized approximately $0.1 million of accrued interest associated with uncertain tax positions. As of September 30, 2007, the Company has approximately $0.7 million of accrued interest related to uncertain tax positions, which is included in the $2.2 million noted above.

The earliest tax year open to examination by the Internal Revenue Service and the other tax jurisdictions in which the Company files a tax return is 2003. During the second quarter, the Company concluded a tax examination with the City of New York for the years 2000 through 2002. At the conclusion of this examination, a payment was made to the City of New York in the amounts of $0.2 million of tax and $0.1 million of interest for a total of $0.3 million. The resolution of this examination had no impact on the Company’s effective tax rate.

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. The Company is currently evaluating the potential effects of the adoption of SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB released SFAS No. 159, Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company’s fiscal year 2008. The Company is currently evaluating the potential effects of the adoption of SFAS No. 159 on its results of operations and financial position.

NOTE 2.    Securities Lending

The Company entered into an agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. Interest expense is then paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administering the transaction. Interest income and interest expense, as well as the fee paid to JPMorgan, are reported in the non-operating income and expenses section on the Company’s condensed consolidated statements of income. At September 30, 2007, the fair value of the securities on loan was $957.8 million. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $80.4 million, $77.2 million and $0.6 million, respectively, for the nine months ended September 30, 2007 compared to $97.9 million, $94.6 million and $0.8 million, respectively, for the nine months ended September 30, 2006.

NOTE 3.    Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are determined based upon expected billing adjustments. Allowances for member credits were $509,000 at September 30, 2007 and December 31, 2006. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts is maintained for market data accounts receivable to cover potential non-collectible vendor receivables and credit adjustments by the market data vendor customers. This allowance was $307,000 and $147,000 at September 30, 2007 and December 31, 2006, respectively, which the Company believes is sufficient to cover potential bad debts and expected unclaimed credits. Accounts receivable for market data revenues, net of the allowance, totaled $13.1 million and $5.5 million at September 30, 2007 and December 31, 2006, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

The Company maintains a reserve for non-collectible receivables of other revenues in the amount of $660,000 and $552,000 at September 30, 2007 and December 31, 2006, respectively, to cover potential bad debts and expected unclaimed credits. Accounts receivable for other revenues, net of the allowance, totaled $318,000 and $197,000 at September 30, 2007 and December 31, 2006, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

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

Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or shares of approved money market mutual funds, of a minimum of $2.5 million in a fund known as a guaranty fund (the “Guaranty Fund”). The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. Although there is one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

Every member and non-member executing transactions on the Company’s divisions must be guaranteed by a clearing member and clear their transactions through the Company’s clearinghouse. This requirement also applies to transactions conducted outside of the Exchange which clear through NYMEX ClearPort® Clearing as well as NYMEX Division and COMEX Division products traded on CME Globex® electronic trading platform. Clearing members of the NYMEX Division and COMEX Division require their customers to maintain deposits in accordance with Company margin requirements. Margin deposits and Guaranty Funds are posted by clearing members with the Company’s clearinghouse. In the event of a clearing member default, the Company satisfies the clearing member’s obligations on the underlying contract by drawing on the defaulting clearing member’s Guaranty Funds. If those resources are insufficient, the Company may fund the obligations from its own financial resources or draw on Guaranty Funds posted by non-defaulting clearing members. The Company also maintains a $115 million default insurance policy. This insurance coverage is available to protect the Company and clearing members in the event that a default in excess of $250 million occurs.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$24	$7,557	$7,581	$10,010	$42	$10,052
Securities held for resale	14,030	—	14,030	7,000	—	7,000

Total cash and securities	14,054	7,557	21,611	17,010	42	17,052

Cash and securities earning interest for members
Money market funds	4,558,005	97,855	4,655,860	5,788,910	71,036	5,859,946
U.S. Treasuries	12,402,848	184,808	12,587,656	9,692,639	171,061	9,863,700
Letters of credit	2,758,151	—	2,758,151	2,571,918	—	2,571,918

Total cash and securities	19,719,004	282,663	20,001,667	18,053,467	242,097	18,295,564

Total funds	$19,733,058	$290,220	$20,023,278	$18,070,477	$242,139	$18,312,616

NOTE 5.    Goodwill and Indefinite-Lived Intangible Asset

In 1994, NYMEX Division acquired the equity interests, but not the trading rights and protections, of the owners of COMEX Division memberships. As part of the agreement for this acquisition, a $10 million payment would be made to the owners of COMEX Division memberships in the event the Company consummated an initial public offering (“Special IPO Payment”). Upon the Company’s successful completion of its initial public offering on November 22, 2006, the Special IPO Payment was made to owners of COMEX Division memberships of record as of November 16, 2006. This payment was considered additional consideration to the original purchase price of the COMEX equity interests and, therefore, was recorded as additional goodwill on the Company’s condensed consolidated balance sheets. Goodwill amounted to $26.3 million at September 30, 2007 and December 31, 2006.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Long-Term Investments

Long-term investments are comprised principally of the Company’s investments in Montréal Exchange, DME Holdings and Optionable, Inc. as described below:

On April 10, 2007, the Company entered into a Stock and Warrant Purchase Agreement with Optionable, Inc. (“Optionable”), an energy derivatives broker, whereby the Company purchased 19% of Optionable’s outstanding common shares on a fully diluted basis for approximately $28.9 million in cash. The warrant entitles the Company to purchase from Optionable common shares so as to increase the Company’s ownership to an amount not to exceed 40% of Optionable’s outstanding common shares on a fully diluted basis. Following a precipitous fall in Optionable’s stock price during May 2007 due to the loss of a major customer and resignation of its chief executive officer, among other matters, the Company evaluated its investment in Optionable for other-than-temporary impairment. In evaluating this investment, the Company took into consideration the severity of the stock price decline, the expected period of time necessary for a recovery to occur and the Company’s ability to retain its investment during the period anticipated for recovery in fair value, if any. In analyzing Optionable’s financial condition and following the guidance in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company determined the impairment in its Optionable investment as other-than-temporary and recorded a pre-tax charge of approximately $26 million in June 2007. This charge is recorded in losses from unconsolidated investments on the Company’s condensed consolidated statements of income. The shares of Optionable are considered available-for-sale securities in accordance with SFAS No. 115. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. At September 30, 2007, the fair value of the securities was approximately $1.7 million.

On March 13, 2007, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with Bourse De Montréal, Inc., a Canadian corporation (“Montréal Exchange”) whereby the Company purchased approximately 3.1 million common shares of Montréal Exchange for approximately $78 million in cash. The shares purchased represent approximately 10% of the total outstanding shares of Montréal Exchange immediately after the execution of the Agreement, which was consummated on March 23, 2007. The Company accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of Montréal Exchange. Subsequently, on March 27, 2007, Montréal Exchange commenced trading on the Toronto Stock Exchange under the symbol “MXX.” Following the public offering of the Montréal Exchange, the Company evaluated and concluded that its investment in Montréal Exchange should be reported as an “available-for-sale” security in accordance with SFAS No. 115. At September 30, 2007, the fair value of the securities was approximately $110.7 million.

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

On May 24, 2007, DME Holdings entered into a Shareholders Agreement with the Oman Investment Fund to ultimately sell a 31.58% equity interest in DME Holdings. In conjunction with this agreement, the Company and Tatweer loaned $13.7 million each to DME Holdings in order to meet the financial resource requirements of

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the regulatory authorities. Upon the consummation of the restructuring of the investment pursuant to the Shareholders Agreement, the Company will ultimately own a 32.5% economic interest and a 34.21% voting interest in DME Holdings.

The Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. For the three- and nine-month periods ended September 30, 2007, the Company incurred losses, attributable to its investment, of approximately $1.9 million and $6.5 million, respectively, as compared to $1.0 million and $1.7 million, respectively, for the three- and nine-month periods ended September 30, 2006. These losses are recorded in losses from unconsolidated investments on the condensed consolidated statements of income.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and its amendment FIN 46(R) (revised December 2003) provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity (“VIE”). Special purpose entities and other types of entities are assessed for consolidation under this guidance. A variable interest entity is required to be consolidated if the Company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. An entity that consolidates a variable interest entity is called the primary beneficiary. The Company evaluated and determined that Optionable and Montréal Exchange are not VIEs in accordance with FIN 46(R). Additionally, based on a re-evaluation of DME following the consummation of the Shareholders Agreement, the Company determined that DME is no longer a VIE because it meets the business scope exception provided in FIN 46(R).

NOTE 7.    Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the Company’s headquarters, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At September 30, 2007 and December 31, 2006, the notes payable balance, including the current portion, was $83.1 million. At September 30, 2007, the fair value of the notes was approximately $99.4 million.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Earnings per Share

The Company calculates earnings per share using common stock issued, which differs from common stock outstanding due to the issuance of common stock as consideration for the trading rights the Company acquired from the owners of COMEX Division memberships (see Notes 5 and 13) and for vested stock awarded to non-employee directors of the Company’s board under the 2006 Long-Term Incentive Plan (see Notes 13 and 15). The calculation of earnings per common share for the period ended September 30, 2007 and 2006 is as follows (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$62,574	$40,724	$160,539	$112,490
Less: Accrued preferred stock dividends	—	2,236	—	4,858
Accretion of preferred stock issuance costs	—	345	—	755

Earnings available to common stockholders	$62,574	$38,143	$160,539	$106,877

Weighted average common shares outstanding	94,457,000	73,440,000	94,456,000	54,071,000
Participating securities—convertible preferred stock	—	8,160,000	—	6,008,000

Weighted average common shares outstanding—basic	94,457,000	81,600,000	94,456,000	60,079,000

Effect of stock options	307,000	—	301,000	—
Effect of restricted stock units	72,000	—	70,000	—

Weighted average common shares outstanding—dilutive	94,836,000	81,600,000	94,827,000	60,079,000

Earnings per Share:
Basic	$0.66	$0.47	$1.70	$1.78
Diluted	$0.66	$0.47	$1.69	$1.78

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Earnings available to common stockholders	$62,574	$38,143	$160,539	$106,877

Weighted average common shares outstanding:
Basic	94,457,000	81,600,000	94,456,000	79,448,000
Effect of stock options	307,000	—	301,000	—
Effect of restricted stock units	72,000	—	70,000	—

Diluted	94,836,000	81,600,000	94,827,000	79,448,000

Earnings per Share:
Basic	$0.66	$0.47	$1.70	$1.35
Diluted	$0.66	$0.47	$1.69	$1.35

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

Under the terms of the CME Agreement, the Company incurred fees of $14.7 million and $40.6 million for the current three- and nine-month periods, respectively, as compared to $5.1 million and $5.7 million for the same periods last year. These fees are included in direct transaction costs on the condensed consolidated statements of income.

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

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At September 30, 2007 and December 31, 2006, deferred compensation amounted to $2.9 million and $2.4 million, respectively, and is included in accrued salaries and related liabilities on the condensed consolidated balance sheets.

Postemployment Plan

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at September 30, 2007 and December 31, 2006 were $0.7 million and $0.5 million, respectively.

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

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the three and nine months ended September 30, 2007 and 2006 included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service costs	$128	$109	$348	$327
Interest costs	129	115	345	345
Amortization of prior service costs	(14)	(14)	(42)	(42)
Amortization of net (gain) loss	10	22	42	66

Total net period postretirement benefit cost	$253	$232	$693	$696

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

The following tables summarize the activity related to the various London exchange lease terminations in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

	Lease Temination Costs		Lease Temination Costs
Total expected to be incurred	$3,426	Liability at January 1, 2007	$2,980

Charges incurred in 2006	$3,426	Charges	—
Charges incurred in 2007	—	Payments	(2,102)

Cumulative charges incurred as of September 30, 2007	$3,426	Liability at September 30, 2007	$878

NOTE 13.    Common Stock

At September 30, 2007, the composition of common stock was as follows:

	Authorized¹	Issued	Outstanding²
Common Stock[3]	101,984,800	21,741,705	21,734,100
Series A-1 Common Stock	24,480,000	19,806,000	19,806,000
Series A-2 Common Stock	24,480,000	23,310,000	23,310,000
Series A-3 Common Stock	24,480,000	23,411,000	23,411,000
Series B-1 Common Stock	2,161,600	1,974,000	1,974,000
Series B-2 Common Stock	2,161,600	2,099,300	1,309,700
Series B-3 Common Stock	2,161,600	2,115,400	1,325,800

	181,909,600	94,457,405	92,870,600

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

[3]

The difference between the Common Stock issued and outstanding represents stock awards that have vested to non-employee directors of the Company’s board, which were granted under the 2006 Long-Term Incentive Plan. In accordance with each non-employee director’s award, shares that are vested are unable to be sold until six months after the director is no longer serving on the board, therefore, the vested shares are considered to be issued but not outstanding.

NOTE 14.    Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash paid for:
Interest	$80,385	$97,926

Income taxes	$131,751	$90,271

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$30,358	$1,324

Issuance of common stock	$—	$734

Cumulative redeemable convertible preferred stock dividends and amortization of issue costs	$—	$5,613

Decrease in income taxes payable due to
NYMEX MRRP tax benefit	$—	$7,305

NOTE 15.     Share-Based Compensation

At September 30, 2007, the Company has only one share-based compensation plan (“Plan”) that was described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, and restricted stock unit awards to employees and directors for up to 4.3 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its stockholders. The exercise price for all stock options is not less than 100% of the fair market value of the common stock on the date of grant. Notwithstanding the foregoing, the fair market value of a share of common stock for purposes of determining awards with a grant date as of the Company’s initial public offering was set in the final prospectus for such initial public offering. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to the Company or for the Company’s benefit. All share-based compensation currently awarded vest over a varying period of up to four years from the date of grant. Non-qualified stock options currently awarded have a maximum term of 8 years.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in non-qualified stock options under the Company’s share-based compensation plan for the three- and nine-month periods ended September 30, 2007:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at the beginning of the period	1,343.5	$62.12	1,334.5	$59.00
Granted	—	—	58.5	130.60
Exercised	—	—	—	—
Forfeited or expired	6.0	59.00	55.5	59.00

Outstanding at the end of the period	1,337.5	$62.13	1,337.5	$62.13

Options exercisable at the end of the period	—	—	—	—

A summary of the status of the Company’s non-vested shares restricted stock unit awards for the three- and nine-month periods ended September 30, 2007, is presented below:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Shares	Weighted average Grant-Date Fair Value	Shares	Weighted average Grant-Date Fair Value
	(in thousands)		(in thousands)
Nonvested at the beginning of the period	198.0	$12,361.4	198.7	$11,726.0
Granted	—	—	10.2	1,278.5
Vested	7.6	625.5	7.6	625.5
Forfeited or expired	1.0	59.0	11.9	702.1

Nonvested at the end of the period	189.4	$11,676.9	189.4	$11,676.9

On a quarterly basis, the Company evaluates the expected forfeiture rate based upon actual terminations in the current quarter. As of September 30, 2007, the current forfeiture rate for the non-vested non-qualified stock options and restricted stock unit awards was 10.2% and 11.2%, respectively, as compared to 1.9% and 3.4%, respectively, at December 31, 2006. As of September 30, 2007, there was $30.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over the future vesting period of four years.

NOTE 16.    Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading, NYMEX ClearPort® Clearing and trading on the CME Globex® electronic trading platform. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Direct transaction costs are allocated directly to the segment they are incurred for. Depreciation and amortization and other operating expenses are allocated directly to the segment they pertain to, where practicable, with the balance of these expenses allocated based on the proportion of operating revenues, net of direct transaction costs, attributed to each segment. Non-operating income and expenses are allocated entirely to Corporate/Other. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$42,035	$131,165	$—	$173,200	$61,020	$77,274	$—	$138,294
Direct transaction costs	—	24,685	—	24,685	74	16,571	—	16,645
Depreciation and amortization	1,622	1,650	—	3,272	2,155	1,167	—	3,322
Other operating expenses	15,587	21,594	—	37,181	27,781	15,980	385	44,146

Operating income	24,826	83,236	—	108,062	31,010	43,556	(385)	74,181
Non-operating income	—	—	2,382	2,382	—	—	1,140	1,140

Income before provision for income taxes	24,826	83,236	2,382	110,444	31,010	43,556	755	75,321
Provision for income taxes	10,760	36,077	1,033	47,870	14,244	20,006	347	34,597

Net income	$14,066	$47,159	$1,349	$62,574	$16,766	$23,550	$408	$40,724

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$129,393	$371,630	$—	$501,023	$190,436	$182,043	$—	$372,479
Direct transaction costs	—	73,105	—	73,105	536	31,046	—	31,582
Depreciation and amortization	5,205	5,212	—	10,417	8,460	3,110	—	11,570
Other operating expenses	52,082	64,143	15	116,240	83,649	39,929	835	124,413

Operating income (loss)	72,106	229,170	(15)	301,261	97,791	107,958	(835)	204,914
Non-operating (expense) income	—	—	(17,121)	(17,121)	—	—	1,461	1,461

Income (loss) before provision for income taxes	72,106	229,170	(17,136)	284,140	97,791	107,958	626	206,375
Provision (benefit) for income taxes	31,366	99,689	(7,455)	123,601	44,487	49,113	285	93,885

Net income (loss)	$40,740	$129,480	$(9,681)	$160,539	$53,304	$58,844	$341	$112,490

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Commitments and Contingencies

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of September 30, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	3,208	6,205	5,994	5,783	5,573	36,213	62,976
Services agreements¹	2,538	10,080	10,270	11,571	30,948	—	65,407
Operating leases—facilities	783	3,012	3,027	3,306	3,585	2,187	15,900
Operating leases—equipment	319	1,553	1,354	518	—	—	3,744
Other long-term obligations	856	1,029	1,041	967	800	6,417	11,110

Total contractual obligations	$10,521	$24,696	$24,503	$24,962	$48,645	$108,908	$242,235

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME. The CME Agreement has a ten-year term from the launch date (June 2006) with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 1, the Company has $2.2 million of unrecognized tax benefits as of September 30, 2007. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”, formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility. The Company is liable for liquidating damages on a declining scale, currently at $25 million, if it violates terms of the occupancy agreement at any time prior to 15 years from the date of occupancy, July 7, 1997.

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2007 through 2069. For the three months ended September 30, 2007 and 2006, rental expense for facilities and the land lease amounted to $0.6 million and $2.5 million, respectively. For the nine months ended September 30, 2007 and 2006, rental expense for facilities and the land lease amounted to $1.9 million and $5.9 million,

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Included in the amounts for the three- and nine-month periods ended September 30, 2006 is the $1.9 million lease termination charges the Company incurred on its London premises (see Note 12). The nine-month period ended September 30, 2006 also includes a $1.8 million lease termination charge the Company incurred in regards to office space it formerly leased in New York City. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are recorded in occupancy and equipment expense on the condensed consolidated statements of income using the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. For the three months ended September 30, 2007 and 2006, rents collected from these leases were $2.2 million and $2.1 million, respectively. For the nine months ended September 30, 2007 and 2006, rents collected from these leases were $6.5 million and $6.4 million, respectively. Rents collected are recorded in other revenue on the condensed consolidated statements of income. Future minimum rental income for the years 2007 through 2011 are as follows:

(in thousands)
2007	$1,894
2008	5,666
2009	4,804
2010	4,484
2011	4,221
Thereafter	6,557

Total	$27,626

In accordance with the DME shareholders agreement, the Company is required to contribute capital to the joint-venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At September 30, 2007, the Company has contributed a total of $6.5 million.

Financial Guarantees

The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At September 30, 2007, there were total seat loan balances of $4.9 million and securities pledged against the seat loan balances of $5.7 million.

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

There were no events of default during the nine months ended September 30, 2007, in any of the above arrangements, in which a liability should be recognized.

Legal Proceedings

Set forth below is a description of material litigation to which the Company is a party, as of September 30, 2007. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

By Order and Opinion dated September 29, 2005, the Court (1) granted ICE’s motion for summary judgment to the extent of dismissing NYMEX Exchange’s federal claims for copyright and trademark infringement and dismissing without prejudice (by declining to exercise supplemental jurisdiction), NYMEX Exchange’s state law claims for violation of trademark anti-dilution statutes and interference with contractual relationships, and (2) denied NYMEX Exchange’s cross-motion for partial summary judgment on copyright infringement and tortious interference with contract. On October 13, 2005, NYMEX Exchange filed a notice of appeal with the United States Court of Appeals for the Second Circuit. On August 1, 2007, the United States Court of Appeals affirmed the judgment of the lower Court. On August 15, 2007, NYMEX Exchange filed a Combined Petition for Panel Rehearing and for Rehearing En Banc before the United States Court of Appeals for the Second Circuit. On October 18, 2007, the Court denied NYMEX Exchange’s petition. NYMEX Exchange is presently considering whether to seek a further review of, or appeal from, this decision.

NOTE 19.    Subsequent Events

On October 31, 2007, the Board of Directors approved a special dividend of $100 million, as well as its regular quarterly dividend of $0.10 per share on the Company’s common stock. Both dividends will apply to shareholders of record as of the close of business on December 3, 2007, and payable on December 28, 2007.

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

Results of Operations

Net income for the three months ended September 30, 2007 was $62.6 million, an increase of $21.9 million or 54%, from $40.7 million for the same period last year. The increase in net income was primarily the result of operating revenues increasing by $34.9 million, which was partially offset by an increase in income taxes of $13.3 million.

Net income for the nine months ended September 30, 2007 was $160.5 million, an increase of $48.0 million or 43%, from $112.5 million for the same period last year. Excluding the impairment charge related to the Company’s investment in Optionable, Inc. (“Optionable”), which amounted to $26.0 million on a pre-tax basis or $14.7 million on an after-tax basis, net income for the nine months ended September 30, 2007 was $175.2 million, an increase of $62.7 million or 56% from the same period last year. The increase in net income was primarily the result of operating revenues increasing by $128.5 million, which was partially offset by increases in operating expenses, non-operating expenses and income taxes of $32.2 million, $18.6 million and $29.7 million, respectively.

The increases in operating revenues for both the three- and nine-month periods were principally due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes and an increased fee schedule applied to NYMEX Division member rates that became effective May 1, 2007. The increase in operating expenses for the nine-month period was due primarily to an increase in direct transaction costs, which are directly associated with higher clearing and transaction volume. The increase in non-operating expenses for the nine-month period was principally attributable to the pre-tax charge of $26 million related to the impairment of NYMEX’s investment in Optionable.

Revenues

Clearing and Transaction Fees

Clearing and transaction fees for the three months ended September 30, 2007 were $145.3 million, an increase of $26.1 million or 22%, from $119.2 million for the same period last year. Total volume of contracts traded and/or cleared was 93.9 million contracts, an increase of 15% compared to the same period last year. Average daily volume increased to 1.491 million contracts, an increase of 13% compared to the same period last year. Additionally, the gross average rate per contract increased to $1.55 from $1.45 compared to the same period last year.

Clearing and transaction fees for the nine months ended September 30, 2007 were $420.8 million, an increase of $105.8 million or 34%, from $315.0 million for the same period last year. Total volume of contracts traded and/or cleared was 274.2 million contracts, an increase of 24% compared to the same period last year. Average daily volume was 1.466 million contracts, an increase of 24% compared to the same period last year. Additionally, the gross average rate per contract increased to $1.53 from $1.43 in the prior year period.

The increases for both the three- and nine month periods were principally attributed to higher levels of electronic volume from the Company’s products traded on the CME Globex electronic trading platform that began in June 2006. In addition, higher NYMEX ClearPort® Clearing volumes contributed to the increase during the nine-month period ended September 30, 2007.

Provided below is a summary of total volume traded and/or cleared and open interest on the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented excludes contracts cleared through NYMEX ClearPort® Clearing. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. Trading and clearing volumes include futures settlement and options exercise transactions for which transaction fees are assessed. In its Quarterly Report on Form 10-Q for the period ended September 30, 2006, the Company reported its NYMEX Division volume of its four benchmark energy contracts separately. These benchmark energy contracts are: (i) light sweet crude oil; (ii) Henry Hub natural gas; (iii) NY heating oil; and (iv) NY harbor unleaded gasoline. All other crude oil, natural gas, heating oil or gasoline contracts that were not the benchmark energy contracts were reported in the NYMEX Division volumes as part of “other.” For this Form 10-Q, the Company has grouped all contracts by their underlying commodity. Accordingly, prior period volume information has been adjusted to reflect this new presentation for comparative purposes. Open interest represents the number of contracts at September 30, 2007 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

For the three months ended September 30, 2007, the volume of futures and options contracts traded and cleared on the NYMEX Division was 61.8 million contracts, an increase of 13.6 million contracts or 28%, compared to 48.2 million contracts for the same period last year. Futures contract volume was 51.2 million contracts, an increase of 13.5 million contracts or 36%, compared to 37.7 million contracts for the same period last year. Options contract volume was 10.7 million contracts, an increase of 0.2 million contracts or 1%, compared to 10.5 million contracts for the same period last year.

For the nine months ended September 30, 2007, the volume of futures and options contracts traded and cleared on the NYMEX Division was 180.2 million contracts, an increase of 46.1 million contracts or 34%, compared to 134.1 million contracts for the same period last year. Futures contract volume was 148.3 million contracts, an increase of 42.3 million contracts or 40%, compared to 106.0 million contracts for the same period last year. Options contract volume was 31.9 million contracts, an increase of 3.8 million contracts or 13%, compared to 28.1 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s energy futures and options products:

NYMEX Division Contracts Traded and Cleared

For the Three Months Ended September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	32,964	7,460	40,424	23,031	7,168	30,199
Natural gas	8,276	2,731	11,007	7,732	3,013	10,745
Heating oil	4,404	168	4,572	3,730	185	3,915
Gasoline	5,255	261	5,516	3,005	155	3,160
Other	253	39	292	158	—	158

Total	51,152	10,659	61,811	37,656	10,521	48,177

NYMEX Division Contracts Traded and Cleared

For the Nine Months Ended September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	95,319	22,582	117,901	63,650	18,551	82,201
Natural gas	23,640	7,865	31,505	21,071	8,347	29,418
Heating oil	13,356	479	13,835	10,658	547	11,205
Gasoline	15,251	904	16,155	10,010	685	10,695
Other	745	61	806	579	—	579

Total	148,311	31,891	180,202	105,968	28,130	134,098

NYMEX Division Contracts Open Interests

At September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	1,548	3,864	5,412	1,244	3,044	4,288
Natural gas	753	1,197	1,950	954	1,539	2,493
Heating oil	242	72	314	220	89	309
Gasoline	196	56	252	123	18	141
Other	32	3	35	18	8	26

Total	2,771	5,192	7,963	2,559	4,698	7,257

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division for the three- and nine-month periods ended September 30, 2007 were due primarily to the following factors:

•	Continued strong global demand for crude oil, heating oil and gasoline;

•	Instability in the oil producing countries in the Middle East and Africa heightened concerns over the reliability of oil exports from such countries;

•

An overall increase in the price of crude oil and gasoline due to strong demand fundamentals in the U.S. and globally as well as various disruptions at refineries, which resulted in lower production in the U.S.; and

•	Increased acceptance and accessibility of electronic trading.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

COMEX Division

For the three months ended September 30, 2007, the volume of futures and options contracts traded and cleared on the COMEX Division was 10.0 million contracts, an increase of 3.7 million contracts or 57%, compared to 6.3 million contracts for the same period last year. Futures contract volume was 8.8 million contracts, an increase of 3.8 million contracts or 75%, compared to 5.0 million contracts for the same period last year. Options contract volume was 1.2 million contracts, a decrease of 0.1 million contracts or 10%, compared to 1.3 million contracts for the same period last year.

For the nine months ended September 30, 2007, the volume of futures and options contracts traded and cleared on the COMEX Division was 28.9 million contracts, an increase of 2.9 million contracts or 11%, compared to 26.0 million contracts for the same period last year. Futures contract volume was 25.2 million contracts, an increase of 4.2 million contracts or 20%, compared to 21.0 million contracts for the same period last year. Options contract volume was 3.7 million contracts, a decrease of 1.3 million contracts or 26%, compared to 5.0 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products:

COMEX Division Contracts Traded and Cleared

For the Three Months Ended September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
			(in thousands)
Gold	6,134	851	6,985	3,309	1,020	4,329
Silver	1,686	335	2,021	1,004	291	1,295
High grade copper	972	4	976	706	8	714
Aluminum	—	—	—	4	—	4

Total	8,792	1,190	9,982	5,023	1,319	6,342

COMEX Division Contracts Traded and Cleared

For the Nine Months Ended September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	17,341	2,690	20,031	13,599	3,392	16,991
Silver	4,924	947	5,871	4,689	1,494	6,183
High grade copper	2,926	25	2,951	2,685	81	2,766
Aluminum	1	—	1	13	—	13

Total	25,192	3,662	28,854	20,986	4,967	25,953

COMEX Division Contracts Open Interests

At September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	437	386	823	327	365	692
Silver	118	118	236	99	111	210
High grade copper	79	2	81	70	5	75
Aluminum	—	—	—	1	—	1

Total	634	506	1,140	497	481	978

The Company believes the varying increases and decreases in futures and options metals contracts traded and cleared on the COMEX Division for the three- and nine-month periods ended September 30, 2007 were due primarily to the following factors:

•	Decreased inflation;

•	A weakened U.S. currency compared to other international currencies;

•	A steady decline in the volatility of all metals;

•	An increase in copper inventories;

•	A decrease in gold available for commercial and financial use due to an increase in gold storage as collateral for exchange-traded gold funds; and

•	An increase in price levels for all metals, particularly gold.

NYMEX ClearPort® Clearing

For the three months ended September 30, 2007, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 22.1 million contracts, a decrease of 5.4 million contracts or 20%, compared to 27.5 million contracts for the same period last year. Futures contract volume was 13.1 million contracts, a decrease of 6.8 million contracts or 34%, compared to 19.9 million contracts for the same period last year. Options contract volume was 9.0 million contracts, an increase of 1.4 million contracts or 18%, compared to 7.6 million contracts for the same period last year.

For the nine months ended September 30, 2007, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 65.1 million contracts, an increase of 4.7 million contracts or 8%, compared to 60.4 million contracts for the same period last year. Futures contract volume was 39.1 million contracts, a decrease of 5.3 million contracts or 12%, compared to 44.4 million contracts for the same period last year. Options contract volume was 26.0 million contracts, an increase of 10.0 million contracts or 63%, compared to 16.0 million contracts for the same period last year.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing:

NYMEX ClearPort® Clearing Contracts

For the Three Months Ended September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	11,868	7,728	19,596	19,242	7,166	26,408
Electricity	150	129	279	259	82	341
Petroleum	1,050	988	2,038	371	399	770
Coal	45	—	45	16	—	16
Other	16	157	173	4	—	4

Total	13,129	9,002	22,131	19,892	7,647	27,539

NYMEX ClearPort® Clearing Contracts

For the Nine Months Ended September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
			(in thousands)
Natural gas	36,117	22,923	59,040	42,777	14,842	57,619
Electricity	464	324	788	907	189	1,096
Petroleum	2,005	2,480	4,485	704	961	1,665
Coal	100	—	100	39	—	39
Other	409	298	707	6	—	6

Total	39,095	26,025	65,120	44,433	15,992	60,425

NYMEX ClearPort® Clearing Open Interests

At September 30,

	2007			2006
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	6,527	5,182	11,709	6,593	4,122	10,715
Electricity	208	171	379	256	70	326
Petroleum	340	1,111	1,451	191	482	673
Coal	15	—	15	6	—	6
Other	4	—	4	3	—	3

Total	7,094	6,464	13,558	7,049	4,674	11,723

For the three- and nine-month periods, the varying increases and decreases in futures and options on NYMEX ClearPort® Clearing were due primarily to traditional over the counter participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities and to a certain extent, low volatility in natural gas markets. Factors affecting natural gas volatility are, but not limited to, supply capacity constraints, variation in natural gas storage and sensitivity of peak day demands due to temperature. In addition, growth in the number of different natural gas products offered, as well as additional products for petroleum on NYMEX ClearPort® Clearing contributed to the increase in volume for the nine months ended September 30, 2007.

Market Data Fees

For the three months ended September 30, 2007, market data fees were $24.9 million, an increase of $9.0 million or 56%, from $15.9 million for the same period last year.

For the nine months ended September 30, 2007, market data fees were $71.4 million, an increase of $24.2 million or 51%, from $47.2 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to the implementation of a new price structure that went into effect on January 1, 2007. Additionally, an increase in the number of market data devices being utilized, for which the Company charges fees, also contributed to the increase in fees.

Other, Net

For the three months ended September 30, 2007, other revenues were $3.0 million, a decrease of $0.2 million or 4%, from $3.2 million for the same period last year.

For the nine months ended September 30, 2007, other revenues were $8.8 million, a decrease of $1.5 million or 14%, from $10.3 million for the same period last year.

The decreases for both the three- and nine-month periods were due primarily to the elimination in 2007 of fees the Company charged for the right to trade certain products on its trading floor. In addition, a decline in floor fines contributed to the decrease for the nine months ended September 30, 2007.

Operating Expenses

Direct Transaction Costs

For the three months ended September 30, 2007, direct transaction costs were $24.7 million, an increase of $8.1 million or 48%, from $16.6 million for the same period last year.

For the nine months ended September 30, 2007, direct transaction costs were $73.1 million, an increase of $41.5 million or 131%, from $31.6 million for the same period last year.

The increases for both the three- and nine-month periods were due primarily to volume on the CME Globex electronic trading platform which began in June 2006 (see Note 10 to the unaudited condensed consolidated financial statements). Additionally, increased volume on NYMEX ClearPort® Clearing contributed to the increase in direct transaction costs for the nine-month period. Transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs.

Salaries and Employee Benefits

For the three months ended September 30, 2007, salaries and employee benefits were $19.5 million, a decrease of $3.1 million or 13%, from $22.6 million for the same period last year. The decrease is principally attributable to the reduction of employee costs associated with workforce reductions that began during the last half of 2006, coupled with significantly lower severance related costs in the current period as compared to the same period last year. This decrease was offset, in part, by the Company’s non-cash share-based compensation costs that were not present in the prior year period.

For the nine months ended September 30, 2007, salaries and employee benefits were $61.0 million, an increase of $1.0 million or 2%, from $60.0 million for the same period last year. The increase was principally attributable to the impact of the Company’s non-cash, share-based compensation awards granted since the Company’s initial public offering in November 2006. Partially offsetting this increase was a decrease in employee costs associated with the reduced employee headcount, as well as lower severance related costs during the nine months ended September 30, 2007.

Occupancy and Equipment

For the three months ended September 30, 2007, occupancy and equipment expenses were $5.3 million, a decrease of $3.1 million or 37%, from $8.4 million for the same period last year.

For the nine months ended September 30, 2007, occupancy and equipment expenses were $16.9 million, a decrease of $5.6 million or 25%, from $22.5 million for the same period last year.

The decreases for both the three- and nine-month periods were due primarily to lease termination charges incurred in the first and third quarters of 2006 in connection with office space leased in New York City and the closure of the Company’s London floor trading operations. As a result, no rent expense was charged for the two aforementioned properties during the current three- and nine-month periods. Partially offsetting the decrease during the nine-month period was increased repair and maintenance charges on the Company’s headquarters facility.

Depreciation and Amortization

For the three months ended September 30, 2007, depreciation and amortization expense was $3.3 million, essentially flat from the same period last year.

For the nine months ended September 30, 2007, depreciation and amortization expense was $10.4 million, a decrease of $1.2 million or 10%, from $11.6 million for the same period last year.

The decrease for the nine-month period was due primarily to lower depreciation charges on certain leasehold improvements and equipment. The prior year period included accelerated depreciation based on a change in estimate to the useful life of such assets as a result of the closure of the Company’s London floor trading operations in 2006. Partially offsetting this decrease was higher computer equipment and software depreciation in the current year period related to assets necessary for the Company to support the increased volume in electronic trading.

General and Administrative

For the three months ended September 30, 2007, general and administrative expenses were $4.6 million, essentially flat from the same period last year.

For the nine months ended September 30, 2007, general and administrative expenses were $14.2 million, a decrease of $1.0 million or 6%, from $15.2 million for the same period last year.

The decrease for the nine-month period was a result of management’s cost control initiatives implemented in the latter half of last year. In addition, contributing to the decrease was significantly lower board of director fees, as the composition of the board was reduced from twenty-five directors to fifteen directors on May 1, 2006. These decreases were partially offset by higher insurance costs as a result of the Company becoming publicly traded in November 2006.

Professional Services

For the three months ended September 30, 2007, professional services expenses were $5.2 million, an increase of $1.9 million or 57%, from $3.3 million for the same period last year.

For the nine months ended September 30, 2007, professional services expenses were $13.3 million, an increase of $2.5 million or 23%, from $10.8 million for the same period last year.

The increases for both the three- and nine-month periods were primarily due to higher legal fees incurred to support the Company’s strategic business initiatives.

Telecommunications

For the three months ended September 30, 2007, telecommunications expenses were $1.5 million, an increase of $0.2 million or 22%, from $1.3 million for the same period last year. The increase for the three-month period was due primarily to higher data communications and web hosting costs.

For the nine months ended September 30, 2007, telecommunications expenses were $4.4 million, a decrease of $0.4 million or 8%, from $4.8 million for the same period last year. The decrease for the nine-month period was due primarily to lower telephone related costs, which was mainly the result of the closing of the London trading floor in the prior year.

Marketing

For the three months ended September 30, 2007, marketing expenses were $0.8 million, a decrease of $0.9 million or 50%, from $1.7 million for the same period last year. The decrease was principally attributable to higher advertising and other marketing expenses incurred in the prior year period related to the Company’s expansion initiatives.

For the nine months ended September 30, 2007, marketing expenses were $4.4 million, essentially flat from the same period last year.

Other Expenses

For the three months ended September 30, 2007, other expenses were $0.2 million, a decrease of $2.2 million or 91%, from $2.4 million for the same period last year.

For the nine months ended September 30, 2007, other expenses were $2.1 million, a decrease of $4.6 million or 69%, from $6.7 million for the same period last year.

The decreases for both the three- and nine-month periods were due to lower member benefit costs, as the Company discontinued its members’ benefit subsidy program effective April 1, 2007. Additionally, the Company incurred lower losses on asset disposals and lower charitable contributions during the current year periods.

Non-Operating Income and Expenses

Investment Income, Net

For the three months ended September 30, 2007, investment income was $4.9 million, an increase of $2.0 million or 66%, from $2.9 million for the same period last year.

For the nine months ended September 30, 2007, investment income was $17.7 million, an increase of $11.9 million or 208%, from $5.8 million for the same period last year.

The increases for both the three- and nine-month periods were principally attributable to a higher amount of funds invested as the Company received net proceeds of approximately $344 million from its initial public offering in November 2006, resulting in higher investment income.

Interest Income and Interest Expense/Fees from Securities Lending

Interest income from securities lending for the three and nine months ended September 30, 2007 were $20.0 million and $80.4 million, respectively, compared to $37.4 million and $97.9 million for the same respective periods last year. Interest expense/fees from securities lending for the three and nine months ended September 30, 2007 were $18.8 million and $77.8 million, respectively, compared to $36.5 million and $95.4 million for the same respective periods last year. For the current three- and nine-month periods, the decreases in both interest income and interest expense/fees is attributable to lower average daily balances of funds invested as compared to the same periods in 2006. The average daily balances of funds the Company invested during the three and nine months ended September 30, 2007 were approximately $1.4 billion and $1.9 billion, respectively, compared to approximately $2.6 billion and $2.5 billion, respectively, during the same periods last year. These decreases were offset, in part, by a higher average interest rate in 2007 when compared to 2006. The ratio of interest expense/fees to interest income will vary, based on the ability of JPMorgan, as agent, to negotiate better rates on those securities in greater demand.

Interest Expense

For the three months ended September 30, 2007, interest expense was $1.6 million, a decrease of 3% compared to the same period last year of $1.7 million.

For the nine months ended September 30, 2007, interest expense was $4.8 million, a decrease of $0.2 million or 3% compared to the same period last year of $5.0 million.

The decreases for both the three- and nine-month periods were due primarily to a lower principal balance on the Company’s long-term debt as a result of annual principal payments made each October.

Losses from Unconsolidated Investments

Losses from unconsolidated investments for the three and nine months ended September 30, 2007 were $2.0 million and $32.6 million, respectively, compared to $1.0 million and $1.8 million, respectively, for the same periods last year. For the current three-month period, the increase in losses is principally attributable to the Company’s investment in the Dubai Mercantile Exchange Limited (“DME”). DME commenced trading on June 1, 2007. All costs incurred prior to the commencement date were related to the establishment of DME.

For the nine-month period, the significant increase in losses is primarily the result of a pre-tax impairment charge of $26.0 million related to the Company’s investment in Optionable (see Note 6 to the unaudited condensed consolidated financial statements). Additionally, losses from DME , which totaled $6.5 million for the nine-month period, contributed to the increased losses.

Provision for Income Taxes

The Company’s effective tax rate was 43.5% for the nine months ended September 30, 2007 compared to 45.5% for the same period last year. The decline in 2007 was primarily the result of an overall lower state and local effective tax rate due to the increase of electronic trading as a percentage of total clearing and transaction fees.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At September 30, 2007 and December 31, 2006, the Company had $540.1 million and $504.2 million, respectively, in cash and cash equivalents and marketable securities. Working capital at September 30, 2007 and December 31, 2006 was $563.5 million and $485.8 million, respectively. The Company has a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor’s Rating Services that was initially obtained in April 2003 and sustained through a ratings review in September 2006.

Sources and Uses of Cash

The following table is a summary of significant cash flow categories for the nine months ended September 30, 2007 and 2006:

	September 30,
	2007	2006
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$181,399	$122,318
Investing activities	1,411,992	(229,327)
Financing activities	(1,608,426)	86,600

Net decrease in cash and cash equivalents	$(15,035)	$(20,409)

Net cash provided by operating activities for the nine months ended September 30, 2007 was $181.4 million, an increase of $59.1 million compared to the same period last year. This increase was principally attributable to higher net income of $48.0 million and the noncash, pre-tax impairment charge of $26.0 million, $14.7 million on an after-tax basis, related to the Company’s investment in Optionable. This increase was offset, in part, by decreases in various payable accounts as well as increases in the Company’s receivables and deferred income taxes.

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

Net cash used in investing activities for the nine months ended September 30, 2007, exclusive of securities purchased under the securities lending program, was $177.5 million, an increase of $80.3 million compared to the same period last year. This increase was due primarily to the Company’s investment in Montréal Exchange and Optionable (see Note 6 to the unaudited condensed consolidated financial statements) offset, in part, by a decrease in the amount of cash invested in marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2007, exclusive of cash received under the securities lending program, was $18.9 million, a decrease of $26.6 million compared to the same period last year. The prior year period included cash dividends paid to the Company’s stockholders totaling $198.6 million that was offset, in part, by $160 million the Company received, net of costs, in connection with its sale of a 10% equity interest in the Company. Cash dividends paid in the current nine-month period totaled $18.6 million.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. At September 30, 2007 and December 31, 2006, cash and investments were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$3,596	$18,631
Marketable securities	536,499	485,581

	$540,095	$504,212

Included in marketable securities at September 30, 2007 are investments totaling $12.3 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 9 to the unaudited condensed consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 18 to the unaudited condensed consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash, U.S. Treasury securities with a maturity of ten years or less or money market mutual funds, of a minimum of $2.5 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in cash and securities purchased under agreements to resell. The table in Note 4 to the unaudited condensed consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at September 30, 2007 and December 31, 2006.

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

A summary of the Company’s future cash payments associated with its contractual cash obligations outstanding as of September 30, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$2,817	$7,739	$64,091	$83,098
Long-term debt interest	3,208	6,205	5,994	5,783	5,573	36,213	62,976
Services agreements¹	2,538	10,080	10,270	11,571	30,948	—	65,407
Operating leases—facilities	783	3,012	3,027	3,306	3,585	2,187	15,900
Operating leases—equipment	319	1,553	1,354	518	—	—	3,744
Other long-term obligations	856	1,029	1,041	967	800	6,417	11,110

Total contractual obligations	$10,521	$24,696	$24,503	$24,962	$48,645	$108,908	$242,235

¹	Services agreements include required minimum payments in accordance with a technology services agreement with CME. The CME Agreement has a ten-year term from the launch date (June 2006) with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 1 to the unaudited condensed consolidated financial statements, the Company has $2.2 million of unrecognized tax benefits as of September 30, 2007. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”, formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility.

The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility. The Company is liable for liquidating damages on a declining scale, currently at $25 million, if it violates terms of the occupancy agreement at any time prior to 15 years from the date of occupancy, July 7, 1997.

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

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal and interest cash flows for the years 2007 through 2011 and thereafter:

Principal Amounts by Expected Maturity

At September 30, 2007

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate

Assets
Debt Securities
2007	30,695	343	31,038	3.77%
2008	2,665	326	2,991	4.40%
2009	1,199	397	1,596	4.17%
2010	617	360	977	4.11%
2011	167	182	349	4.09%
Thereafter	5,403	3,272	8,675	2.38%

Total	$40,746	$4,880	$45,626

Fair Value	$42,174

Liabilities
Corporate Debt
2007	2,817	3,208	6,025	7.72%
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
2011	7,739	5,573	13,312	7.76%
Thereafter	64,091	36,213	100,304	7.79%

Total	$83,098	$62,976	$146,074

Fair Value	$99,448

Interest Rate Risk

Investment Income

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three and nine months ended September 30, 2007 was $4.9 million and $17.7 million, respectively, compared to $2.9 million and $5.8 million, respectively in the prior year periods. The fair value of the Company’s marketable securities, including equity and short-term debt securities, was $536.5 million at September 30, 2007. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

During the nine months ended September 30, 2007, the Company used approximately $109 million of the net proceeds to fund its long-term investments, the most significant of which were the Company’s investments in the Montréal Exchange and Optionable, Inc. (see Note 6 to the unaudited condensed consolidated financial statements). The remaining funds are invested in accordance with the Company’s investment policies. There has been no material change in the Company’s planned use of proceeds from its IPO as described in the Company’s final prospectus filed with the SEC.

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

Date: November 9, 2007

By:	/s/ KENNETH D. SHIFRIN
Name:	Kenneth D. Shifrin
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2007