Form 10-K
period 2007-12-31
NYMEX HOLDINGS INC
filed 2008-03-03
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number: 001-33149

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,720,789,319. As of February 20, 2008, the number of shares of the registrant’s common stock outstanding was 93,983,664 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2007.

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

Trademarks

New York Mercantile Exchange®, NYMEX®, COMEX®, NYMEX ClearPort®, NYMEX miNY®, miNY® and the Company logo are registered trademarks of, and ClearPort™ is a trademark of, the Company. Clearing 21® is a registered trademark jointly owned by the Company and Chicago Mercantile Exchange Inc. (“CME”). CME®, Globex® and CME Globex® are registered trademarks of CME. The Green Exchange™ is a trademark of Green Exchange Holdings LLC. Other trademarks and trade names used herein are the property of their respective owners.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officers and senior financial officers. A copy of the Company’s code of ethics is incorporated herein by reference and is also available on the Company’s website at www.nymex.com. The Company intends to post on its website material changes to, or waivers from, its code of ethics, if any, within two days of any such event. As of February 29, 2008, there were no such changes or waivers.

ii

PART I

ITEM 1. BUSINESS

History

NYMEX Holdings, Inc. (“NYMEX Holdings”) was incorporated in 2000 as a stock corporation in Delaware, and is the successor to the New York Mercantile Exchange®. The two principal operating subsidiaries of NYMEX Holdings are New York Mercantile Exchange, Inc. (“NYMEX Exchange” or “NYMEX Division”) and Commodity Exchange, Inc. (“COMEX” or “COMEX Division”), which is a wholly-owned subsidiary of NYMEX Exchange. Where appropriate, each division will be discussed separately, and collectively will be referred to as the “Exchange.” NYMEX Holdings together with its subsidiaries is referred to as the “Company.”

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

The Company introduced its heating oil contract, which has been one of the world’s most successful energy futures contracts since its inception, in 1978. Between 1981 and 1996, contracts followed for gasoline, crude oil, natural gas, propane, and electricity. The Company’s platinum futures contract is the world’s longest continuously traded precious metals futures contract and was the first industrial commodity traded on the NYMEX Division. It is considered one of the world’s most valuable industrial metals. In 1968, the Company launched the Palladium futures contract, the only domestic exchange-traded instrument for that metal.

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

In March 2006, the stockholders of the Company approved a stock purchase agreement (the “Stock Purchase Agreement”) with General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG (collectively “General Atlantic”) whereby General Atlantic acquired a 10% equity interest in NYMEX Holdings.

In November 2006, the Company completed an initial public offering of its common stock which is listed on the New York Stock Exchange under the symbol “NMX”.

Additionally, in November 2006, the Company and COMEX closed a transaction, which among other things, expanded the ability of the Company to provide COMEX electronic trading privileges to third parties, as well as to list all COMEX contracts for side-by-side trading.

Overview

Since its founding 136 years ago, the Company has evolved into a major provider of financial services to the energy and metals industries. A core component of the business is the revenue derived from the Company’s trading facilities and from providing clearing and settlement services through the Company’s clearinghouse to a wide range of participants in these industries. A significant amount of revenue is also derived from the sale of market data. On NYMEX Exchange, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline. On COMEX, customers trade metals futures and options contracts, including contracts for gold, silver, copper and aluminum. In addition, the Company offers soft commodities futures contracts for coffee, sugar, cocoa and cotton.

The Company provides facilities to buy, sell and clear energy, precious and base metals, and soft commodities for future delivery under rules intended to protect the interests of market participants. The Company does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, side-by-side and overnight electronic trading, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed off-exchange. The Company’s markets provide an effective and transparent forum for participants to hedge or trade based upon the value of the physical commodities traded on the Exchange. This environment facilitates price discovery, which in turn enhances trading liquidity. The Company believes that market participants choose to trade on centralized markets such as the Exchange because of the liquidity those markets help to provide and because those markets perform an important price discovery function. Exchange customers are involved in the production, consumption or trading of energy, metals and other products and include corporations, financial institutions, institutional investors, hedge funds, governments and professional traders. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Company’s wholly-owned clearinghouse mitigates counterparty performance risk. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s wholly-owned clearinghouse acts as the counter-party to every trade, along with certain bilateral trades executed off-exchange, guaranteeing the financial performance of every contract transacted. To manage the risk of financial nonperformance, the Company requires members to post margin. Trading on the Exchange is regulated by the Commodity Futures Trading Commission (“CFTC”), which, in conjunction with the Company’s clearinghouse, helps to ensure the integrity of its markets.

Measured by 2007 contract volume, the Company is the largest physical commodity-based futures exchange and clearinghouse in the world and the second-largest futures exchange in the United States. In 2007, approximately 63% of all globally listed energy futures and options contracts were traded on the Exchange, making it the world’s largest exchange for the trading of energy futures and options contracts. Approximately 157.0 million contracts of the Exchange’s light sweet crude oil futures and options products traded and cleared in 2007, making light sweet crude oil the largest and most liquid global benchmark for energy futures and options. Although certain other exchanges offer metals contracts of smaller sizes, in 2007, the Company was also the largest exchange in the world for the trading and clearing of precious metals based on product volume, as calculated by aggregating contracts of smaller sizes into contracts of comparable sizes to those traded on the Exchange, with approximately 38.8 million contracts traded and cleared. The Exchange’s gold futures and options contracts are the most liquid precious metal contracts in the world with approximately 29.5 million contracts traded and cleared in 2007, based on product volume, as calculated by aggregating contracts of smaller sizes into contracts of comparable sizes to those traded on the Exchange. In 2007, the Company was also the largest exchange in North America for the trading of platinum group metals contracts. Additionally, in 2007, COMEX was the largest marketplace in the world for gold and silver futures and options contracts, and the largest exchange in North America for futures and options contracts for copper and aluminum.

Strategy

Increased market acceptance and awareness of derivatives, increased price volatility in key commodities, technology advances and reduced regulatory barriers offer significant opportunities for expanding derivative markets. The Company believes that it can take advantage of these trends and build upon its competitive strengths by implementing the following strategies:

Expand the Company’s distribution. The Company continues to grow its core businesses by increasing the ease with which customers can access its markets. For instance, from June through December 2006, the Company successfully migrated its energy and metals product slate for side-by-side electronic trading onto the CME Globex electronic trading platform (“CME Globex”), pursuant to a technology services agreement the Company entered into with the Chicago Mercantile Exchange Inc. (“CME”). This arrangement expanded the Company’s customer base and allowed for its products to be available for trading nearly 24 hours a day and five days per week. The Company expanded the types of products listed on CME Globex by commencing the listing of options contracts in June 2007. In addition to the Company’s liquidity providers, a specified number of CME market makers have been designated by CME to build electronic liquidity at the Company’s member rates. This program will last until July 1, 2010. The Company believes that this will provide opportunities for increased trading by a broader array of customers. The Company has also increased and intends to continue to enhance its marketing efforts in order to broaden understanding of the benefits of its products to potential customers. Many of the changes the Company has instituted are intended to help grow its customer base in Europe and Asia. For instance, CME Globex is widely used in Asia. Additionally, the Company’s products continue to be distributed in a growing number of countries. Specifically, the Company has received permission from foreign regulators in 30 countries/jurisdictions to offer its products for electronic trading through CME Globex. The Company continues to seek additional foreign regulatory approval to expand its product distribution.

Develop new products. The Company continues to expand the range of products it offers, both by commodity type and structure. Over the past six years, the Company has increased the number of products it offers from 27 to 435. The Company has expanded its energy products to include commodities such as additional blends of crude oil and refined products, new delivery points in natural gas and electricity, sulfur dioxide and nitrous oxide emissions, coal, freight and storage of gas and oil. At the same time, the types of derivatives the Company offers have expanded to include basis swaps, swing swaps, daily contracts and strips of dailies and economic indices. The Company has also increased the number of products available for off-exchange clearing on the NYMEX ClearPort® Clearing system, adding 292 new products since 2005 for a total of 399.

In 2007, the Company launched, or announced plans to launch, a number of new products including eleven new balance-of-month petroleum product swap contracts which launched in December. In February 2008, the Company launched two new futures contracts, the MACI and Backwardation-Contango.

In December 2007, the Company announced the formation of The Green Exchange™, a venture between the Company and a number of major market participants. The Green Exchange will offer a comprehensive range of environmental futures, options and swap contracts for markets focused on solutions to climate change and renewable energy. The Company anticipates that the first slate of Green Exchange products will begin trading during the first quarter of 2008. The Company continues to work with existing and potential customers to develop new futures and options products that provide an array of relevant risk management tools for the energy and metals sectors.

Expand the Company’s service offerings, such as market data and off-exchange clearing. The Company believes there are significant opportunities to expand its service offerings and further diversify its revenue streams. The Company intends to focus on increasing the use of the market data it collects from the products traded on the Exchange. In addition to incorporating this data into the design of new products, the Company plans to provide enhanced services to its customers who utilize this data. The Company believes this business is highly scalable, with limited incremental costs.

An important revenue source for the Company is its market data products and information offerings. The Company develops its market data offerings by integrating proprietary information generated by the Exchange into new market data products designed to meet the needs of a greater number of customers. Sophisticated quantitative approaches to risk management as well as customer time sensitivity has created new needs, uses and demands for trading related data and analytics. The Company intends to create new value-added services to complement its market data products, including databases, analytical tools and other services to assist end-users. The Company also intends to expand its market data distribution by expanding into alternative markets offered by other exchanges.

The Company also continues to seek opportunities to leverage the strength and reputation of its clearinghouse, by increasing its use for the clearing of off-exchange bilateral trades and for third-party clearing opportunities.

Enhance the Company’s technology platform. The Company continues to invest in and improve the technology that supports clearing, market information, its trading floor and business in general, in order to increase its operational flexibility and enable it to stay abreast of the needs of its customers. The Company will work with CME to ensure that CME Globex continues to serve the electronic trading requirements of its customers.

Opportunistically pursue strategic alliances and acquisitions. The Company plans to opportunistically pursue acquisitions, partnerships and joint ventures that will allow it to expand its range of products and services, enter new markets, expand customer access to its products, enhance its operational capabilities and expand its brand and use of its prices. The Company has formed joint ventures for the express purpose of establishing products in the energy sector which may serve as additional benchmarks for energy products used on an international scale.

In June 2005, the Company entered into an agreement with Tatweer Dubai LLC, a subsidiary of Dubai Holding L.L.C., to develop the Dubai Mercantile Exchange Limited (“DME”), which launched on June 1, 2007. The products listed on the DME which include, among others, the Oman Sour Crude Oil futures contract, clear through the Company’s clearinghouse. The Company also distributes DME’s market data.

The Company has entered into a joint venture with Expertica Limited for the purpose of creating a contract based on Russian Urals-based crude oil products. On October 23, 2006, the Company’s Russian Export Blend Crude Oil (“REBCO”) futures contract was listed for trading on CME Globex. In furtherance of this project, the Company entered into a memorandum of understanding with the Government of St. Petersburg to form a working group to establish a commodity exchange in St. Petersburg, Russia.

In March 2007, the Company formed a strategic alliance with Bourse de Montréal, Inc., a Canadian corporation (“Montréal Exchange”) that included the purchase of a 10% stake of Montréal Exchange and the creation of a joint venture company, the Canadian Resources Exchange, Inc. (“CAREX”), which will serve the Canadian energy industry. CAREX is headquartered in Calgary, Alberta, and is intended to provide trading and clearing of exchange-traded and over-the-counter crude oil, natural gas, and electricity products with a focus on the Canadian markets. The Company anticipates that the first slate of CAREX products will begin trading in the second quarter of 2008.

In December 2007, the Company announced its intention to form The Green Exchange™, a joint venture between the Company and a number of major market participants. Once established, The Green Exchange™ will offer a comprehensive range of environmental futures, options and swap contracts for markets focused on solutions to climate change and renewable energy. Prior to establishing The Green Exchange, the Company anticipates listing for trading and clearing the first slate of related products during the first quarter of 2008.

During the fourth quarter of 2007 and the first quarter of 2008, the Company acquired an ownership interest of under 20% in IMAREX ASA (“IMAREX”). The Company’s ownership is expected to decrease to approximately 15.7% upon the closing by IMAREX of their acquisition of Spectron Group plc. IMAREX, headquartered in Oslo, Norway, operates a hybrid model of electronic trading and voice brokerage, and offers research, transaction and settlement services for financial derivatives based on oceangoing freight, airborne emissions, farmed salmon, electric power and heavy fuel oil.

In addition, the Company has an arrangement with the Tokyo Commodity Exchange (“TOCOM”) for the purpose of attracting TOCOM members and other customers in Japan to its markets. Moreover, the Company has arrangements with the MultiCommodity Exchange of India and the Mexican Derivative Exchange to license certain of its benchmark prices for use in local-currency based products which the Company believes will create further opportunities to expand the NYMEX brand and increase global awareness of its products. Furthermore, the Company has established relationships with a number of different exchanges and entities which may create opportunities for market and product development in the future, such as letters of intent with Interconnexion Electrica, S.A. of Colombia, the Budapest Commodity Exchange, the Shanghai Futures Exchange, the Taiwan Futures Exchange and the Central Japan Commodity Exchange.

Attract new market participants. In recent years, the Company’s participant base has expanded and diversified due to the emergence of new participants in the energy commodities markets. These new participants range from producers and consumers of commodities to financial services companies, such as investment banks, asset managers, hedge funds and proprietary trading firms that are increasingly pursuing hedging, trading and risk management strategies within the energy sector. Many of these participants have been attracted to the energy markets in part due to the availability of electronic trading. The Company continues to expand its participant base by targeting these and other new market participants and by offering electronic trade execution and processing capabilities that meet the risk management requirements of a broad range of market participants.

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

NYMEX ClearPort® Clearing

NYMEX ClearPort® Clearing, which launched in 2002, provides for the clearing, through the Company’s clearinghouse, of off-Exchange futures trades executed off-exchange. Since inception, the Exchange has increased the number of products offered to 399.

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

Open outcry trading

Open outcry trading takes place at the Company’s facility located at One North End Avenue, New York, New York. Trading is conducted on trading floors, one for each division of the Exchange. Open outcry trading represented approximately 26% of total futures and options contract volume executed and/or cleared on the Exchange in 2007.

Electronic trading and clearing

The Company provides innovative, advanced trading systems and facilities to serve its customers efficiently. In order to support its expanding international business and product base, the Company entered into a technology services agreement with CME which enables it to list its products for trading on CME Globex virtually 24 hours a day.

In 2002, the Company developed a trade clearing service, NYMEX ClearPort® Clearing, based upon submission to the Exchange’s website of transactions executed off-exchange for clearing on the Exchange. Specifically, NYMEX ClearPort® Clearing is the mechanism by which individually negotiated off-exchange trades are submitted to the Exchange clearinghouse for clearing. This includes clearing for the products that are part of the clearing of off-exchange trades initiative launched in May 2002 as well as the interface used to submit EFP and EFS transactions for energy futures traded as part of NYMEX ClearPort® Trading. NYMEX ClearPort® Clearing achieved a record clearing volume level during 2007 of approximately 84.2 million contracts, increasing from 79.6 million contracts cleared in 2006, and from 39.3 million contracts cleared in 2005.

In January 2003, the Company launched an electronic trading system, NYMEX ClearPort® Trading. NYMEX ClearPort® Trading provides a trade execution system for certain energy futures products which are based on commonly-traded over-the-counter instruments. Following the migration of the Company’s products to CME Globex, NYMEX ClearPort® Trading will continue to be utilized for certain of the Company’s other futures products until their migration to CME Globex upon the achievement of certain trading volumes. In addition, the NYMEX ClearPort® Trading platform serves as the primary trading system for the DME.

Alliances

In June 2005, the Company and Tatweer Dubai LLC, a subsidiary of Dubai Holding L.L.C., entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”) was incorporated as a limited company under the laws of Bermuda. On May 24, 2007, DME Holdings entered into a Shareholders Agreement with the Oman Investment Fund (“OIF”) to sell an equity interest in the venture to the OIF. DME Holdings is the indirect owner of DME, a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. The DME commenced trading on June 1, 2007 and the products traded on it include, among others, the Oman Sour Crude Oil futures contract. The DME is regulated by the Dubai Financial Services Authority, a regulatory body modeled after the United Kingdom Financial Services Authority (“FSA”) and established within the DIFC.

In March 2007, the Company formed a strategic alliance with Bourse de Montréal, Inc., a Canadian corporation (“Montréal Exchange”) that included the purchase of a 10% stake of Montréal Exchange and the creation of a joint venture company, the Canadian Resources Exchange, Inc. (“CAREX”), which will serve the Canadian energy industry. CAREX is headquartered in Calgary, Alberta, and is intended to provide trading and clearing of exchange-traded and over-the-counter crude oil, natural gas, and electricity products with a focus on the Canadian markets. The Company anticipates that the first slate of CAREX products will begin trading in the second quarter of 2008.

In December 2007, the Company announced its intention to form The Green Exchange™, a joint venture between the Company and a number of major market participants. Once established, The Green Exchange™ will offer a comprehensive range of environmental futures, options and swap contracts for markets focused on solutions to climate change and renewable energy. Prior to establishing The Green Exchange, the Company anticipates listing for trading and clearing the first slate of related products during the first quarter of 2008.

During the fourth quarter of 2007 and the first quarter of 2008, the Company acquired an ownership interest of under 20% in IMAREX ASA (“IMAREX”). The Company’s ownership is expected to decrease to approximately 15.7% upon the closing by IMAREX of their acquisition of Spectron Group plc. IMAREX, headquartered in Oslo, Norway, operates a hybrid model of electronic trading and voice brokerage, and offers research, transaction and settlement services for financial derivatives based on oceangoing freight, airborne emissions, farmed salmon, electric power and heavy fuel oil.

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

In April 2006, the Company entered into a technology services agreement with CME (the “CME Agreement”) to trade its products on CME Globex. Listing its energy contracts on CME Globex enables the Company to dramatically increase its product distribution. This arrangement expands the Company’s customer base and allows for its products to be available for trading nearly 24 hours a day and five days per week. The Company clears and settles all trading of its contracts conducted via CME Globex through the Company’s clearinghouse.

Also in 2006, the Company entered into a joint venture with Expertica Limited for the purpose of creating a contract based on Russian Urals-based crude oil products. On October 23, 2006, the Company’s Russian Export Blend Crude Oil (“REBCO”) futures contract was listed for trading on CME Globex. In furtherance of this project, the Company entered into a memorandum of understanding with the Government of St. Petersburg to form a working group to establish a commodity exchange in St. Petersburg, Russia.

Clearinghouse Function

The Exchange serves a clearinghouse function, standing as a financial intermediary on every futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms including margin deposits, guaranty funds posted by clearing members with the Company’s clearinghouse and default insurance. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts. The Company is required, under the Commodity Exchange Act (“CEA”), to maintain separate accounts for cash and securities that are deposited by clearing members at banks, approved by the Company, as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

The Company’s clearinghouse provides the operational infrastructure to allow position matching, reporting and margining for each NYMEX Division and COMEX Division contract. This structure permits parties to trade with one another without individual credit determinations or counterparty credit risk. Further, it allows for the daily flow of marked-to-market variation margin payments and allows the Company to look to the financial strength of its clearing members. Specifically, the clearinghouse ensures that trading is conducted in an orderly manner by matching and recording trades, collecting and maintaining margins, allocating margins according to the positions of the clearing members, matching open short with open long positions for delivery, allocating delivery notices, and generating trading and delivery statistics. The clearinghouse acts as a fiscal transfer agent, transferring money at a minimum of two times per day from the margin funds of traders who have incurred a loss in the market to the margin funds of traders who have generated a gain — all via the Company’s clearing members.

As a safeguard to ensure proper settlement of contracts, each clearing member is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or shares of certain approved money market mutual funds, of a minimum of $2.5 million in the Guaranty Fund. The Guaranty

Fund contained approximately $299.3 million in cash, U.S. Treasury securities and shares of money market mutual funds as of December 31, 2007. The Guaranty Fund is controlled by the Company and may be used to cover the financial defaults of a clearing member on either or both divisions. These amounts on deposit in the Guaranty Fund, however, are not the property of the Company and are not available to pay debt service. Interest earned on security deposits, in the form of U.S. Treasury securities and money market mutual funds, is the property of the clearing member firm that deposited such security while interest earned on security deposits in the form of cash is the property of the Company. The Company also maintains a $115 million default insurance policy to protect the Company and clearing members in the event that a default in excess of $250 million occurs. The Company pays the insurance premiums on the default insurance policy.

During the first quarter of 2004, the Company established additional retail customer protections supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event of a clearing member default as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the CEA, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

The Exchange, as a self-regulatory organization, has instituted detailed risk-management policies and procedures to guard against default risk with respect to contracts traded and cleared on the Exchange. In order to manage the risk of financial non-performance, the Exchange (i) has established that clearing members maintain at least $5 million in minimum working capital; (ii) limits the number of net open contracts that can be held by any clearing member, based upon that clearing member’s capital; (iii) requires clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pays and collects variation margin on a marked-to-market basis at least twice daily; (v) requires clearing members to collect variation margin from their customers; (vi) requires deposits to the Guaranty Fund from clearing members which would be available to cover financial non-performance; and (vii) has broad assessment authority to recoup financial losses. The Exchange also maintains extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of members. In addition, NYMEX Division clearing members, as all NYMEX Division member firms, are each currently required to pledge two Class A memberships, or “seats,” at the NYMEX Exchange and 150,000 shares of NYMEX Holdings common stock. The COMEX Division clearing member firms, as all COMEX Division member firms, must each pledge two COMEX Division memberships.

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

The Company conducts clearing through the Clearing 21® system. This system, a highly flexible clearing system, developed jointly with the CME, was rolled out in 1999. The Clearing 21® system was upgraded in the fall of 2001 to permit clearing member access via the internet as well as to accommodate an enhanced product base, including the clearing of off-exchange contracts. The system enables the Company to perform functions relating to banking, settlement, asset management, delivery management, position management and margins.

The Company has an excellent risk management track record. NYMEX Division has never experienced an incident of a clearing member default, nor has there been a default on COMEX Division since it was acquired by the Company in 1994. The Company’s clearing function enables it to guarantee the financial performance of all contracts traded and/or cleared on NYMEX Division or COMEX Division.

Market Data

The Company provides proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. Market data provides information about bids, offers, trades and trade size to companies and organizations that use the Company’s markets. This information plays a vital role in the trading activity of the Company’s products as well as the trading activity in related cash and derivatives markets. Market data is distributed through dedicated networks to approximately 160 global market data vendors. These vendors consolidate the Company’s market data with that from other exchanges, other third-party data providers and news services, and then re-sell the consolidated data. During 2005, the Company launched new products that provide real-time market data, news and advanced analytics to desktops and mobile devices. The Company intends to grow this segment of its market data business by enhancing its current market data and information product offerings, developing new products and services, and marketing programs to increase the use of its market data.

As of December 31, 2007, the Company’s market data was displayed on approximately 140,000 devices. Revenues from market data comprised 14.2%, 12.8% and 13.3% of the Company’s consolidated operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively. On February 1, 2008, the Company implemented a new fee structure that it anticipates will generate an increase in market data revenue.

Competitive Environment

The Company encounters competition in all aspects of its business and competes directly with other exchanges, both domestic and foreign, and OTC entities, some having substantially greater capital and resources and offering a wider range of products and services and with certain foreign or OTC entities operating under a different and possibly less stringent regulatory regime. More specifically, energy and metals derivatives trading occurs in global markets that are comprised of trading on regulated exchanges, on unregulated or exempt exchange-equivalents, and in traditional bilateral OTC voice-brokered activity. The Company believes that its principal strengths include the integrity of its marketplace, the relative prices of services and products it offers, its substantial liquidity base, its worldwide brand recognition and the quality of its clearing and execution technology and services.

The Company faces the threat of competition from, among other things, the activities of domestic, foreign and emerging exchanges or unregulated exchange-equivalents in the United States. Exchanges designated as “contract markets” or “derivatives transaction execution facilities” pursuant to the Commodity Futures Modernization Act of 2000 (“CFMA”) can compete with the Company in offering market trading of futures and options contracts in either or both of these regulatory tiers. For instance, in 2004, the Chicago Board of Trade (“CBOT”), now part of CME Group Inc. (“CME Group”), listed for trading an additional futures contract (to its metals product slate) in gold futures designed to compete with the Exchange’s gold futures contract. The trading of this product does represent a source of competition. Moreover, the CFMA has created additional opportunities for new competitors to provide trading facilities resulting in an expansion in the number of designated contract markets since the implementation of the CFMA. According to the information maintained on the CFTC’s website, nine new contract market designations have been approved since the implementation of the CFMA (e.g., since December 2000) although three of these designations subsequently were deemed to be dormant by the CFTC. While no new designated contract markets directly compete with the Company, these exchanges, as well as any other new entrant, could potentially compete with the Company’s markets.

Moreover, the CFMA increased the ability of competitors to offer largely unregulated competing products that are economically or otherwise financially-equivalent to futures contracts. For instance, the IntercontinentalExchange Inc. (“ICE”), an electronic trading system for, among other things, various OTC energy products, was created by several large merchant energy and energy companies and currently operates as an “exempt commercial market” under the CFMA. ICE is engaged in the trading of several energy instruments which are financially equivalent to those traded on the Exchange. More generally, OTC trading of contracts similar to those traded or cleared on the Exchange, such as swaps, forward contracts and Exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts, represents a significant source of potential competition for the Exchange. OTC trading of such products could be a significant factor affecting the Company’s trading volumes and operating revenues if market participants perceive OTC products and exchange-traded futures and options as competing alternatives rather than as complementary risk management tools. In addition to ICE, seventeen other entities have notified the CFTC that they will be operating pursuant to the exemption applicable to exempt commercial markets, however, one of these entities, ChemConnect, was subsequently acquired by ICE on July 9, 2007.

The CFMA also expanded the ability of companies to engage in the business of clearing OTC instruments, which previously was not expressly permitted by statute. One of the advantages of a regulated cleared OTC instrument versus an uncleared OTC instrument, the Company believes, is that the existence of a clearinghouse mitigates potential counterparty credit risk in the OTC markets. As such, to the extent that companies are able to enter the business of the clearing of OTC instruments, this may represent a source of potential competition to the Exchange and could be a significant factor affecting the Exchange’s trading volumes and operating revenues. The NYMEX ClearPort® Clearing initiative represents the Exchange’s effort to enter into this type of business. There are other companies, such as the Clearing Corporation (formerly the Board of Trade Clearing Corporation), and EnergyClear, which commenced operations for the clearing of OTC energy derivatives. Until October 2003, the Guaranty Clearing Corporation, a subsidiary of the Clearing Corporation, offered clearing services and at such time, the Clearing Corporation then directly assumed these duties. As a note, EnergyClear is now deemed to be dormant by the CFTC. The London Clearing House (now known as LCH.Clearnet Limited) has also been registered as a Derivatives Clearing Organization with the CFTC and has established a clearing arrangement in both the U.S. and the U.K. with ICE. More recently, CME has also commenced preparations to provide OTC clearing services, although at present their focus appears to be on the clearing of OTC financial instruments. In 2007, ICE acquired the Board of Trade of the City of New York (“NYBOT”) and its wholly-owned clearinghouse, and also announced the formation of ICE Clear EuropeSM, a European-based clearinghouse. These initiatives may enable ICE to provide clearing services for the OTC and regulated futures markets which may be able to compete with the services provided by the Company.

The CFTC’s authorization expired in 2005; however, reauthorization was not concluded in 2006 or 2007 and will continue through the 2008 legislative session. As part of the 2007 process, legislative action was taken in both the House and Senate that will affect trading in products on an electronic trading platform that serves a significant price discovery function. The language passed by the House Agriculture Committee is contained in the CFTC Reauthorization Bill and the language in the Senate was passed as an amendment to the Farm Bill. In effect, both bills would impose regulatory requirements, including position limits/accountability, large trader reporting and self-regulatory duties on exempt commercial markets such as ICE in relation to products that serve a significant price discovery role and that compete directly with NYMEX products. If adopted, these bills would impact NYMEX’s ability to compete with unregulated exempt commercial markets. Upon passage of the House Bill by the full House, the House and Senate will attempt to resolve differences in the language between the two versions. Additionally, as part of the Bush administration’s proposed 2008 budget, a proposal was introduced to impose a transaction tax on futures transactions cleared by a derivatives clearing organization regulated by the

CFTC. While many participants in the futures industry, including the Company, are vigorously opposing this proposal, the Company cannot guarantee that such proposal will not be enacted, which may adversely impact its ability to compete on an international level.

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

Volumes on the Exchange continue to grow, as do volumes on the markets of our competitors. Consequently, under present competitive conditions, the Company presently believes that neither increasingly liquid foreign markets nor other competitive factors have taken material volume away from the Exchange. In particular, in 2006, ICE Futures, the U.K.-based subsidiary of ICE, listed for trading three futures contracts based on the Company’s light sweet crude oil, heating oil and gasoline futures contracts. The Company objected to the CFTC in that ICE Futures is operating pursuant to CFTC staff no-action relief which is intended to permit foreign futures and options to be made electronically available for trading by foreign exchanges in the U.S. without requiring such foreign exchanges to register with the CFTC as a contract market. The Company has raised concerns with the CFTC regarding the appropriateness of this relief for domestic-based futures contracts. Following a request for comment and a public hearing held by the CFTC on June 27, 2006, the CFTC, on October 31, 2006, then issued a Statement of Policy (on boards of trade located outside the U.S. and on no-action relief from the requirement to become a designated contract market or derivatives transaction execution facility). In that Statement of Policy, the CFTC declined the opportunity to develop objective standards for establishing a threshold test of U.S. location, opting instead to utilize a more flexible approach. The CFTC, also essentially reaffirmed the scope of the existing staff no-action process. Under the regulatory regime of the FSA, to which ICE Futures remains subject, there are no formal limits or restrictions on the size of positions that may be held by market participants. In view of these and other differences in applicable regulatory standards, ICE Futures may continue to present a source of competition to several of the Company’s benchmark contracts and thus may have an adverse impact on the Company’s business.

In the past few years, there has been significant consolidation in the provision of clearing services. In 2003, the CME and the CBOT announced a common clearing link whereby the CME would provide clearing and settlement services for all CBOT products. This linkage became fully operational in January 2004. Additionally, on October 17, 2006, CME announced that they had entered into a merger agreement with CBOT, pursuant to which CBOT was acquired by CME in July 2007. In December 2003, the London Clearing House and Clearnet, two significant European clearinghouses, completed a merger to form the LCH.Clearnet Group. To the extent that other entities are able to provide clearing on products which compete with the Company’s products and are able to provide benefits to market users from such consolidations, this may represent a source of competition to the Exchange and could be a significant factor affecting trading volumes and operating revenues.

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

Systems and Facilities

The Company has consolidated its off-site business continuity and disaster recovery facilities into one facility for potential use during an emergency. The Company’s disaster recovery site, located in Long Island, New York, encompasses a backup trading facility that operates on separate power, water, and telecommunications grids than those of the Company’s headquarters facility. This alternative facility is fully equipped for trading, with a full size backup trading floor, and has an emergency operations center. The backup trading floor and data center are located outside of the Company’s headquarters transportation infrastructure. The Company’s main and backup data centers are linked through high capacity fiber connectivity which allows for fully-synchronous communications between the main and backup systems. The Company has instituted, on an annual basis, a full scale mock disaster drill in order to test the efficiency of its business continuity planning with its member firms along with several smaller scale drills occurring at other times during the year. CME Globex has two remote data centers and backup facilities maintained in two separate locations. In October 2007, the Company, along with other U.S. futures exchanges and the industry’s largest market participants, successfully completed the fourth annual industry-wide disaster recovery test. It is anticipated that this industry-wide testing will continue to be an annual event.

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

Recent Developments

On January 28, 2008, the Company announced that it is engaged in preliminary discussions with CME Group regarding their potential acquisition of the Company. Discussions are in early stages and the transaction remains subject to completion of due diligence, negotiation of terms and execution of a definitive agreement and necessary approvals of, including but not limited to, the boards of directors of both CME Group and the Company. There can be no assurances that any agreement will be reached or that a transaction will be completed.

Financial Information about Segments

Financial information relating to NYMEX Holdings’ business segments for the years ended December 31, 2007, 2006 and 2005 can be found in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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

Working Capital Requirements

The Company believes its working capital of $474.0 million at December 31, 2007 is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months. For additional information on working capital, see “Management’s discussion and analysis of financial condition and results of operations — Liquidity and capital resources.”

Research and Development

The Company incurs costs each year on research for the development of new, and improvement of existing, commodity contracts. During the years ended December 31, 2007, 2006 and 2005, the Company expended, directly or indirectly, $2.4 million, $2.4 million and $2.2 million, respectively, on research and development activities relating to the design, development, improvement and modification of new and existing contracts. The Company anticipates that it will continue to have research and development costs to maintain its competitive position in the future.

Effects of Environmental Regulations

The Company’s services are not subject to environmental regulations.

Number of Employees

At December 31, 2007, NYMEX Holdings had approximately 400 full-time employees. No employees are covered by labor unions.

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

ITEM IA. RISK FACTORS

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

The Company’s trading volume, and consequently its revenues and profits, could be materially adversely affected if the Company is unable to retain its current customers or attract new customers or if derivatives trading volume in general decreases

The success of the Company’s business depends, in part, on its ability to maintain and increase its trading volume and the resulting exchange fees. To do so, the Company must maintain and expand its product offerings, its customer base and its trade execution alternatives. The Company’s success also depends on its ability to offer competitive prices and services in an increasingly price-sensitive business. In addition, the Company’s success depends on its ability to attract and retain new customers who trade its products. The Company may be unable to continue to expand the number of products that it offers, to retain its existing customers or to attract new customers. The Company’s management may make certain decisions that are designed to enhance stockholder value, which may lead to decisions or outcomes with which its customers disagree. These changes may make the Company less attractive to its customers and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. Although its members currently pay the Company prices that are lower than those paid to the Company by non-members, the Company cannot assure you that its members will continue to receive beneficial pricing. A material decrease in member trading activity would negatively impact trading volume and liquidity in Company products and reduce its revenues. If the Company fails to expand its product offerings or execution facilities, or lose a substantial number of its current customers, or is unable to attract new customers, its business would be adversely affected. Furthermore, declines in its trading volume may negatively impact market liquidity on the Exchange, which would result in lower exchange fee revenues and could materially adversely affect the Company’s ability to retain its current customers or attract new customers.

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

It is expensive in terms of costs and management and other resources to continue operating two trading venues for the same products. The Company may not have sufficient resources to adequately fund or manage both trading venues. This may result in resource allocation decisions that materially adversely impact one or both venues. Moreover, to the extent that the Company continues to operate two trading venues, its board of directors and management may make decisions which are designed to enhance the continued viability of two separate trading venues. These decisions may have a negative impact on the overall competitiveness of each trading venue. See “— The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders” and “— Holders of common stock who also own Class A memberships in NYMEX Exchange may have interests that differ from or may conflict with those of holders of common stock who are not also owners of Class A memberships in NYMEX Exchange.”

Reductions in the fees the Company charges resulting from competitive pressures could lower its revenues and profitability

The Company expects to experience pressure on the fees it charges as a result of competition the Company faces in its commodities futures and off-exchange clearing markets. Some competitors of the Company offer a broader range of products and services to a larger participant base, and enjoy higher trading volumes than the Company. Consequently, competitors of the Company may be able and willing to offer competing products at lower fees than the Company currently offers or may be able to offer. As a result of this pricing competition, the Company could lose both market share and revenues. The Company believes that any downward pressure on the fees it charges would likely continue and intensify as it continues to develop its business and gain recognition in its markets. A decline in such rates could lower its revenues, which would adversely affect its profitability. In addition, competitors of the Company may offer other financial incentives such as rebates or payments in order to induce trading in their markets, rather than the Company’s. Furthermore, the Company may not be able to change the fees of certain of its products due to the rights of owners of Class A memberships in NYMEX Exchange. See “— The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders.”

The Company depends primarily on the Chicago Mercantile Exchange for electronic trading

On April 6, 2006, the Company announced, pursuant to an agreement with CME, that CME is the primary electronic trading services provider for the Company’s energy futures and options contracts. Effective June 11, 2006 for trade date June 12, 2006, access to electronic trading of the Company’s products became available virtually 24 hours a day on CME Globex. The Company cannot assure you that CME will be able to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services, if necessary, to meet the Company’s needs. An interruption in or the cessation of service by CME and the

Company’s inability to make alternative arrangements in a timely manner, or at all, or significant changes in the fees payable to CME for use of CME Globex, upon expiration of the current agreement, could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Moreover, in the last several years, the structure of the securities industry has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. In 2002, CME completed its initial public offering. CBOT and ICE followed with their initial public offerings in 2005. In January 2007, ICE and NYBOT consummated a merger pursuant to which NYBOT became a wholly-owned subsidiary of ICE. As a result of ICE’s acquisition of NYBOT and their clearinghouse function, ICE may be able to more effectively compete against the Company. In addition, on July 12, 2007, Chicago Mercantile Exchange Holdings Inc. (“CME Holdings”) and CBOT Holdings, Inc. (“CBOT Holdings”) consummated a merger pursuant to which CBOT Holdings merged with and into CME Holdings and the combined company was subsequently renamed CME Group. While the Company intends to opportunistically pursue strategic acquisitions and alliances to enhance its global competitive position, the market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the securities industry, which may adversely affect the Company’s ability to find acquisition targets or strategic partners that fit its strategy objectives.

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

The Company’s revenues and profitability depend significantly upon trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts

The Company’s revenues depend significantly on trading volumes in the markets for light sweet crude oil futures and options contracts and Henry Hub natural gas futures and options contracts. Trading in light sweet crude oil futures and options contracts accounted for 34.4%, 26.2% and 31.0% of the Company’s consolidated clearing and transaction fee revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Trading in Henry Hub natural gas futures and options contracts accounted for 9.9%, 14.0% and 16.3% of the Company’s consolidated clearing and transaction fee revenues for the years ended December 31, 2007, 2006 and 2005, respectively. A decline in trading volumes or in the Company’s market share in these markets, including a decline which results in such markets no longer being considered the benchmarks, lack of price volatility, increased competition, possible regulatory changes, such as the Energy Policy Act of 2005, which phased out the blending of MTBE into gasoline, or adverse publicity and government investigations related to events in the North American natural gas and power markets, could significantly reduce the Company’s revenues and jeopardize its ability to remain profitable and grow.

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

The Company depends on its executive officers and other key personnel

The Company’s future success depends in large part upon the continued service of its executive officers, as well as various key management, technical and trading operations personnel. The Company believes that it is difficult to hire and retain executive management with the skills and abilities desirable for managing and operating a derivatives exchange. The loss of key management could have a material adverse effect on the Company’s business, financial condition and operating results. Any of the Company’s key personnel, including those with written employment contracts, may voluntarily terminate his or her employment with the Company. The Company’s future success also depends, in significant part, upon the Company’s ability to recruit and retain highly skilled and often specialized individuals as employees. The level of competition in the industry for people with these skills is intense, and from time to time the Company has experienced losses of key employees. The Company has historically relied and continues to rely on knowledgeable members of the Exchange to serve on its board of directors. The Company benefits greatly from such members serving in this capacity. There is no guarantee that the Company will have the continued service of these members. Significant losses of such key personnel, particularly to competitors, could have a material adverse effect on the Company’s business, financial condition and operating results. In addition, the CFTC has adopted a final rule that makes the standards for independence of a director stricter than the current standards. However, the adoption of such rule may result in the preclusion of many Exchange members, on whose service the Company has historically relied, from continued or future service on its board of directors.

The Company depends on third party suppliers for services that are important to its business

In addition to its reliance on CME, the Company depends on a number of suppliers, such as banks, telephone companies, online service providers, data processors and software and hardware vendors for elements of its trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. The Company cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet the Company’s needs. An interruption in, or the cessation of, service by any service provider and the Company’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may be unable to keep up with rapid technological changes

To remain competitive, the Company will be dependent on the continued enhancement and improvement of the responsiveness, functionality, accessibility and features of the Company’s software, network distribution systems and other technologies. In addition, the Company will be dependent on CME’s ability to enhance and improve the responsiveness, functionality, accessibility and features of its software, network distribution systems and other technologies, including CME Globex. The financial services industry is characterized by rapid technological change, changes in use and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render obsolete the Company’s existing proprietary technology and systems. The Company’s success will depend, in part, on its, and with respect to CME Globex, CME’s, ability to:

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

The success of the Company’s markets will depend on the availability of electronic trading systems that have the functionality, performance, reliability, speed and liquidity required by the Company’s customers

The future success of the Company’s business depends in large part on the Company’s ability to provide access to interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. The Company expects that a significant portion of its overall volume will be generated through electronic trading on CME Globex. However, historically a significant amount of the overall volume was generated through the Company’s open outcry trading facilities. CME Globex may not be capable of accommodating all of the complex trading strategies typically used for the Company’s options on futures contracts. Moreover, the Company’s customers who trade options may not accept CME Globex. In either event, the Company’s ability to increase trading volume of options on futures contracts on CME Globex would be adversely affected. In addition, if CME is unable to develop its electronic trading systems to include other products and markets, or if their electronic trading systems do not have the required functionality, performance, reliability, speed and liquidity, the Company may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

Computer and communications systems failures and capacity constraints could harm the Company’s reputation and its business

The Company’s failure to operate, monitor or maintain its computer systems and network services, including those systems and services related to its electronic trading platform, or, if necessary, to find replacements for its technology in a timely and cost-effective manner, could have a material adverse effect on the Company’s reputation, business, financial condition and operating results. The Company relies and expects to continue to rely on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, clearance organizations and software and hardware vendors. Failure of the Company’s systems or those of the Company’s third party providers, such as CME Globex, may result in one or more of the following effects:

•	suspension of trading;

•	unanticipated disruptions in service to customers;

•	slower response times;

•	delays in trade execution;

•	decreased customer satisfaction;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims;

•	regulatory sanctions; and

•	inability to transmit market data.

The Company’s status as a CFTC registrant requires that the Company’s trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of the Company’s computer systems or of CME Globex during peak trading times or at times of unusual market volatility could cause the Company’s systems or CME Globex to operate slowly or even to fail for periods of time. The Company monitors system loads and performance and regularly implements system upgrades to handle estimated increases in trading volume.

However, the Company’s estimates of future trading volume may not be accurate and the Company’s systems or CME Globex may not always be able to accommodate actual trading volume without failure or degradation of performance. System failure or degradation could lead the Company’s customers to file formal complaints with industry regulatory organizations, file lawsuits against the Company or cease doing business with the Company or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations. The Company or CME may experience system failures, outages or interruptions on either CME Globex or the Company’s open outcry platform that will materially and adversely affect the Company’s business. Although CME Globex has experienced technical failures in the past which did not have a material effect on the Company’s operations, the Company cannot assure you that if it and/or CME experience system errors or failures in the future that they will not be material.

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

Acts beyond the Company’s control, including war, terrorism or natural disasters may result in the closing of the Company’s trading and clearing operations and render the Company’s backup data and recovery center inoperable

The September 11, 2001 terrorist attack on the World Trade Center, which was located near the building that houses the Company’s headquarters and primary trading floors, resulted in the closing of the Company’s trading and clearing operations for four business days, and rendered its backup data and recovery center inoperable. In order to replace its backup data and recovery site, the Company leased temporary space in New Jersey while it developed a plan for a permanent business recovery facility outside of New York City. In 2002, the Company leased space for a suitable permanent recovery site, where it invested in the development of a backup trading floor and data center. The new recovery site became fully operational in the second quarter of 2003. However, future acts of war, terrorism, natural disasters, human error, power or telecommunications failure or other events may result in the closing of the Company’s trading and clearing operations, including any electronic trading effectuated on CME Globex, and render its backup data and recovery center inoperable. Any such shut down of the Company’s operations or CME Globex may have a material adverse effect on the Company’s business, financial condition and operating results.

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

Volatility or declines in the global financial markets may materially and adversely affect the Company

Adverse economic and political conditions may cause volatility or declines in global financial markets and may affect the Company’s operating results or investments. The global financial services business is, by its nature, risky and volatile and is affected by many national and international factors that are beyond the Company’s control. Any one of these factors may cause a substantial decline in the global financial services markets, which could potentially result in reduced trading volume or losses to the Company’s investments. These events could materially adversely affect the Company’s business. These factors include:

•	economic and political conditions in the United States and elsewhere in the world;

•	wavering institutional/consumer confidence levels;

•	the availability of cash for investment by mutual funds and other institutional as well as retail investors; and

•	legislative and regulatory changes.

Acquisitions and strategic partnerships, if any, may not produce the results expected by the Company

The Company plans to opportunistically pursue acquisitions, strategic partnerships and joint ventures that will allow it to expand its range of products and services, expand the distribution of its products to more customers, and enhance its operational capabilities. However, the Company cannot assure you that it will be successful in either developing, or fulfilling the objectives of, any such alliance. Further, those activities may strain its resources and may limit its ability to pursue other strategic and business initiatives, including acquisitions, which could have a material adverse effect on its business, financial condition and operating results. Additionally, joint ventures and other partnerships may involve risks not otherwise present for investments made solely by the Company. For example, the Company may not control the joint ventures; joint venture partners may not agree to distributions that the Company believes are appropriate; joint venture partners may not observe their commitments; joint venture partners may have different interests than those of the Company and may take action contrary to the Company’s interests; and it may be difficult for the Company to exit a joint venture after an impasse or if the Company desires to sell its interest. In addition, conflicts or disagreements between the Company and its strategic partners or joint venture partners may negatively impact the Company’s business.

On January 28, 2008, the Company announced that it is engaged in preliminary discussions with CME Group regarding their potential acquisition of the Company. Discussions are in early stages and the transaction remains subject to completion of due diligence, negotiation of terms and execution of a definitive agreement and necessary approvals of, including but not limited to, the boards of directors of both CME Group and the Company. There can be no assurances that any agreement will be reached or that a transaction will be completed.

The Company’s market data fees may be reduced or eliminated by the growth of electronic trading and electronic order entry systems

The Company sells its market data to individuals and organizations that use its markets or monitor general economic conditions. Revenues from the Company’s sale of market data totaled $96.0 million, $63.6 million and $44.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. This revenue accounted for 14.2%, 12.8% and 13.3% of the Company’s total operating revenues during the years ended December 31, 2007, 2006 and 2005, respectively. Electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If the Company does not separately charge for market data supplied to trading terminals, and trading terminals with access to the Company’s markets become widely available, the Company could lose market data fees from those who have access to trading terminals. The Company will experience a reduction in its revenues if it is unable to recover that fee revenue through terminal usage fees, transaction fees or other increases in revenues.

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

Damage to the Company’s reputation could have a material adverse effect on its business

One of the Company’s competitive strengths is its reputation and brand name. The Company’s reputation could be harmed in many different ways, including by its regulatory, governance or technology failures or by member or employee misconduct. Damage to its reputation could cause the trading volume on the Exchange to be reduced. The Company runs the risk that its directors, employees or persons who use its markets will engage in fraud or other misconduct, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. This, in turn, may have a material adverse effect on the Company’s business, financial condition and operating results.

Risks relating to the Company’s capital structure

The Company’s governing documents provide for the protection and support of open outcry trading by granting certain voting and economic rights to the owners of the Class A memberships, who may have interests that differ from or may conflict with those of the Company’s stockholders

In general, a corporation’s board of directors is responsible for the business and affairs of the corporation. Delaware law, however, permits a certificate of incorporation to provide otherwise. As a result of the demutualization transaction in 2000, each NYMEX membership was converted into one Class A membership in NYMEX Exchange and one share of NYMEX Holdings common stock (which shares of common stock subsequently were recapitalized 90,000-for-1 upon the sale of 10% equity interest in NYMEX Holdings pursuant to the Stock Purchase Agreement). In connection with providing open outcry trading protections to the owners of the Class A memberships, neither the board of directors nor the Company’s stockholders have any ability to change, or any responsibility or liability with respect to, the trading rights protections afforded to the owners of the Class A memberships (who are not required to be stockholders, but must be owners of Class A memberships in NYMEX Exchange) under the NYMEX Exchange Bylaws.

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

•

the elimination, suspension or restriction of open outcry trading, unless a product is no longer “liquid” in which case open outcry trading in that particular product may be eliminated, suspended or restricted by the Company’s board of directors. For these purposes, “liquid” means a futures or options contract listed for trading on NYMEX Exchange where the total trading volume executed by open outcry in the applicable trading ring for that contract for the most recent three (3) month period is at least 20% or more of the total trading volume executed by open outcry in the applicable trading ring for that contract for the three month period immediately preceding the most recent three (3) months;

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

•	any change in regular trading hours;

•	changes to current procedures for setting margin requirements;

•	material changes to the eligibility criteria and composition of the committees of NYMEX Exchange;

•	any transaction that causes the clearinghouse to no longer be wholly-owned by NYMEX Exchange; and

•	any change in the economic rights described in the next three paragraphs.

In the event NYMEX Exchange permanently terminates all open outcry trading of any NYMEX Division product and instead lists such product for trading only via electronic trading or at least 90% of contract volume of such product shifts to electronic trading, owners of Class A memberships will receive 10% of the gross revenue attributable to all revenue from the electronic trading of such NYMEX Division product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor), or, if greater, 100% of the revenue from any additional special fee or surcharge applicable to the electronic trading of such NYMEX Division product. This payment will commence at the time of such permanent termination of open outcry trading or such shift of at least 90% of contract volume to electronic trading for such NYMEX Division product.

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

The COMEX Division governing documents provide for the protection and support of the COMEX Division by granting certain voting and other rights to the owners of the COMEX Division memberships which may restrict our ability to take certain actions that we might have otherwise implemented

On January 28, 1994, the Company entered into the Agreement and Plan of Merger, as amended, by and among the NYMEX Division, COMEX Acquisition Corp. and the COMEX Division (“COMEX Merger Agreement”), relating to, among other things, the NYMEX Division’s acquisition of the COMEX Division and the establishment of certain rights to be retained by the owners of the COMEX Division memberships. On September 20, 2006, the Company entered into an agreement (the “COMEX Transaction Agreement”), by and among the Company, the NYMEX Division, the COMEX Division and the Governor’s Committee of the COMEX Division (the “COMEX Governor’s Committee”), which, along with the Amended and Restated COMEX By-laws, amended the rights retained by the owners of the COMEX Division memberships. On November 20, 2006, the owners of COMEX Division memberships approved the COMEX Transaction Agreement between the COMEX Division and the Company. The provisions of this agreement permit the NYMEX Division, among other things, to expand electronic trading of the metals contracts and thereby permit expanded electronic access to these markets by non-COMEX Division members and to permit after-hours trading and side-by-side trading of COMEX Division contracts via CME Globex in exchange for 6,484,800 shares of common stock of NYMEX Holdings. The COMEX Transaction Agreement was consummated on November 20, 2006.

The amended rights given and/or retained by the owners of the COMEX Division memberships relate primarily to trading rights protections, COMEX Division membership fee protections, COMEX Division membership benefit protections, and merger/spinoff protections, more fully set forth in the COMEX Transaction Agreement and the Amended and Restated COMEX Bylaws. In view of the foregoing, the Company’s ability to take certain actions that it may deem to be in the best interest of the Company, including actions relating to the operation of the open outcry trading facility, may be limited by these amended rights given to, and/or retained by, the owners of COMEX Division memberships. Consequently, the owners of COMEX Division memberships may advocate that the Company enhance and protect their trading and other protections over their economic interest in the Company represented by NYMEX Holdings common stock they own. Five of the fifteen members of the board of directors are beneficial owners of COMEX Division memberships.

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

Additionally, the Company is dependent upon the revenues from the trading and clearing activities of the members of NYMEX Exchange. This dependence also gives NYMEX Exchange members substantial influence over how the Company operates its business. Nine of the fifteen members of the board of directors own Class A memberships in NYMEX Exchange.

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

Delaware law and provisions of the governing documents of NYMEX Holdings could enable the board of directors to prevent or delay a change of control of NYMEX Holdings and adversely affect market value

The Amended and Restated Certificate of Incorporation of NYMEX Holdings (“Amended and Restated Certificate of Incorporation”) and the Amended and Restated Bylaws of NYMEX Holdings (“Amended and Restated Bylaws”) contain provisions which may be viewed as anti-takeover provisions. These anti-takeover provisions are described under the subheading “Certain Anti-takeover Matters” under “Description of Capital Stock.” In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Company’s common stock. Delaware law prohibits a publicly held corporation from engaging in a “business combination” with an “interested shareholder” for three years after the shareholder becomes an interested shareholder, unless the corporation’s board of directors and shareholders approve the business combination in a prescribed manner or the interested shareholder has acquired a designated percentage of the Company’s voting stock at the time it becomes an interested shareholder.

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

The legal framework for the industry has been modified, resulting in lower barriers to entry and decreased regulatory costs for competitors

The industry has been subject to several fundamental regulatory changes, including changes in the statute under which the Company has been regulated since 1974. Since its inception, the CEA has generally required all purchases and sales of a commodity for future delivery, i.e., futures contracts, to be executed on an exchange that had been approved by the CFTC. While any off-exchange execution of a contract deemed to be a futures contract was thus a violation of the CEA, the CFTC did provide for exemptions for certain over-the-counter instruments. The CFMA provided clarification and greater legal certainty by expressly excluding or exempting various OTC instruments from the requirement to be executed on a regulated exchange as well as from other regulatory requirements. It is possible that, over time, the chief beneficiaries of the CFMA will be over-the-counter dealers and companies that operate or intend to open exempted electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access such electronic exchanges or engage in such bilateral private transactions are the same customers who historically have conducted the vast majority of their financial business on regulated exchanges. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. The Company cannot predict the extent to which any future regulatory changes may materially adversely affect its business.

The nature and role of the Company’s self-regulatory responsibilities may change

Some financial services regulators have publicly stated their interest in evaluating the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self-regulatory responsibilities. In particular, the CFTC previously issued the “final” version of a “safe harbor” of acceptable practices for compliance with the statutory core principle concerning minimizing conflicts of interest in the decision-making process of the contract market. While the CFTC has made clear that these acceptable practices will not constitute the sole means of complying with this core principle, the specificity of the safe harbor terms leaves unclear what other practices may be deemed to be acceptable compliance. The terms of the safe harbor include the establishment of a new regulatory oversight committee (“ROC”) with quite expansive duties and responsibilities. Subsequently, by notice issued on November 23, 2007 that became effective immediately, the CFTC stated that the new acceptable practices were being stayed indefinitely.

The Company’s regulatory programs and capabilities contribute significantly to its brand name and reputation. The internal restructuring of the Company to implement these acceptable practices and the changes to bylaws and to certificates of incorporation to reflect the changes in board composition at the Exchange may impose new and possibly significant costs and other burdens on the Company.

The Company may face increasing efforts by other federal regulators to conduct oversight of the Company’s businesses and programs

Since the inception of the CFTC in 1974, its governing statute has always provided for exclusive CFTC jurisdiction of futures agreements, entities and participants. However, with the implementation of the Energy Policy Act of 2005, the Federal Energy Regulatory Commission (“FERC”) has taken a position challenging the CFTC’s exclusive jurisdiction. This matter may be addressed judicially in one or more matters now under litigation involving actions initiated by either the CFTC or FERC against participants involved in the activities of Amaranth. However, should the current situation continue, the Company is at some risk that FERC will continue to assert some manner of jurisdiction over the Exchange. This may create the potential for both additional cost in the form of duplicative regulatory requirements for the Exchange and for its members and substantial uncertainty as to regulatory compliance resulting from conflicting standards and demands from competing regulators. This, in turn, may make our markets less attractive to market participants who may seek alternative trading venues.

Proposals of legislation or regulatory changes preventing clearing facilities from being owned or controlled by exchanges, even if unsuccessful, may limit or stop the Company’s ability to run a clearinghouse

Many clearing firms have increasingly stressed the importance to them of centralizing clearing of futures contracts and options on futures in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many have expressed the view that clearing firms should control the governance of clearinghouses or that clearinghouses should be operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association, are attempting to cause legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearinghouse to a clearinghouse owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, the Company’s strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearinghouses for clearing positions established on the Exchange. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of the Company’s clearinghouse. Moreover, in a comment letter to the U.S. Department of the Treasury stemming from a study requesting comment on the “Regulatory Structure Associated with Financial Institutions,” the U.S. Department of Justice has expressed the opinion that the control exercised by futures exchange over clearing services has made it difficult for exchanges to enter and compete in the trading of financial futures contracts and recommended that the U.S. Department of the Treasury undertake a review of exchange-controlled clearing of financial futures and the underlying regulatory structures. If any review results in any change in the ability of exchanges to control their own clearinghouses, this may materially impact the current business model adopted by the Company. If any of these events occur, the Company’s revenues and profits would be materially and adversely affected.

The Company is subject to significant risks of litigation

Many aspects of the business involve substantial risks of litigation. For example, dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. The Company may become subject to these claims as the result of failures or malfunctions of services and systems provided by it. The Company could incur significant legal expenses defending claims, even those without merit. Although the CEA and the Company’s CFTC-approved disclaimer and limitation of liability rules offer the Company some protections, an adverse resolution of any lawsuits or claims against the Company could have a material adverse effect on its reputation, business, financial condition and/or operating results.

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

A negative outcome for the Company in New York Mercantile Exchange, Inc. v. IntercontinentalExchange, Inc. could adversely affect the Company’s financial condition and operating results

Since November 20, 2002, the Company has been a party to ongoing litigation regarding intellectual property infringement and contractual interference by ICE relating to ICE’s use of, and reference to, the Company’s settlement prices in its cleared OTC swap contracts for Henry Hub natural gas and West Texas Intermediate crude oil. The federal district court granted ICE’s motion for summary judgment in September 2005. The Company appealed this decision before the Second Circuit Court of Appeals, which affirmed the lower court’s decision in August 2007. In January 2008, the Company filed a petition for a Writ of Certiorari with the U.S. Supreme Court. A negative outcome for the Company in this case, which could result in the continued and expanded use by ICE and other competitors of the Company’s intellectual property without payment of a licensing fee, could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

The CFTC’s authorization expired in 2005; however, reauthorization was not concluded in 2006 or 2007 and will continue through the 2008 legislative session. As part of the 2007 process, legislative action was taken in both the House and Senate that will affect trading in products on an electronic trading platform that serves a significant price discovery function. The language passed by the House Agriculture Committee is contained in the CFTC Reauthorization Bill and the language in the Senate was passed as an amendment to the Farm Bill. In effect, both bills would impose regulatory requirements, including position limits/accountability, large trader reporting and self-regulatory duties on exempt commercial markets such as ICE in relation to products that serve a significant price discovery role and that compete directly with NYMEX products. If adopted, these bills would impact NYMEX’s ability to compete with unregulated exempt commercial markets. Upon passage of the House Bill by the full House, the House and Senate will attempt to resolve differences in the language between the two versions. Additionally, as part of the Bush administration’s proposed 2008 budget, a proposal was introduced to impose a transaction tax on futures transactions cleared by a derivatives clearing organization regulated by the CFTC. While many participants in the futures industry, including the Company, are vigorously opposing this proposal, the Company cannot guarantee that such proposal will not be enacted, which may adversely impact its ability to compete on an international level.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s primary trading facilities and corporate headquarters are located in a 16-story building in downtown New York, New York. This building, which is on land leased from the Battery Park City Authority for a term expiring on June 17, 2069, is one of five office buildings in a complex known as the World Financial Center. The construction of the 502,000 square foot building was completed in 1997. As of December 31, 2007, the Company leases approximately 156,000 square feet at this facility to 32 tenants who are member firms and non-member retail and other tenants.

The Company’s largest tenant is NYBOT, which, in 2007, changed its corporate name to ICE Futures U.S., Inc. NYBOT entered into a lease agreement with the Company in 2002. Under the lease agreement, which expires in 2013, NYBOT leases approximately 13,000 square feet of the trading floor that is also occupied by COMEX Division, and approximately 45,000 square feet of office space. Rent commenced on various occupancy dates during 2003.

The Company’s disaster recovery site is located in Long Island, New York, and operates on a different power grid than its headquarters building. This site has fully operational trading floors to facilitate both NYMEX Division and COMEX Division open outcry auction trading, and houses a data center that is continuously connected to the Company’s headquarters in order to provide systems and data redundancy. The Company leases the space for this site. The lease, which is for approximately 46,000 square feet of space, began in the fourth quarter 2002 and expires in 2013.

The Company leases office space in Houston, Texas, Washington, D.C., London, England and Singapore, where it conducts marketing activities.

The Company’s management believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained for the immediate future. The Company’s facilities are effectively utilized for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is a party to several lawsuits and claims. The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly. It is possible that the ultimate resolution of its liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material. Based on its review of the latest information available, the Company believes its ultimate liability, if any, in connection with any current lawsuits or claims for pending or threatened legal proceedings, would not materially affect the Company’s financial condition, results of operations, or cash flows.

Set forth below is a description of material litigation to which the Company is a party, as of December 31, 2007. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

On January 16, 2008, NYMEX Exchange filed its Petition for a Writ of Certiorari with the United States Supreme Court. ICE filed its Brief in Opposition on February 12, 2008. NYMEX Exchange filed its Reply Brief on February 25, 2008. This matter is ongoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading Symbol — NMX

As previously mentioned, the Company completed an initial public offering of its common stock in November 2006. The principal market on which its common stock is traded is the New York Stock Exchange. Information relating to the high and low sales price per share of common stock (from when the common stock first became publicly traded) is set forth in Note 25 to the consolidated financial statements.

Dividend Policy

The board of directors of the Company adopted a dividend policy in April 2007. The declaration of dividends is subject to the discretion of the board of directors. In its determination of a dividend declaration, the board of directors considers matters such as financial results, capital requirements, the effect on the Company’s credit rating, general business conditions and any other such matters that it believes to be a relevant factor in determining whether or not to declare a dividend.

During 2007 and 2006, dividends declared were as follows:

Declaration Date	Dividend per Share	Number of Shares Outstanding	Total Dividend
January 11, 2006	$36,764.71	816	$30,000,000
March 6, 2006	$196,078.43	816	$160,000,000
July 6, 2006	$0.06	81,600,000	$5,000,000
November 10, 2006	$0.14	73,440,000	$10,000,000
November 10, 2006	$0.98	81,600,000	$80,000,000
April 30, 2007	$0.10	94,449,800	$9,445,000
August 1, 2007	$0.10	94,449,800	$9,445,000
September 30, 2007	$0.10	94,736,539	$9,475,000
September 30, 2007	$1.055559	94,736,539	$100,000,000

As discussed in Note 3 to the consolidated financial statements, immediately prior to the Stock Purchase Agreement, each of the original 816 shares of common stock was converted into 90,000 shares of common stock.

Number of Holders of Common Stock

There were 942 holders of record of the Company’s common stock as of February 20, 2008.

Stock Performance Graph

The following graph and table compare the total return of the Company’s common stock with the Standard & Poor’s 500 Stock Index and a peer group, which the Company believes to be competitors in its industry, for the period November 17, 2006 (the date the Company’s common stock began trading on the New York Stock Exchange) through December 31, 2007. The figures presented below assume that $100 was invested at the closing prices on November 17, 2006 in the Company’s common stock, the Standard & Poor’s 500 Stock Index and the common stock of the Company’s peer group, and assumes the reinvestment of all dividends. The Company’s peer group is comprised of Chicago Mercantile Exchange Holdings Inc., IntercontinentalExchange, Inc., NYSE Group, Inc. and the NASDAQ Stock Market, Inc.

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

The initial public offering price was $59.00 per share. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders. Gross proceeds from the offering were approximately $375.5 million. Net proceeds the Company received, after deducting underwriting discounts and commissions of approximately $27.6 million and direct costs of approximately $3.7 million, totaled approximately $344.2 million. Upon the completion of its IPO, a $10 million payment was made to owners of COMEX Division memberships in accordance with the 1994 COMEX Merger Agreement (see Note 4 to the consolidated financial statements).

In 2007, the Company used approximately $163.5 million of the net proceeds to fund its long-term investments, the most significant of which were the Company’s investments in the Montréal Exchange, IMAREX and Optionable (see Note 9 to the consolidated financial statements). The Company intends to use the remaining funds for general corporate purposes, capital expenditures and working capital. The Company may also use a portion of the funds to acquire or invest in businesses, technologies, products or services. The funds are currently invested in accordance with the Company’s investment policies, predominantly in investment-grade marketable debt securities and municipal bonds, until such time that they are needed.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth selected consolidated financial and other information of the Company. The balance sheet and operating data as of, and for each of the years in, the five-year period ended December 31, 2007 have been derived from the audited consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, the consolidated financial statements and the notes thereto, and other financial information, included in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts and employees)
Income Statement Data:
Operating revenues	$673,604	$497,249	$334,108	$237,432	$184,168
Operating expenses	264,078	224,190	207,230	186,700	164,919

Operating income	409,526	273,059	126,878	50,732	19,249
Non-operating income and expenses	(14,744)	5,860	4,123	(3,146)	(3,308)

Income before provision for income taxes	394,782	278,919	131,001	47,586	15,941
Provision for income taxes	170,743	124,118	59,873	20,219	7,061

Net income	$224,039	$154,801	$71,128	$27,367	$8,880

Earnings per Share
Basic	$2.37	$2.31	$87,167	$33,538	$10,882

Diluted	$2.36	$2.31	$87,167	$33,538	$10,882

Proforma earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006:
Earnings per Share
Basic	$2.37	$1.90	$0.97	$0.37	$0.12

Diluted	$2.36	$1.90	$0.97	$0.37	$0.12

Balance Sheet Data:
Total assets	$2,227,153	$3,623,931	$2,808,747	$454,650	$477,676
Long-term debt	77,464	80,281	83,098	85,915	88,732
Total liabilities	1,301,598	2,849,009	2,698,965	327,868	372,261
Stockholders’ equity	925,555	774,922	109,782	126,782	105,415
Other Data:
Working capital ¹	$473,971	$485,767	$112,898	$134,382	$99,628
Capital expenditures	$9,255	$11,417	$12,403	$6,639	$13,446
Number of employees at end of year	391	504	533	497	481
Total trading and clearing volume	372,673	294,808	215,210	169,486	143,902
Total open interest	22,874	19,596	12,416	7,950	4,967

(1)	Current assets minus by current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the years ended December 31, 2007, 2006 and 2005. This discussion is provided to increase the understanding of, and should be read in conjunction with, the audited consolidated financial statements, accompanying notes and tables included in this Annual Report on Form 10-K.

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

The NYMEX Division provides a marketplace for trading energy futures and options. The COMEX Division provides a marketplace for trading precious and base metals futures and options. NYMEX Division’s principal markets include crude oil, natural gas, heating oil and gasoline. COMEX Division’s principal markets include gold, silver and high grade copper. In addition, the Company offers soft commodities futures contracts for coffee, sugar, cocoa and cotton. The Company provides the physical facilities for open outcry auction markets. The open outcry markets operate during regular business hours, and trading activities in these markets are, for purposes of this management discussion, referred to as floor trading.

The Company provides trade-clearing services for all transactions executed through its floor trading operations and its NYMEX ClearPort® Trading electronic trading platform, and for all Company product transactions executed on CME Globex. In addition, through NYMEX ClearPort® Clearing, an over-the-counter (“OTC”) clearing initiative, the Company alleviates some of the credit issues in the marketplace by providing the usage of the Company’s clearing operations to offer market participants the advantages of reducing costs and permitting futures and OTC positions to be offset. This initiative permits market participants to negotiate bilateral trades in the OTC market, which are then transferred to the Company’s division as futures contracts for clearing.

In order to conduct floor-trading activities, market participants must own or lease a membership on the NYMEX Division or COMEX Division. Non-members may execute floor trades on the Company’s divisions, but must do so through a member. In addition, the Company makes available its product slate for electronic trading on CME Globex nearly 24 hours a day and five days per week to market participants who have a clearing relationship with a Company clearing member.

Certain NYMEX Division and COMEX Division members are clearing members. Clearing members provide capital to support the Company’s clearing activities. All market participants trading through the Company’s floor trading or trading Company products through CME Globex must have a clearing relationship with a clearing member who will clear their trades through the Company’s clearinghouse. Market participants must have similar clearing member relationships to use NYMEX ClearPort® Clearing.

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

Critical Accounting Policies

Management’s discussion and analysis of results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. Based on this definition, the Company believes that the key accounting policies include revenue recognition, valuation of long-lived assets, goodwill and indefinite-lived intangible assets, share-based compensation and income taxes. These policies are described in further detail in the notes to the consolidated financial statements.

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

The Company earns market data fees by providing proprietary real-time and delayed market data information to subscribers relating to prices of futures and options contracts traded and cleared on the Exchange. As is common business practice in the industry, fees are remitted to the Company by market data vendors on behalf of subscribers. Revenues are accrued for the current month based on the most recent month reported by the vendors. The Company conducts periodic audits of the information provided. Revenues derived from audit recoveries are recognized on an accrual basis when the audit is complete and a bill is rendered. Allowances for doubtful accounts are intended to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers.

Accounting for the Impairment or Disposal of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

The Company assesses changes in economic conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company’s property, plant and equipment, goodwill and indefinite-lived intangible assets. If facts and circumstances indicate that the Company’s long-lived assets, goodwill or indefinite-lived intangible assets might be impaired, the estimated future undiscounted cash flows associated with the asset would be compared to its carrying value to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by comparing the fair value of the asset to its carrying value.

Share-Based Compensation

Effective November 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values.

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

Income Taxes

Income taxes are recorded based on amounts refundable or payable for the current year and include the results of any difference between GAAP accounting and U.S. tax reporting that are recorded as deferred tax assets or liabilities. The Company estimates deferred tax assets and liabilities based on current tax regulations and rates. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities in the future. The effective tax rate, defined as the provision for income taxes as a percentage of income before provision for income taxes, will vary from year to year based on changes to tax rates and regulations. Management believes that changes in these estimates would not result in a material effect on the Company’s consolidated results of operations, cash flows or financial position.

Results of Operations

Net income for the year ended December 31, 2007 was $224.0 million, an increase of $69.2 million or 45% compared to 2006. This increase was the result of operating revenues increasing by $176.4 million, which was partially offset by increases in operating expenses and income taxes of $39.9 million and $46.6 million, respectively. Additionally, non-operating activities reported an increased loss of $20.6 million due primarily to an impairment charge recorded in the second quarter of 2007 related to the Company’s investment in Optionable, Inc. (“Optionable”), which amounted to $26.0 million on a pre-tax basis or $14.7 million on an after-tax basis. Excluding this impairment charge, net income for the year ended December 31, 2007 was $238.8 million, an increase of $84.0 million or 54% compared to 2006.

The increase in operating revenues was due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes. The increase in operating expenses was due primarily to increases in direct transaction costs, which are directly associated with higher clearing and transaction volume. Increases in salaries and employee benefits were offset by a decrease in occupancy and equipment costs. Total non-operating income and expenses resulted in a loss in 2007 due primarily to the impairment charge related to Optionable. This loss was partially off-set by an increase in investment income of approximately $10.5 million in 2007.

Net income for the year ended December 31, 2006 was $154.8 million, an increase of $83.7 million or 118% compared to 2005. This increase was the result of operating revenues increasing by $163.1 million, which was partially offset by increases in operating expenses and income taxes of $17.0 million and $64.2 million, respectively. The increase in operating revenues was due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes. The increase in operating expenses was due primarily to increases in direct transaction costs, which are directly associated with higher clearing and transaction volume. Increases in salaries and employee benefits were offset by a decrease in professional services. The increase in non-operating income was attributable to an increase in investment income, as the Company realized a gain on marketable securities of approximately $2.9 million in 2006. Additionally, the amount of funds available for investment increased significantly due to the proceeds the Company received from its initial public offering which, in turn, yielded higher investment income. This increase was partially offset by larger losses from unconsolidated investments in 2006 compared to 2005.

Volumes

Provided below is a summary of total volume traded and/or cleared and open interest on the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented excludes contracts cleared through NYMEX ClearPort® Clearing. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. Trading and clearing volumes include futures settlement and options exercise transactions, as well as cash settlement transactions for contracts cleared on NYMEX ClearPort® Clearing, for which transaction fees are assessed. Open interest represents the number of contracts at December 31, 2007 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled by cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

In 2007, the volume of futures and options contracts traded and cleared on the NYMEX Division was 246.8 million contracts, an increase of 63.6 million contracts or 35%, compared to 183.1 million contracts in 2006. Futures contract volume was 201.1 million contracts, an increase of 55.6 million contracts or 38%, compared to 145.5 million contracts in 2006. Options contract volume was 45.6 million contracts, an increase of 8.0 million contracts or 21%, compared to 37.6 million contracts in 2006.

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

The following tables set forth trading and clearing volumes and open interest for the Company’s energy futures and options products:

NYMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2007			2006			2005
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Crude oil	130,633	33,034	163,667	88,713	25,236	113,949	66,986	16,565	83,551
Natural gas	31,710	10,691	42,401	27,620	10,971	38,591	20,609	10,152	30,761
Heating oil	18,010	718	18,728	14,672	731	15,403	13,324	1,245	14,569
Gasoline	19,780	1,112	20,892	12,662	686	13,348	13,321	1,177	14,498
Other	1,015	67	1,082	1,842	1	1,843	1,721	—	1,721

Total	201,148	45,622	246,770	145,509	37,625	183,134	115,961	29,139	145,100

NYMEX Division Contracts Open Interests

At December 31,

(in thousands)

	2007			2006			2005
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Crude oil	1,522	4,039	5,561	1,231	2,748	3,979	822	2,026	2,848
Natural gas	853	1,187	2,040	879	1,514	2,393	541	1,690	2,231
Heating oil	210	86	296	220	64	284	162	110	272
Gasoline	211	85	296	142	35	177	139	47	186
Other	35	4	39	25	—	25	—	33	33

Total	2,831	5,401	8,232	2,497	4,361	6,858	1,664	3,906	5,570

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division during 2007 was due primarily to the following factors:

•	Continued strong global demand for crude oil, heating oil and gasoline;

•	Increased acceptance and accessibility of electronic trading;

•	Instability in the oil producing countries in the Middle East, Africa and Venezuela heightened concerns over the reliability of oil exports from such countries; and

•	An overall increase in the price of crude oil, diesel fuel and gasoline due to strong demand fundamentals in the U.S. and globally.

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division during 2006 was due primarily to the following factors:

•	Continued uncertainty of global oil supplies;

•	Strong global demand for crude oil, heating oil and gasoline;

•	Political events in major oil producing countries in the Middle East and Africa heightened concerns over the reliability of oil exports from such countries; and

•	A significant decline in the price of natural gas due to unusually warm weather and high inventory levels.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

COMEX Division

In 2007, the volume of futures and options contracts traded and cleared on the COMEX Division was 41.7 million contracts, an increase of 9.6 million contracts or 30%, compared to 32.1 million contracts in 2006. Futures contract volume was 36.4 million contracts, an increase of 10.5 million contracts or 41%, compared to 25.9 million contracts in 2006. Options contract volume was 5.3 million contracts, a decrease of 0.9 million contracts or 14%, compared to 6.2 million contracts in 2006.

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

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products:

COMEX Division Contracts Traded and Cleared

For the Years Ended December 31,

(in thousands)

	2007			2006			2005
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	25,611	3,931	29,542	16,785	4,287	21,072	16,622	2,959	19,581
Silver	6,948	1,341	8,289	5,686	1,793	7,479	5,758	1,155	6,913
High grade copper	3,841	30	3,871	3,411	90	3,501	4,092	146	4,238
Aluminum	2	—	2	17	—	17	39	—	39

Total	36,402	5,302	41,704	25,899	6,170	32,069	26,511	4,260	30,771

COMEX Division Contracts Open Interests

At December 31,

(in thousands)

	2007			2006			2005
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Gold	542	385	927	345	308	653	323	240	563
Silver	153	122	275	101	93	194	131	106	237
High grade copper	72	1	73	67	4	71	103	7	110
Aluminum	—	—	—	1	—	1	1	—	1

Total	767	508	1,275	514	405	919	558	353	911

The Company believes the overall growth in total futures and options metals contracts traded and cleared on the COMEX Division during 2007 was due primarily to the following factors:

•	Increased inflation;

•	A weakened U.S. currency compared to other international currencies;

•	An increase in the volatility of all metals;

•	A decrease in copper inventories; and

•	A decrease in gold available for commercial and financial use, due to an increase in gold storage as collateral for exchange-traded gold funds, has resulted in supply concerns.

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

NYMEX ClearPort® Clearing

In 2007, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 84.2 million contracts, an increase of 4.6 million contracts or 6%, compared to 79.6 million contracts in 2006. Futures contract volume was 52.5 million contracts, a decrease of 4.4 million contracts or 8%, compared to 57.0 million contracts in 2006. Options contract volume was 31.7 million contracts, an increase of 9.0 million contracts or 40%, compared to 22.6 million contracts in 2006.

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

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing:

NYMEX ClearPort® Clearing Contracts

For the Years Ended December 31,

(in thousands)

	2007			2006			2005
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	47,901	26,589	74,490	54,822	21,003	75,825	29,240	7,616	36,856
Electricity	586	422	1,008	1,077	291	1,368	1,769	80	1,849
Petroleum	3,889	4,647	8,536	1,006	1,345	2,351	353	250	603
Coal	142	—	142	55	—	55	29	—	29
Other	23	—	23	6	—	6	2	—	2

Total	52,541	31,658	84,199	56,966	22,639	79,605	31,393	7,946	39,339

NYMEX ClearPort® Clearing Open Interests

At December 31,

(in thousands)

	2007			2006			2005
	Futures	Options	Total	Futures	Options	Total	Futures	Options	Total
Natural gas	6,413	4,905	11,318	6,367	4,275	10,642	3,712	1,859	5,571
Electricity	194	164	358	234	93	327	249	33	282
Petroleum	351	1,318	1,669	271	568	839	64	16	80
Coal	17	—	17	8	—	8	3	—	3
Other	5	—	5	3	—	3	—	—	—

Total	6,980	6,387	13,367	6,883	4,936	11,819	4,028	1,908	5,936

The Company believes that the continued growth of NYMEX ClearPort® Clearing in 2007 and 2006 was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. Particularly, natural gas contracts comprise a significant majority of the total number of ClearPort® Clearing products offered. As such, we believe that our total ClearPort® Clearing volume will be directly affected by the volatility and direction of the natural gas markets.

Operating Revenues

The components of operating revenues, as well as dollar and percentage changes, are as follows:

				Change		Change
	2007	2006	2005	2007 v 2006		2006 v 2005
	(Dollars in thousands)
Clearing and transaction fees	$565,756	419,731	277,632	$146,025	35%	$142,099	51%
Market data fees	95,951	63,637	44,533	32,314	51%	19,104	43%
Other	11,897	13,881	11,943	(1,984)	-14%	1,938	16%

Total	$673,604	497,249	334,108	$176,355	35%	$163,141	49%

Clearing and Transaction Fees

The increase in 2007 compared to the prior year was due primarily to higher levels of electronic volume from the Company’s products traded on CME Globex including the addition of new options products on CME Globex in 2007. Trading on CME Globex began in June of 2006 and, therefore, the current year results reflect a full year of trading volume compared to approximately six months of trading volume in the prior year. In addition, higher NYMEX ClearPort® Clearing volumes contributed to the increase during the current year. The total volume of contracts traded and/or cleared in 2007 was 372.7 million contracts, an increase of 26% compared to 294.8 million contracts in 2006. Average daily volume in 2007 was 1,484,758 contracts, an increase of 25% compared to 1,183,968 contracts in 2006. Additionally, the gross average rate per contract in 2007 increased to $1.52 from $1.42 in the prior year, driven primarily by two fee increases the Company implemented during the current year.

The increase in 2006 compared to the prior year was due primarily to higher NYMEX ClearPort® Clearing volumes, higher NYMEX miNY® volumes and new electronic volume from the Company’s products traded on CME Globex. Trading on CME Globex began in June of 2006 and, therefore, there was no volume for this platform in the prior year. The total volume of contracts traded and/or cleared in 2006 was 294.8 million contracts, an increase of 37% compared to 215.2 million contracts in 2005. Average daily volume in 2006 was 1,183,968 contracts, an increase of 38% compared to 857,410 contracts in 2005. Additionally, the gross average rate per contract in 2006 increased to $1.42 from $1.29 in the prior year, driven primarily by the increased percentage of total volume on NYMEX ClearPort® Clearing which charges a higher rate per trade.

Market Data Fees

The Company provides proprietary real-time market data, news and advanced analytics to desktops and mobile devices for which the Company charges fees. Market data provides information about bids, offers, trades and trade size relating to futures and options contracts to the Company’s subscribers. The year-over-year increases in market data fees was attributable to a new price structure that went into effect on January 1, 2007 and 2006, as well as an increase in desktops and mobile devices in both 2007 and 2006. As of December 31, 2007 and 2006, the Company’s market data was displayed on approximately 140,000 and 130,000 devices, respectively, increases of 8% and 9% over their respective prior year periods.

Other

The decrease in 2007 compared to the prior year was due primarily to the elimination of fees the Company charged for the right to trade certain products on its trading floor. In addition, a decline in floor fines contributed to the decrease in 2007.

The increase in 2006 compared to the prior year was due primarily to an increase in royalty fees under license agreements, as the Company is paid for the use of certain settlement prices. Additionally, increases in rental income from tenants occupying space in the Company’s headquarters building and compliance fines contributed to the increase.

Operating Expenses

The components of operating expenses, as well as dollar and percentage changes, are as follows:

				Change		Change
	2007	2006	2005	2007 v 2006		2006 v 2005
	(Dollars in thousands)
Direct transaction costs	$96,842	49,742	29,158	$47,100	95%	$20,584	71%
Salaries and employee benefits	81,660	76,772	62,419	4,888	6%	14,353	23%
Occupancy and equipment	22,501	28,255	28,482	(5,754)	-20%	(227)	-1%
Depreciation and amortization	13,776	15,167	15,221	(1,391)	-9%	(54)	0%
General and administrative	19,212	19,670	22,517	(458)	-2%	(2,847)	-13%
Professional services	16,311	14,540	27,379	1,771	12%	(12,839)	-47%
Telecommunications	5,740	6,104	6,929	(364)	-6%	(825)	-12%
Marketing	5,573	5,439	5,207	134	2%	232	4%
Other expenses	2,463	8,501	9,918	(6,038)	-71%	(1,417)	-14%

Total	$264,078	224,190	207,230	$39,888	18%	$16,960	8%

Direct Transaction Costs

The significant increase in direct transaction costs for the year ended December 2007 was primarily attributable to record volume on CME Globex, which began trading in June 2006 (see Note 13 to the consolidated financial statements). In 2007, NYMEX Division electronic trading volume on CME Globex averaged approximately 650,000 contracts per day, an increase of 234% compared to 2006. COMEX Division electronic trading volume on CME Globex averaged approximately 114,000 contracts per day in 2007, an increase of 755% compared to 2006. Additionally, increased volume on NYMEX ClearPort® Clearing contributed to the increase in direct transaction costs for 2007. Direct transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs.

The increase in direct transaction costs for the year ended December 2006 was due primarily to record volume on NYMEX ClearPort® Clearing, and CME Globex. The Company initially launched NYMEX products on CME Globex in June 2006. Side-by-side electronic trading during regular trading hours began in early September 2006, followed by the launch of COMEX metals products in early 2006. Average daily volume on NYMEX ClearPort® Clearing in 2006 increased by 101% compared to 2005. Partially offsetting these increases were decreases in transaction incentives, as the prior year included costs incurred in connection with promoting the Company’s London trading floor operations. In June 2006, the Company ceased its floor trading operations in London.

Salaries and Employee Benefits

Salaries and employee benefits are comprised of employee wages, bonuses, share-based compensation, benefits and employer taxes. For the year ended December 31, 2007, the increase is principally attributable to the Company’s non-cash, share-based compensation (see Note 14 to the consolidated financial statements). Share-based compensation, which began in November 2006, increased by $8.8 million to $10.1 million in 2007 compared to $1.3 million in 2006. This increase was partially offset by a decrease in employee wages as a result of the cost control measures that were implemented in 2006, which included workforce reductions. At December 31, 2007, the employee headcount was approximately 400 compared to approximately 500 at December 31, 2006.

The increase in salaries and employee benefits for the year ended December 31, 2006 was due primarily to higher employee costs coupled with a higher average number of employees when compared to 2005. Severance related costs of $4.5 million incurred during the last half of 2006 also contributed to the increase. This severance was paid as part of a workforce reduction which reduced the year-end employee headcount when compared to the prior year. Additionally, the Company incurred non-cash, share-based compensation of $1.3 million as part of its new Long-Term Incentive Plan.

Occupancy and Equipment

The decrease in occupancy and equipment expenses for the year ended December 31, 2007 was due primarily to lease termination charges incurred in the first and third quarters of 2006 in connection with office space leased in New York City and the closure of the Company’s London floor trading operations (see Note 19 to the consolidated financial statements). As a result, no rent expense was charged for the two aforementioned properties during the current year. Partially offsetting the decrease during the current year was increased repair and maintenance charges on the Company’s headquarters facility.

The slight decrease in occupancy and equipment expenses for the year ended December 31, 2006 was due primarily to lower repair and maintenance charges and security enhancement costs on the Company’s headquarters facility offset, in part, by an increase in lease termination charges incurred during 2006 as noted above.

Depreciation and Amortization

The decrease in depreciation and amortization for the year ended December 31, 2007 was due primarily to lower depreciation charges on certain leasehold improvements and equipment. The prior year period included accelerated depreciation based on a change in estimate to the useful life of such assets as a result of the closure of the Company’s London floor trading operations in 2006 as noted below. Partially offsetting this decrease was higher computer equipment and software depreciation in the current year period related to assets necessary for the Company to support the increased volume in electronic trading.

Depreciation and amortization expense for the year ended December 31, 2006 was essentially the same compared to 2005. In March 2006, the Company decided that it would cease its trading floor operations in London and focus exclusively on electronic trading. Accordingly, the Company made a change in estimate to the useful life of certain leasehold improvements and equipment. The net book value of the leasehold improvements and equipment that pertained to the trading floor operations were written off over their shortened useful life in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Offsetting this charge was a decrease in depreciation expense on certain assets that were fully depreciated in 2005, and therefore, not depreciated during 2006.

General and Administrative

The decrease in general and administrative expenses for the year ended December 31, 2007 was a result of management’s cost control initiatives implemented in the latter half of last year. In addition, contributing to the decrease was significantly lower board of director fees, as the composition of the board was reduced from twenty-five directors to fifteen directors on May 1, 2006. These decreases were partially offset by higher insurance costs as a result of the Company becoming publicly traded in November 2006.

The decrease in general and administrative expenses for the year ended December 31, 2006 was due primarily to lower travel related costs, as the prior year included costs associated with the establishment and operation of the trading floor in London, England. Also contributing to the decrease is the benefit of cost control measures that were implemented by management during 2006.

Professional Services

The increase of professional services expenses for the year ended December 31, 2007 was primarily due to higher legal fees incurred to support the Company’s strategic business initiatives.

The decrease in professional services expenses for the year ended December 31, 2006 was due primarily to lower consulting and legal fees, as the prior year reported a significant amount of costs relating to the Company’s international expansion initiatives.

Telecommunications

The decrease in telecommunications expenses for the year ended December 31, 2007 was due primarily to lower data communication costs, which was mainly the result of the closing of the London trading floor in the prior year.

The decrease in telecommunications expenses for the year ended December 31, 2006 was due primarily to lower telephone related costs, which were due primarily to the closing of the London trading floor, as the prior year reported significant costs associated with the establishment and operation of the trading floor in London.

Marketing

Marketing expenses consist of conferences, special events, advertising, and promotional expenses. During 2007, marketing expenses remained essentially the same compared to the prior year, as increases in special events for marketing new products and ventures were offset by a decrease in advertising costs.

The increase in marketing expenses for the year ended December 31, 2006 was due primarily to an overall increase in marketing costs, the purpose of which is to promote the Company and attract business. This increase was offset, in part, by lower advertising expenses in the current year as the prior year reported higher advertising costs for the Company’s opening of its London trading floor.

Other Expenses

The decrease in other expenses for the year ended December 31, 2007 was due to lower member benefit costs, as the Company discontinued its members’ benefit subsidy program effective April 1, 2007. Additionally, the Company incurred lower losses on asset disposals and recorded less in charitable contributions during the current year.

The decrease in other expenses for the year ended December 31, 2006 was due primarily to a sizeable donation made in 2005 to benefit the victims of hurricane Katrina that was not present in 2006.

Non-Operating Income and Expenses

The components of non-operating income and expenses, as well as dollar and percentage changes, are as follows:

				Change		Change
	2007	2006	2005	2007 v 2006		2006 v 2005
	(Dollars in thousands)
Investment income, net	$23,347	12,879	8,895	$10,468	81%	$3,984	45%
Interest income from securities lending	91,908	130,184	68,782	(38,276)	-29%	61,402	89%
Interest expense/fees from securities lending	(88,203)	(127,254)	(66,114)	39,051	-31%	(61,140)	92%
Interest expense	(6,425)	(6,620)	(6,852)	195	-3%	232	-3%
Losses from unconsolidated investments	(35,371)	(3,329)	(588)	(32,042)	963%	(2,741)	466%

	$(14,744)	5,860	4,123	$(20,604)	-352%	$1,737	42%

Investment Income

The increase in investment income for the year ended December 31, 2007 was driven primarily by a higher average balance in the Company’s marketable securities accounts resulting from the full year impact of the net proceeds received from its initial public offering. In addition, dividend income increased significantly due to dividends received as a result of the Company’s 10% ownership in Montréal Exchange.

The increase in investment income for the year ended December 31, 2006 was due primarily to a realized gain on the sale of marketable securities of approximately $2.9 million. Additionally, the Company received net proceeds of approximately $344 million from its initial public offering in November 2006. This resulted in a higher amount of funds to invest which, in turn, yielded higher investment income.

Interest Income and Interest Expense/Fees from Securities Lending

In August 2007, the Company elected to limit its exposure to the high volatility in the credit markets and ceased lending out additional securities. This resulted in a decline in interest income and interest expense from securities lending in 2007 compared to the prior year. The average daily balance of funds the Company invested during 2007 was approximately $1.7 billion compared to approximately $2.6 billion during 2006, a decrease of $0.9 billion or 35%. Despite the decrease in invested funds, the Company was able to earn a higher net return on its securities lending portfolio in 2007 due to a higher average investment rate earned during the current year. The ratio of interest expense/fees to interest income will vary, as the Company is able to negotiate better rates on its interest expense depending on whether the securities that it lends out are in greater demand.

For the year ended December 31, 2006, the increase in interest income was due to increased lending which, in turn, resulted in higher collateral for the Company to invest. The average daily balance of funds the Company invested during 2006 was approximately $2.6 billion compared to approximately $2.0 billion during 2005. In addition, there was an increase in the average investment rate the Company earned during 2006 compared to 2005. Interest expense/fees from securities lending increased as result of the corresponding liability on the collateral.

Interest Expense

The decrease in interest expense for the years ended December 31, 2007 and 2006 was due to the lower principal balance on the Company’s long-term debt each year as a result of annual principal payments made each October.

Losses from Unconsolidated Investments

For the year ended December 31, 2007, the losses from unconsolidated investments were primarily the result of a pre-tax impairment charge of $26.0 million related to the Company’s investment in Optionable (see Note 9 to the audited consolidated financial statements). Additionally, losses from the investment in the Dubai Mercantile Exchange Limited (“DME”), which totaled $9.1 million, contributed to the increased losses. The DME commenced trading in the second quarter of 2007. All costs incurred by the Company prior to the commencement date were related to the establishment of DME. For the year ended December 31, 2006, the losses were principally attributable to the Company’s investment in DME, which totaled $3.2 million.

Provision for Income Taxes

The Company’s effective tax rate was 43.25% in 2007, 44.50% in 2006 and 45.70% in 2005. The decline in 2007 and 2006 was primarily the result of an overall lower state and local effective tax rate due to the increase in electronic trading as a percentage of total clearing and transaction fees, as the Company is able to source more of its revenues to jurisdictions with more favorable tax rates. The increase in 2005 was due primarily to a lower proportion of tax-exempt income as a result of higher pre-tax income in 2005 compared to 2004. In addition, the non-deductibility of certain losses and/or expenses the Company incurred in relation to its ownership in the DME contributed to the increase in the 2005 effective tax rate.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At December 31, 2007 and 2006, the Company had $1.3 billion and $3.1 billion, respectively, in cash and cash equivalents, marketable securities and investments in its securities lending portfolio. Working capital at December 31, 2007 and 2006 was $474.0 million and $485.8 million, respectively. The Company has received long-term AA+ and short-term A-1+ counter-party credit ratings from Standard & Poor’s Rating Services. These ratings were initially obtained in April 2003 and were sustained through a ratings review in September 2006.

Sources and Uses of Cash

The following table provides a summary of significant cash flow categories for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$286,424	$(216,412)	$126,638
Investing activities	1,506,725	(248,677)	(2,317,159)
Financing activities	(1,808,484)	448,056	2,223,101

Net (decrease) increase in cash and cash equivalents	$(15,335)	$(17,033)	$32,580

Net cash provided by operating activities for the year ended December 31, 2007 was $286.4 million, an increase of $502.8 million compared to 2006. This increase was due primarily to the significant investment of cash into marketable securities during 2006, as a result of the $344.2 million of net proceeds the Company received in connection with its initial public offering. Additionally, the increase in net income of $69.2 million during 2007 contributed to the current year increase.

Net cash used in operating activities for the year ended December 31, 2006 was $216.4 million, a decrease of $343.0 million compared to 2005. This decrease was due to the significant investment of cash into marketable securities made in connection with the Company’s initial public offering as noted above. This decrease was offset, in part, by increase in operating revenues offset by an increase in tax payments.

Under its securities lending program, JPMorgan Chase Bank, N.A. (“JPMorgan”), as agent for the Company, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company, in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. The cash collateral received is recorded as a liability and presented in financing activities on the Company’s consolidated statements of cash flows. The corresponding investment is recorded as an asset, and its purchases and redemptions are presented in investing activities on the Company’s consolidated statements of cash flows.

Net cash used in investing activities for the year ended December 31, 2007, exclusive of securities purchased and redeemed under the securities lending program was $193.0 million, an increase of $177.0 million compared to 2006. This increase was due primarily to the Company’s investments in Montréal Exchange, IMAREX and Optionable which amounted to $163.5 million during the current year.

Net cash used in investing activities for the year ended December 31, 2006, exclusive of securities purchased and redeemed under the securities lending program, was $16.0 million, an increase of $13.4 million compared to 2005. This increase was due primarily to the $10 million paid to COMEX members upon the consummation of the initial public offering (see Note 4 to the consolidated financial statements).

Net cash used in financing activities for the year ended December 31, 2007, exclusive of cash received under the securities lending program, was $108.8 million. The Company paid cash dividends totaling $127.5 million to its stockholders in 2007. Partially offsetting this use of cash was $15.6 million of proceeds the Company received from the exercise of employee stock option awards.

Net cash provided by financing activities for the year ended December 31, 2006, exclusive of cash received under the securities lending program, was $215.4 million, an increase of $306.9 million compared to 2005. This increase was due primarily to net proceeds the Company received in connection with its initial public offering (as noted above) and sale of a 10% equity interest in the Company (see Note 3 to the consolidated financial statements). Partially offsetting this increase was an increase in dividends paid. Total dividends paid in 2006 were $288.6 million compared to $88.7 million in 2005.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after tax return. Excess cash on hand is generally invested overnight in short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade, tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. Investments in the securities lending program are generally invested in corporate debt securities. At December 31, 2007 and 2006, cash and investments were as follows:

	December 31, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$3,296	$18,631
Collateral from securities lending program	842,444	2,547,312
Marketable securities	461,582	485,581

	$1,307,322	$3,051,524

Included in marketable securities at December 31, 2007 are investments totaling $11.9 million relating to the COMEX Division Members’ Recognition and Retention Plan. This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994 (see Note 15 to the consolidated financial statements).

Also included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships (see Note 23 to the consolidated financial statements).

The Company is required, under the CEA, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or shares of certain approved money market mutual funds, of a minimum of $2.5 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s consolidated balance sheets, and are generally invested overnight in cash and securities purchased under agreements to resell. The table in Note 7 to the consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at December 31, 2007 and 2006.

Under the securities lending program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments (see Note 5 to the consolidated financial statements).

Future Cash Requirements

The Company has three series of unsecured long-term debt, which mature through 2026. At December 31, 2007 and 2006, notes payable consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$11,281	$14,098
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	80,281	83,098
Less current maturities	(2,817)	(2,817)

Total long-term debt	$77,464	$80,281

Notes payable that become due during the next five years and thereafter are as follows (in thousands):

2008	$2,817
2009	2,817
2010	2,817
2011	7,739
2012	4,909
Thereafter	59,182

$80,281

The senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of December 31, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$7,739	$4,909	$59,182	$80,281
Long-term debt interest	6,205	5,994	5,783	5,573	4,980	31,233	59,768
Services agreements ¹	10,080	10,270	11,571	30,948	—	—	62,869
Operating leases — facilities	3,012	3,027	3,306	3,585	2,051	136	15,117
Operating leases — equipment	2,020	1,365	525	—	—	—	3,910
Other long-term obligations	1,029	1,041	967	800	800	5,247	9,884

Total contractual obligations	$25,163	$24,514	$24,969	$48,645	$12,740	$95,798	$231,829

1	Services agreements include required minimum payments in accordance with the CME Agreement (see Note 13 to the consolidated financial statements). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for remaining payments through year five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation remaining through year five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. The Company made an initial capital contribution of $2.5 million in 2005 and made additional capital contributions of $4.0 million in 2006 to the joint venture. There was no capital contribution made in 2007.

Under the NYMEX Exchange Bylaws, in the event NYMEX Exchange permanently terminates all open outcry trading of any NYMEX Division product and instead lists such product for trading only via electronic trading or at least 90% of contract volume of such product shifts to electronic trading, owners of Class A memberships in NYMEX Exchange will receive 10% of the gross revenue attributable to all revenue from the electronic trading of such NYMEX Division product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor), or, if greater, 100% of the revenue from any additional special fee or surcharge applicable to the electronic trading of such NYMEX Division product. This payment will commence at the time of such permanent termination of open outcry trading or such shift of at least 90% of contract volume to electronic trading for such NYMEX Division product.

Other Matters

In February 2004, the CFTC issued an order requiring, among other things, that the Company establish and maintain a permanent retail customer protection mechanism supported by a commitment of not less than $10 million, which must be available at all times to reimburse retail customers trading on the Company’s divisions whose original margin might be lost in the default of another customer of their clearing member. The Company has established the retail customer protection mechanism. Based on historical patterns, the Company believes that the likelihood of a default that would require reimbursement under this mechanism is remote. Therefore, the Company has not established, and does not expect in the future to establish, a liability related to this commitment.

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. The Company is currently evaluating the potential effects of the adoption of SFAS No. 157 on its consolidated results of operations and financial position.

In February 2007, the FASB released SFAS No. 159, Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities the option to measure many financial instruments at fair value. SFAS No. 159 will be effective for the Company’s fiscal year 2008. The Company is currently evaluating the potential effects of the adoption of SFAS No. 159 on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company’s fiscal year 2009 and is to be applied prospectively. The Company is evaluating the potential effects of the adoption of SFAS No. 141R on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential effects of the adoption of SFAS No. 160 on its consolidated results of operations and financial position.

Recent Developments

For a discussion of the Company’s recent business developments see Item 1. Business. Recent Developments.

Responsibility for Financial Reporting

The Company’s management is responsible for the preparation, integrity and objectivity of the audited consolidated financial statements and related notes, and the other financial information contained in this Annual Report on Form 10-K. Such consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are considered by management to present fairly the Company’s consolidated financial position, results of operations and cash flows. These audited consolidated financial statements include certain amounts that are based on management’s estimates and judgments, giving due consideration to materiality.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal cash flows for the years 2008 through 2012 and thereafter. The marketable securities are classified as trading.

Principal Amounts by Expected Maturity

At December 31, 2007

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2008	33,840	418	34,258	2.77%
2009	1,594	409	2,003	4.23%
2010	617	360	977	4.11%
2011	167	182	349	4.09%
2012	323	188	511	4.09%
Thereafter	4,784	3,024	7,808	4.04%

Total	$41,325	$4,581	$45,906

Fair Value	$42,810

Liabilities
Corporate Debt
2008	2,817	6,205	9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
2011	7,739	5,573	13,312	7.76%
2012	4,909	4,980	9,889	7.77%
Thereafter	59,182	31,233	90,415	7.79%

Total	$80,281	$59,768	$140,049

Fair Value	$94,832

Interest Rate Risk

Current Assets

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income was $23.3 million, $12.9 million and $8.9 million in 2007, 2006 and 2005, respectively. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $461.6 million and $485.6 million at December 31, 2007 and 2006, respectively. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

Debt

The weighted average interest rate on the Company’s long-term debt is 7.77%. The debt contains a redemption premium, the amount of which varies with changes in interest rates. Therefore, the fair value of the Company’s long-term debt is highly sensitive to changes in interest rates. Although the fair value of the debt will fluctuate with interest rates, the Company’s interest expense will not vary with changes in market interest rates if the debt is paid off in accordance with stated principal repayment schedules. As of the date of this report, the Company does not expect to pay down any series of its long-term debt prior to stated maturities. However, the Company may pursue future financing strategies that involve early repayment of its current debt, or issuance of new debt, potentially increasing its sensitivity to changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To NYMEX Holdings, Inc. Stockholders:

Management is responsible for the reliability of the consolidated financial statements and related notes. The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon the Company’s estimates and assumptions, as required. The consolidated financial statements for the year ended December 31, 2007 have been audited by the Company’s independent registered public accounting firm, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the board of directors and committees of the board. The Company believes that its representations to the independent auditors are valid and appropriate.

Management maintains a system of internal accounting controls designed to provide reasonable assurance as to the reliability of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. The Company’s internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The audit committee currently consists of the three public directors of the board. One of the public directors serves as chairman of the committee. The audit committee meets several times each year with representatives of management, including the chief financial officer, the vice president of internal audit and the independent auditors to review the financial reporting process and controls in place to safeguard assets. Both the Company’s independent auditors and internal auditor have unrestricted access to the audit committee.

Although no cost-effective internal control system will preclude all errors or fraud, the Company believes its controls as of December 31, 2007 provide reasonable assurance that the consolidated financial statements are reliable and that its assets are reasonably safeguarded.

/s/ RICHARD SCHAEFFER

Chairman of the Board

/s/ JAMES E. NEWSOME

President and Chief Executive Officer

/s/ KENNETH D. SHIFRIN

Chief Financial Officer

Date: February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMEX Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 29, 2008

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$3,296	$18,631
Collateral from securities lending program	842,444	2,547,312
Marketable securities, at fair value	461,582	485,581
Clearing and transaction fees receivable, net of allowance for member credits	38,443	32,853
Prepaid expenses	8,786	7,009
Margin deposits and guaranty funds	170,192	17,052
Other current assets	33,657	10,238

Total current assets	1,558,400	3,118,676
Property and equipment, net	176,471	183,193
Goodwill and indefinite-lived intangible asset	307,125	307,125
Long-term investments	178,036	3,008
Other assets	7,121	11,929

Total assets	$2,227,153	$3,623,931

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$15,723	$14,854
Accrued salaries and related liabilities	17,107	13,688
Payable under securities lending program	847,581	2,547,312
Margin deposits and guaranty funds	170,192	17,052
Income tax payable	2,704	4,984
Other current liabilities	31,122	35,019

Total current liabilities	1,084,429	2,632,909
Grant for building construction deferred credit	104,021	106,166
Long-term debt	77,464	80,281
Members’ retirement obligation	12,038	12,367
Other liabilities	23,646	17,286

Total liabilities	1,301,598	2,849,009

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 181,909,600 shares authorized, 94,769,342 and 94,449,800 shares issued as of December 31, 2007 and 2006, respectively; and 93,972,289 and 89,678,600 shares outstanding as of December 31, 2007 and 2006, respectively	948	944
Additional paid-in capital	828,227	796,585
Retained earnings (deficit)	73,851	(21,823)
Accumulated other comprehensive income (loss), net of tax	22,529	(784)

Total stockholders’ equity	925,555	774,922

Total liabilities and stockholders’ equity	$2,227,153	$3,623,931

See accompanying notes to the audited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share data)

	Year Ended December 31,
	2007	2006	2005
Operating Revenues
Clearing and transaction fees	$565,756	$419,731	$277,632
Market data fees	95,951	63,637	44,533
Other	11,897	13,881	11,943

Total operating revenues	673,604	497,249	334,108

Operating Expenses
Direct transaction costs	96,842	49,742	29,158
Salaries and employee benefits	81,660	76,772	62,419
Occupancy and equipment	22,501	28,255	28,482
Depreciation and amortization, net of deferred credit amortization	13,776	15,167	15,221
General and administrative	19,212	19,670	22,517
Professional services	16,311	14,540	27,379
Telecommunications	5,740	6,104	6,929
Marketing	5,573	5,439	5,207
Other expenses	2,463	8,501	9,918

Total operating expenses	264,078	224,190	207,230

Operating income	409,526	273,059	126,878
Non-Operating Income and Expenses
Investment income	23,347	12,879	8,895
Interest income from securities lending	91,908	130,184	68,782
Interest expense/fees from securities lending	(88,203)	(127,254)	(66,114)
Interest expense .	(6,425)	(6,620)	(6,852)
Losses from unconsolidated investments	(35,371)	(3,329)	(588)

Total non-operating income and expenses	(14,744)	5,860	4,123

Income before provision for income taxes	394,782	278,919	131,001
Provision for income taxes	170,743	124,118	59,873

Net income	$224,039	$154,801	$71,128

Earnings per Share
Basic	$2.37	$2.31	$87,167

Diluted	$2.36	$2.31	$87,167

Weighted Average Number of Common Shares Outstanding
Basic	94,489,000	67,017,000	816

Diluted	94,856,000	67,017,000	816

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Earnings per Share
Basic	$2.37	$1.90	$0.97

Diluted	$2.36	$1.90	$0.97

Weighted Average Number of Common Shares Outstanding
Basic	94,489,000	81,504,000	73,440,000

Diluted	94,856,000	81,504,000	73,440,000

See accompanying notes to the audited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2004	816	$—	$93,312	$33,470	$—	$126,782

Comprehensive income:
Net income	—	—	—	71,128	—	71,128
Unrealized gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	672	672

Total comprehensive income						71,800
Dividends declared:
Common stock, $108,824/share	—	—	(23,681)	(65,119)	—	(88,800)

Balances at December 31, 2005	816	—	69,631	39,479	672	109,782
Comprehensive income:
Net income	—	—	—	154,801	—	154,801
Realization of gain on available-for-sale securities, net of deferred income taxes of $570	—	—	—	—	(672)	(672)

Total comprehensive income						154,129
SFAS No. 158 adjustment to record unrealized post-retirement obligation, net of deferred income taxes of $628	—	—	—	—	(784)	(784)
Dividends declared:
Common stock, $36,765/share on January 11, 2006	—	—	—	(30,000)	—	(30,000)
Common stock, $196,078/share on March 6, 2006	—	—	(68,897)	(91,103)	—	(160,000)
Common stock, $0.06/share on July 6, 2006	—	—	—	(5,000)	—	(5,000)
Common stock, $0.14/share on November 10, 2006	—	—	—	(10,000)	—	(10,000)
Common stock, $0.98/share on November 10, 2006	—	—	—	(80,000)	—	(80,000)
Retirement of common stock	(816)	—	—	—	—	—
Issuance of common stock	73,440,000	734	(734)	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	6,365,000	64	347,907	—	—	347,971
Direct costs of initial public offering	—	—	(3,749)	—	—	(3,749)
Conversion of cumulative redeemable convertible preferred stock to common stock	8,160,000	82	153,016	—	—	153,098
Additional proceeds from private equity offering.	—	—	10,000	—	—	10,000
Issuance of common stock for purchase of COMEX electronic trading rights	6,484,800	64	279,538	—	—	279,602
Tax benefit related to NYMEX MRRP	—	—	8,591	—	—	8,591
Share-based compensation amortization	—	—	1,282	—	—	1,282

Balances at December 31, 2006	94,449,800	944	796,585	(21,823)	(784)	774,922
Comprehensive income:
Net income	—	—	—	224,039	—	224,039
Foreign currencies translations	—	—	—	—	385	385
Postretirement benefits, net of deferred income tax of $548					773	773
Unrealized gain on available-for-sale securities, net of deferred income taxes of $12,188	—	—	—	—	22,155	22,155

Total comprehensive income						247,352
Dividends declared:
Common stock, $0.10/share on April 30, 2007	—	—	—	(9,445)	—	(9,445)
Common stock, $0.10/share on August 1, 2007	—	—	—	(9,445)	—	(9,445)
Common stock, $0.10/share on September 30, 2007	—	—	—	(9,475)	—	(9,475)
Common stock, $1.06/share on September 30, 2007	—	—	—	(100,000)	—	(100,000)
Share-based compensation amortization	—	—	10,109	—	—	10,109
Direct costs of initial public offering	—	—	(346)	—	—	(346)
Exercise of employee stock options	265,150	3	15,641	—	—	15,644
Issuance of restricted stock and stock units	54,392	1	—	—	—	1
Excess net tax benefit related to share-based compensation	—	—	6,238	—	—	6,238

Balances at December 31, 2007	94,769,342	$948	$828,227	$73,851	$22,529	$925,555

See accompanying notes to the audited consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$224,039	$154,801	$71,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,921	17,093	16,489
Amortization of intangibles	—	219	876
Deferred grant credits	(2,645)	(2,645)	(2,644)
Deferred rental income	(675)	(675)	(675)
Deferred rent expense	(191)	(210)	(232)
Deferred income taxes	(4,732)	(2,530)	229
Excess tax benefit associated with exercise of stock options	(6,238)	—	—
Allowance for doubtful accounts and credits	1,013	233	(67)
Share-based compensation	10,109	1,282	—
Other, net.	8,466	—	—
Asset impairment and disposition losses	26,018	1,167	597
Decrease (increase) in operating assets:
Marketable securities	39,009	(384,588)	43,957
Clearing and transaction fees receivable	(6,096)	(9,230)	(6,567)
Prepaid expenses	(1,777)	(1,241)	(1,872)
Margin deposits and guaranty fund assets	(153,140)	75,503	(57,730)
Other current assets	(8,791)	(1,767)	503
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	869	(2,773)	2,391
Accrued salaries and related liabilities	3,419	3,795	4,878
Margin deposits and guaranty fund liabilities	153,140	(75,503)	57,730
Income tax payable	2,305	8,325	(6,033)
Other current liabilities	(12,132)	2,338	4,240
Other liabilities	(1,138)	(252)	(1,059)
Members’ retirement obligation	(329)	246	499

Net cash provided by (used in) operating activities	286,424	(216,412)	126,638

Cash flows from investing activities
Maturities and sales of securities lending program investments	63,926,366	154,697,668	189,767,820
Purchases of securities lending program investments	(62,226,635)	(154,930,362)	(192,082,438)
(Increase) decrease in securities purchased under agreements to resell	(14,990)	6,900	12,424
Purchase of long-term investments	(163,494)	(4,425)	(2,500)
Loan to unconsolidated entity	(7,750)	—	—
Capital expenditures	(9,255)	(11,417)	(12,403)
Additional consideration paid to owners of COMEX Division memberships	—	(10,000)	—
Increase in indefinite-lived intangible assets	—	(653)	—
Decrease (increase) in other assets	2,483	3,612	(62)

Net cash provided by (used in) investing activities	1,506,725	(248,677)	(2,317,159)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriting discounts	—	347,971	—
Direct costs of initial public offering	(346)	(3,749)	—
Proceeds from issuance of preferred stock	—	170,000	—
Costs related to issuance of preferred stock	—	(6,902)	—
Proceeds from issuance of capital stock under employee stock plan	15,641	—	—
Excess tax benefit associated with exercise of stock options	6,238	—	—
Direct costs of offering for purchase of COMEX electronic trading rights	—	(541)	—
(Decrease) increase in obligation to return collateral under securities lending program	(1,699,731)	232,694	2,314,618
Principal payments under long-term debt agreements	(2,817)	(2,817)	(2,817)
Dividends paid	(127,469)	(288,600)	(88,700)

Net cash (used in) provided by financing activities	(1,808,484)	448,056	2,223,101

Net (decrease) increase in cash and cash equivalents	(15,335)	(17,033)	32,580
Cash and cash equivalents, beginning of period	18,631	35,664	3,084

Cash and cash equivalents, end of period	$3,296	$18,631	$35,664

See accompanying notes to the audited consolidated financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions and balances are eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. The Company follows the equity method of accounting for joint ventures and investments in associated companies in which it holds between 20% and 50% of the voting rights and/or has significant influence. The Company’s equity in the net income and losses of these investments is reported in losses from unconsolidated investments in the accompanying consolidated statements of income. The Company also evaluates its investments in all entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN No. 46R”) to determine if it has primary beneficial interests in any entities deemed to be variable interest entities (“VIEs”). As of December 31, 2007, the Company was not a beneficiary in a VIE. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the periods presented.

At December 31, 2007, the Company began classifying the net change in its marketable securities portfolio as an operating activity in the consolidated statements of cash flows, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 102, Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash flows from Certain Securities Acquired for Resale — an amendment of FASB Statement No. 95. Previously, the net change in marketable securities was classified as an investing activity. Accordingly, the consolidated statements of cash flows have been revised, resulting in a decrease to net cash from operating activities of $384.6 million and an increase to net cash from operating activities of $44.5 million for the years

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2006 and 2005, respectively, with an equal and offsetting adjustment to net cash from investing activities in the same years. In addition to quantitative factors, the Company considered qualitative factors in its analysis as to whether these revisions were material to the consolidated financial statements taken as a whole. Based on its analysis, the Company concluded that the revisions made to the consolidated statements of cash flows represented immaterial corrections.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments at the balance sheet date. The carrying values of the Company’s assets approximate their fair values and, where applicable, are based on current market prices. The carrying values of the Company’s liabilities approximate their fair values except for the fair value of the Company’s notes payable, which are based upon their future cash flows for principal and interest payments, discounted at prevailing interest rates for securities of similar terms and maturities.

Use of Estimates

The preparation of the accompanying consolidated financial statements and related notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company maintains substantially all of its cash balances with major financial institutions.

Marketable Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such classification at each balance sheet date. Marketable securities carried at fair value are classified as trading securities and primarily represent investments in high-grade, tax-exempt municipal bonds, direct obligations of the U.S. government and its agencies and money market mutual funds. Trading securities are carried at fair value based on quoted market prices. Realized and unrealized gains and losses are recorded in investment income on the consolidated statements of income. The investments associated with the Company’s securities lending program (see Note 5) are reported at fair value as available-for-sale securities, with unrealized gains and losses reported in accumulated other comprehensive income, net of taxes on the consolidated balance sheets. Any unrealized losses on investments which reflect a decline in value that is other-than-temporary are charged to income. Realized gains and losses from the sales of marketable securities are determined on a specific identification basis.

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

Goodwill and Indefinite-Lived Intangible Asset

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and indefinite-lived intangible assets, which are non-amortizable, be assessed annually for impairment.

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Inherent in the Company’s fair value determinations are certain judgments and estimates relating to future cash flows, current economic and market conditions, and to the Company’s strategic operational plans. To the extent significant changes occur in key assumptions, it is possible that goodwill not currently impaired may become impaired in the future. During the fourth quarter of 2007, the Company assessed its goodwill and determined that there was no impairment.

Indefinite-lived intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment test consists only of a comparison of the carrying amount of the asset with its fair value, with an impairment loss recognized if the carrying amount is greater than fair value. During the fourth quarter of 2007, the Company assessed its indefinite-lived intangible asset and determined that there was no impairment.

Revenue Recognition

Clearing and Transaction Fees

The largest sources of the Company’s operating revenues are clearing and transaction fees. These fees are recognized as revenue in the same period that trades are executed and/or cleared on the Company’s divisions. Clearing and transaction fees receivable are monies due from clearing member firms. Exposure to losses on receivables is principally dependent on each member firm’s financial condition. Seats owned by

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NYMEX Division and COMEX Division members collateralize fees owed to the Company. At December 31, 2007 and 2006, no clearing and transaction fees receivable balance was greater than the member’s seat value. The Company retains the right to liquidate a member’s seat in order to satisfy its receivable. Management does not believe that a concentration of credit risk exists from these receivables.

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

Other

Other revenues consist of rental income from tenants leasing space in the Company’s headquarters building, compliance fines assessed for violation of trading rules and procedures, fees charged to members for the use of telephone equipment and trading booths provided by the Company and other miscellaneous revenues. In addition, the prior year periods included fees charged for access to the NYMEX ACCESS® electronic trading system. Other revenues are recognized on an accrual basis in the period during which the Company derives economic value, with the exception of compliance fines, which are recognized on a cash basis due to the fact that collectibility is not reasonably assured.

Share-Based Compensation

The Company recognizes compensation costs related to share-based employee awards in accordance with SFAS No. 123 (Revised), Share Based Payment (“SFAS No. 123R”). Such costs are recognized over the period that an employee provides services in exchange for the award. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires that deferred taxes be established based upon the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of provision for income taxes in the accompanying consolidated statements of income. The adoption of FIN No. 48 did not have an impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. The Company is currently evaluating the potential effects of the adoption of SFAS No. 157 on its consolidated results of operations and financial position.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB released SFAS No. 159, Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities the option to measure many financial instruments at fair value. SFAS No. 159 will be effective for the Company’s fiscal year 2008. The Company is currently evaluating the potential effects of the adoption of SFAS No. 159 on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company’s fiscal year 2009 and is to be applied prospectively. The Company is evaluating the potential effects of the adoption of SFAS No. 141R on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential effects of the adoption of SFAS No. 160 on its consolidated results of operations and financial position.

NOTE 3. STOCK PURCHASE AGREEMENT

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

On March 14, 2006, pursuant to the terms and conditions of a stock purchase agreement (the “Stock Purchase Agreement”), the Company issued and sold an aggregate of 8,160,000 shares of its newly-created Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for an aggregate purchase price of $160 million in cash and an additional $10 million which was paid on the closing date of the Company’s initial public offering. The Preferred Stock represented 10% of NYMEX Holdings’ outstanding capital stock immediately following its issuance.

All of the trading rights remained with the owners of Class A memberships in NYMEX Exchange. Prior to the Stock Purchase Agreement, the common stock of NYMEX Holdings and the corresponding Class A membership interest in NYMEX Exchange were “stapled” together and, therefore, were only permitted to be transferred jointly. Upon consummation of the Stock Purchase Agreement, the common stock of NYMEX Holdings was “de-stapled” from the Class A membership interests in NYMEX Exchange.

There were originally 816 shares of NYMEX Holdings common stock issued and outstanding. Immediately prior to the Stock Purchase Agreement, the 816 shares were automatically converted into the right to receive 90,000 shares of the common stock of NYMEX Holdings. The 90,000 shares were comprised of 30,000 shares of Series

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A-1 Common Stock; 30,000 shares of Series A-2 Common Stock; and 30,000 shares of Series A-3 Common Stock. Total authorized shares of common stock upon consummation of the Stock Purchase Agreement were 81,600,000 shares which consisted of the 73,440,000 issued shares of Series A-1, Series A-2 and Series A-3 Common Stock and 8,160,000 shares reserved for issuance upon conversion of the Preferred Stock. Upon conversion, which occurred in connection with the IPO, the Preferred Stock was no longer outstanding or available for issuance.

The shares of Series A-1, Series A-2 and Series A-3 Common Stock were not transferable after the IPO during Restricted Periods. These restrictions are similar to customary underwriter lock-ups in initial public offerings. The term “Restricted Period” means each of the periods commencing on the date the Company’s registration statement, as filed on Form S-1 with the SEC, became effective (November 16, 2006) and ending:

(i)	with respect to Series A-1 Common Stock, 180 days thereafter;

(ii) with respect to Series A-2 Common Stock, 360 days thereafter; and

(iii) with respect to Series A-3 Common Stock, 540 days thereafter.

None of the Series A-1, Series A-2, or Series A-3 Common Stock will be subject to restrictions on transfer as of the 540th day after November 16, 2006. Immediately following the expiration of the relevant Restricted Period, the applicable shares of common stock will automatically convert, without any action by the holder, into the same number of shares of common stock which do not have transfer restrictions.

NOTE 4. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

In 1994, NYMEX Division acquired the equity interests, but not the trading rights and protections, of the owners of COMEX Division memberships. As part of the agreement for this acquisition, a $10 million payment was made to the owners of COMEX Division memberships upon the Company’s successful completion of its IPO. This payment was considered additional consideration to the original purchase price of the COMEX equity interests and, therefore, was recorded as additional goodwill on the Company’s consolidated balance sheets. The changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31,
	2007	2006
Balance at beginning of the year	$26,329	$16,329
Additional consideration paid to owners of COMEX Division memberships	—	10,000

Balance at end of the year	$26,329	$26,329

The Company’s goodwill balance at December 31, 2007 and 2006 was comprised of $10.7 million and $15.6 million related to the Open Outcry and Electronic Trading and Clearing segments, respectively.

On November 20, 2006, the owners of COMEX Division memberships voted on and approved an agreement with the Company in which their trading rights and protections were terminated in exchange for certain new trading rights and protections. In addition, each of the 772 owners of COMEX Division memberships received 8,400 shares of the Company’s common stock for a total consideration of 6,484,800 shares. The value assigned

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the acquired trading rights was based on a measurement date of September 20, 2006, the date this agreement was entered into. The average price of the Company’s common stock for the two days before and after the measurement date was used to value the trading rights at approximately $280.8 million. Included in the value are direct costs the Company incurred in preparing and negotiating this agreement. The Company considered the guidance set forth in SFAS No. 142 in determining that the acquired trading rights have an indefinite useful life.

NOTE 5. SECURITIES LENDING

The Company entered into an agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. Interest expense is paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administrating the transaction. Interest income and interest expense, as well as the fee paid to JPMorgan, are reported in the non-operating income and expenses section on the Company’s consolidated statements of income. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $91.9 million, $87.2 million and $1.0 million, respectively in 2007, $130.2 million, $126.3 million and $1.0 million, respectively in 2006, and $68.8 million, $65.2 million and $0.9 million, respectively in 2005.

At December 31, 2007, the fair value of the invested collateral was $842.4 million, comprised of $841.8 million in corporate debt securities and $0.6 million in other debt securities. The cost of the corporate debt securities was $846.9 million, resulting in a gross unrealized loss of $5.1 million at December 31, 2007. The fair value of the other debt securities at December 31, 2007 approximated its cost. The unrealized losses on the corporate debt securities were due to significant deterioration in the credit markets. The Company does not believe that these unrealized losses are other-than-temporary and, as such, are recorded in accumulated other comprehensive income, net of taxes on the consolidated balance sheets.

At December 31, 2006, the fair value of the invested collateral approximated its carrying value of $2,547.3 million, which was comprised of $1,677.2 million in corporate debt securities and $870.1 in other debt securities.

At December 31, 2007, the fair value and cost of corporate debt securities with contractual maturities of one year or less was $287.6 million and $288.2 million, respectively. The fair value and amortized cost of corporate debt securities with contractual maturities of more than one year was $554.2 million and $558.7 million, respectively. At December 31, 2007, corporate debt securities in an unrealized loss position for one year or less had a fair value of $791.1 million and an unrealized loss of $5.0 million. Corporate debt securities in an unrealized loss position for more than one year had a fair value of $50.7 million and an unrealized loss of $0.1 million.

At December 31, 2006, the fair value of corporate debt securities with contractual maturities of one year or less was $1,322.3 million, which approximated its cost. The fair value of corporate debt securities with contractual maturities of more than one year was $354.9 million, which approximated cost.

Proceeds from the sales of debt securities in this program were $649.2 million and $140.0 million in 2007 and 2006, respectively. Realized losses in 2007, resulting from the voluntary sales of debt securities made in connection with the reduction of this program, were $1.8 million. Realized gains in 2007 and 2006 were nominal. There were no sales during 2005. The change in the net unrealized gain or loss on these available-for-sale securities was not significant for any of the years presented.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDITS

Clearing and transaction fees receivable are carried net of allowances for member credits, which are based on expected billing adjustments. Allowances for member credits were $1.0 million and $0.5 million at December 31, 2007 and 2006, respectively. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts was established for market data accounts receivable to cover potential non-collectible vendor receivables as well as future adjustments by the market data vendor customers. This allowance was $404,000 and $147,000 at December 31, 2007 and 2006, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for market data revenues, net of the allowance, totaled $10.1 million and $5.5 million at December 31, 2007 and 2006, respectively, and are included in other current assets on the Company’s consolidated balance sheets.

The Company has established a reserve for non-collectible receivables of other revenues in the amount of $624,000 and $552,000 at December 31, 2007 and December 31, 2006, respectively, and believes the amount is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for other revenues, net of the allowance, totaled $226,000 and $197,000 at December 31, 2007 and 2006, respectively, and are included in other current assets on the Company’s consolidated balance sheets.

NOTE 7. MARGIN DEPOSITS AND GUARANTY FUNDS

The Company is required, under the Commodity Exchange Act (“CEA”), to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

Each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or shares of certain approved money market mutual funds, of a minimum of $2.5 million in a fund known as a guaranty fund (the “Guaranty Fund”). The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. Although there is one Guaranty Fund for both divisions, separate contribution amounts are calculated for each division.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth margin deposits and guaranty fund balances held by the Company on behalf of clearing members at December 31, 2007 and 2006 (in thousands):

	December 31, 2007			December 31, 2006
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$616	$14,042	$14,658	$10,010	$42	$10,052
Securities purchased under agreements to resell	155,534	—	155,534	7,000	—	7,000

Total cash and securities	156,150	14,042	170,192	17,010	42	17,052

Cash and securities earning interest for members
Money market funds	6,896,885	110,275	7,007,160	5,788,910	71,036	5,859,946
U.S. Treasuries	12,193,040	174,988	12,368,028	9,692,639	171,061	9,863,700
Letters of credit	2,892,326	—	2,892,326	2,571,918	—	2,571,918

Total cash and securities	21,982,251	285,263	22,267,514	18,053,467	242,097	18,295,564

Total funds	$22,138,401	$299,305	$22,437,706	$18,070,477	$242,139	$18,312,616

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Buildings and improvements	$186,635	$186,405
Information systems equipment	27,608	23,441
Office furniture, fixtures, machinery and equipment	33,701	31,193
Internally developed software	1,310	1,310
Leasehold improvements	15,099	15,088
Construction in progress	1,672	310

	266,025	257,747
Less: accumulated depreciation and amortization	(89,554)	(74,554)

	$176,471	$183,193

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $13.8 million, $15.2 million and $15.2 million, respectively. Depreciation and amortization expense is recorded net of amortization of the deferred credit, related to the grant for the building, of $2.1 million for each year (see Note 17). Amortization of leasehold improvements is included in depreciation and amortization expense on the consolidated statements of income.

The Company, in the normal course of business, records charges for the impairment and disposal of assets which it determines to be obsolete. Asset impairment and disposal losses for the years ended December 31, 2007, 2006 and 2005 were $0.1 million, $1.2 million and $0.6 million, respectively, and are reported in other expenses on the consolidated statements of income.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. LONG-TERM INVESTMENTS

Long-term investments are comprised principally of the Company’s investments in DME Holdings, Montréal Exchange, Optionable and IMAREX as described below:

In June 2005, the Company and Tatweer Dubai LLC (“Tatweer”), a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”) was incorporated as a limited company under the laws of Bermuda. DME Holdings is the indirect owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. On June 1, 2007, DME commenced offering sour crude and fuel oil products for trading. DME is regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets.

In May 2007, DME Holdings entered into a Shareholders Agreement with the Oman Investment Fund to ultimately sell a 31.58% equity interest in DME Holdings. In conjunction with this agreement, the Company and Tatweer loaned $13.7 million each to DME Holdings in order to meet the financial resource requirements of the regulatory authorities. Upon the consummation of the restructuring of the investment pursuant to the Shareholders Agreement, the Company will ultimately own a 32.5% economic interest and a 34.21% voting interest in DME Holdings; the DME has begun implementing a plan to provide equity participation to market makers and other market participants which may result in further dilution of the Company’s economic interest. Upon consummation of the Shareholders Agreement, the Company reevaluated its investment in DME under FIN No. 46R and determined that DME was no longer a VIE as it meets the business scope exception. For the years ended December 31, 2007 and 2006, the Company incurred losses, attributable to its investment, of approximately $9.1 million and $3.2 million, respectively. These losses are recorded in losses from unconsolidated investments on the consolidated statements of income. As of December 31, 2007, DME repaid the Company approximately $6.0 million of the outstanding loan balance.

On March 13, 2007, the Company entered into a Private Placement Subscription Agreement with Bourse de Montréal, Inc., a Canadian corporation (“Montréal Exchange”) whereby the Company purchased approximately 3.1 million common shares of Montréal Exchange for approximately $78 million in cash. The shares purchased represented approximately 10% of the total outstanding shares of Montréal Exchange immediately after the execution of the Private Placement Subscription Agreement, which was consummated on March 23, 2007. The Company accounts for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of Montréal Exchange. Subsequently, on March 27, 2007, Montréal Exchange commenced trading on the Toronto Stock Exchange under the symbol “MXX.” Following the public offering of the Montréal Exchange, the Company reports its investment in Montréal Exchange as available-for-sale in accordance with SFAS No. 115. At December 31, 2007, the fair value of the securities was approximately $123.5 million.

In April 2007, the Company entered into a Stock and Warrant Purchase Agreement with Optionable, Inc. (“Optionable”), an energy derivatives broker, whereby the Company purchased 19% of Optionable’s outstanding common shares on a fully diluted basis for approximately $28.9 million in cash. The warrant entitles the Company to purchase from Optionable common shares so as to increase the Company’s ownership to an amount not to exceed 40% of Optionable’s outstanding common shares on a fully diluted basis. The shares of Optionable are considered available-for-sale securities in accordance with SFAS No. 115. Following a precipitous fall in Optionable’s stock price during May 2007 due to the loss of a major customer and resignation of its chief

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executive officer, among other matters, the Company evaluated its investment in Optionable for other-than-temporary impairment. In evaluating this investment, the Company took into consideration the severity of the stock price decline, the expected period of time necessary for a recovery to occur and the Company’s ability to retain its investment during the period anticipated for recovery in fair value, if any. In analyzing Optionable’s financial condition and following the guidance in SFAS No. 115 and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company determined the impairment in its Optionable investment as other-than-temporary and recorded a pre-tax charge of approximately $26 million in June 2007. This charge is recorded in losses from unconsolidated investments on the Company’s consolidated statements of income. At December 31, 2007, the fair value of the securities was approximately $0.9 million.

In November 2007, the Company acquired approximately 15% of IMAREX ASA (“IMAREX”) for $52 million in cash. Subsequent acquisitions of IMAREX shares, for $2 million in cash, brought the Company’s total ownership to approximately 16% at December 31, 2007. IMAREX, headquartered in Oslo, Norway, operates a hybrid model of electronic trading and voice brokerage and offers research, transaction and settlement services for financial derivatives based on oceangoing freight, airborne emissions, farmed salmon, electric power and heavy fuel oil. The shares of IMAREX are reported as available-for-sale securities in accordance with SFAS No. 115. At December 31, 2007, the fair value of the securities was approximately $51.4 million. In February 2008, the Company participated in a private placement of shares newly issued by IMAREX (in connection with IMAREX’s acquisition of Spectron Group plc) for approximately $11 million in cash, following which (and as of the date of this Report) the Company’s ownership in IMAREX has increased to approximately 18%.

NOTE 10. LONG-TERM DEBT

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

	December 31,
	2007	2006
	(in thousands)
Private placement notes
7.48%, Senior Notes, Series A, due 2011	$11,281	$14,098
7.75%, Senior Notes, Series B, due 2021	54,000	54,000
7.84%, Senior Notes, Series C, due 2026	15,000	15,000

	80,281	83,098
Less current maturities	(2,817)	(2,817)

Total long-term debt	$77,464	$80,281

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable that become due during the next five years and thereafter are as follows (in thousands):

2008	$2,817
2009	2,817
2010	2,817
2011	7,739
2012	4,909
Thereafter	59,182

$80,281

At December 31, 2007, the fair value of the notes was approximately $94.8 million.

NOTE 11. COMMON STOCK

At December 31, 2007, the composition of common stock was as follows:

	Authorized ¹	Issued	Outstanding ²
Common Stock[3]	101,984,800	22,053,642	22,046,189
Series A-1 Common Stock	24,480,000	19,806,000	19,806,000
Series A-2 Common Stock	24,480,000	23,310,000	23,310,000
Series A-3 Common Stock	24,480,000	23,411,000	23,411,000
Series B-1 Common Stock	2,161,600	1,974,000	1,974,000
Series B-2 Common Stock	2,161,600	2,099,300	2,099,300
Series B-3 Common Stock	2,161,600	2,115,400	1,325,800

	181,909,600	94,769,342	93,972,289

1	Common stock authorized consists of: (i) 73,440,000 shares reserved for issuance upon conversion of the Series A-1, Series A-2 and Series A-3 Common Stock; (ii) 8,160,000 shares authorized and issued for the conversion of the Preferred Stock; (iii) 4,300,000 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan; (iv) 9,600,000 shares authorized in connection with the IPO of which 6,365,000 were issued; and (v) 6,484,800 shares reserved for issuance upon conversion of the Series B-1, Series B-2 and Series B-3 Common Stock.

2

Series B-1, Series B-2 and Series B-3 Common Stock were issued as consideration for the trading rights the Company acquired from the owners of COMEX Division memberships (see Note 4). In accordance with the terms of the agreement, each of the 772 owners of COMEX Division memberships was to receive 8,400 shares of the Company’s common stock (2,800 Series B-1, 2,800 Series B-2 and 2,800 Series B-3 shares) and was able to individually elect the timing of the receipt of those shares. The election choices included the receipt of: (i) all shares on the date the agreement was consummated (November 20, 2006); (ii) all shares on January 2, 2007; or (iii) in one-third increments on the 180th, 360th and 540th day following the date the Company’s registration statement as filed on Form S-1 with the SEC became effective (November 16, 2006). As a result of the election by the 772 owners of COMEX Division memberships, 204 elected to receive their shares, totaling 1,713,600 shares, on November 20, 2006; 286 elected to receive their shares, totaling 2,402,400 shares, on January 2, 2007; and 282 elected to receive their shares, totaling 2,368,800 shares, in one-third increments. The Series B-1, Series B-2 and Series B-3 Common Stock are subject to the same Restricted Period as the Series A-1, Series A-2 and Series A-3 Common Stock (see Note 3) commencing on the date the Company’s registration statement as filed on Form S-1 with the SEC became effective (November 16, 2006) and ending:

(i)	with respect to Series B-1 Common Stock, 180 days thereafter;

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3	The difference between the Common Stock issued and outstanding represents stock awards that have vested to non-employee directors of the Company’s board, which were granted under the 2006 Long-Term Incentive Plan. In accordance with each non-employee director’s award, shares that are vested are unable to be sold until six months after the director is no longer serving on the board, therefore, the vested shares are considered to be issued but not outstanding.

NOTE 12. EARNINGS PER SHARE

The calculation of earnings per common share for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except for share data):

	Years Ended December 31,
	2007	2006	2005
Net income	$224,039	$154,801	$71,128

Weighted average common shares outstanding:
Basic	94,489,000	67,017,000	816
Effect of stock options	297,000	—	—
Effect of restricted stock units	70,000	—	—

Diluted	94,856,000	67,017,000	816

Earnings per Share:
Basic	$2.37	$2.31	$87,167
Diluted	$2.36	$2.31	$87,167

Proforma weighted average common shares outstanding and earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):

Net income	$224,039	$154,801	$71,128

Weighted average common shares outstanding:
Basic	94,489,000	81,504,000	73,440,000
Effect of stock options	297,000	—	—
Effect of restricted stock units	70,000	—	—

Diluted	94,856,000	81,504,000	73,440,000

Earnings per Share:
Basic	$2.37	$1.90	$0.97
Diluted	$2.36	$1.90	$0.97

The diluted EPS computation for the year ended December 31, 2006 excludes the effect of approximately 1.5 million stock options and restricted stock units because they were determined to be anti-dilutive and, therefore, diluted EPS is the same as basic EPS.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. DIRECT TRANSACTION COSTS

The Company incurs various costs to support its trading floor and clearinghouse. These costs include fees paid to third-party brokers for submitting individually negotiated off-exchange trades to the Exchange for the clearing of specified products. These costs also include service fees paid to the Chicago Mercantile Exchange Inc. (“CME”) (as described in the following paragraph), license and royalty fees paid to third-party vendors for the use of their settlement prices, and trading floor supplies needed for the Company’s open outcry venue.

In 2006, NYMEX Exchange entered into a definitive technology services agreement (the “CME Agreement”) with CME, a wholly-owned subsidiary of Chicago Mercantile Exchange Holdings Inc., to become the exclusive electronic trading service provider for NYMEX’s energy futures and options contracts and for metals products listed on its COMEX Division. The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater. In addition, pursuant to the CME Agreement, if the Company acquires or merges with an entity, that at the time of such acquisition or merger, operates a trading execution system for futures or futures options products (or off-exchange look-alike versions of such products), electronic trading of such products shall be transitioned to CME Globex electronic trading platform (“CME Globex”) within two years.

Initial trading of NYMEX products under this agreement began in June 2006. Side-by-side electronic trading during regular trading hours began in early September 2006, followed by the launch of COMEX metals products in early December 2006. For the year ended December 31, 2007 and 2006, the Company incurred fees of $56.2 million and $14.8 million, respectively, under the terms of the CME Agreement, which are included in direct transaction costs on the consolidated statements of income.

NOTE 14. SHARE-BASED COMPENSATION

At December 31, 2007, the Company has only one share-based compensation plan. The Company’s 2006 Omnibus Long-Term Incentive Plan (the “2006 LTIP”) was approved by its board of directors on July 13, 2006 and by its stockholders on October 12, 2006. The 2006 LTIP provides for the granting of incentive stock options, non-qualified stock options (“NQSOs”), restricted stock, and restricted stock unit awards (“RSUs”) to employees and directors for up to 4.3 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its stockholders. The exercise price for all stock options is not less than 100% of the fair market value of the common stock on the date of grant. Notwithstanding the foregoing, the fair market value of a share of common stock for purposes of determining awards with a grant date as of the Company’s IPO was set in the final prospectus for IPO. No monetary payment is required as a condition of receiving a restricted stock or restricted stock unit award, since the consideration for the award shall be services actually rendered to the Company or for the Company’s benefit. All share-based compensation currently awarded vest over a varying period of up to four years from the date of grant. NQSOs currently awarded have a maximum term of 8 years.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company follows fair value accounting for share-based compensation as required under SFAS No. 123R. SFAS No. 123R requires recognition of compensation costs related to share-based payments over the period that an employee provides services in exchange for the award. The fair value of the NQSOs was estimated at the grant date based on the Black-Scholes option-pricing model using the following assumptions:

For the year ended December 31:	2007	2006
Risk-free interest rate	4.62%	4.62%
Expected volatility	34.27%	34.50%
Expected option life	4.5 years	4.5 years
Dividend yield	0.3%	None
Weighted-average grant-date fair value	$45.68	$21.28

The risk-free interest rate was based on the implied yields of U.S. Treasury Notes with a maturity equal to the NQSOs expected life at the time of grant. Expected volatility was based on the volatility of stock prices of companies within the same industry as the Company. The expected NQSOs life was determined based on various factors including employee turnover rate, the vesting period of the NQSOs and information received from third-party consultants.

Share-based compensation expense was approximately $10.1 million and $1.3 million for the year ended December 31, 2007 and 2006, respectively, and is recorded in salaries and employee benefits on the consolidated statements of income.

SFAS No. 123R additionally requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. The Company applied the forfeiture rate to the unvested portion of the NQSOs valuation and performed a true-up for the actual forfeited amount of the valuation as of year end. As of December 31, 2007, the current forfeiture rate for the non-vested NQSOs and RSUs was 9.8% and 12.3%, respectively, as compared to 1.9% and 3.4%, respectively, at December 31, 2006.

The following table summarizes the changes in NQSOs activities under the Company’s share-based compensation plan:

	Years Ended December 31,
	2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at the beginning of the period	1,334.5	$59.00	—	$—
Granted	58.5	130.60	1,338.5	59.00
Exercised	265.2	59.00	—	—
Forfeited or expired	61.0	60.76	4.0	59.00

Outstanding at the end of the period	1,066.8	$62.83	1,334.5	$59.00

Exercisable at the end of the period	59.10	59.00	—	—

The total intrinsic value of NQSOs exercised during the year ended December 31, 2007 was $16.9 million. NQSOs outstanding at December 31, 2007 had a weighted average remaining contractual life of 6.9 years and an aggregate intrinsic value of $79.6 million. NQSOs exercisable at December 31, 2007 had a weighted average remaining contractual life of 6.9 years and an aggregate intrinsic value of $4.4 million. The total fair value of NQSOs and RSUs vested for the year ended December 31, 2007 was $6.9 million and $3.4 million, respectively.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in RSUs under the Company’s share-based compensation plan:

	Years Ended December 31,
	2007		2006
	Shares	Weighted average Grant-Date FairValue	Shares	Weighted average Grant-Date FairValue
	(in thousands)		(in thousands)
Nonvested at the beginning of the period	198.7	$11,726.0	—	$—
Granted	10.5	1,316.3	199.3	11,761.4
Vested	54.4	3,399.3	—	—
Forfeited or expired	14.3	859.3	0.6	35.4

Nonvested at the end of the period	140.5	$8,783.7	198.7	$11,726.0

The Company recorded proceeds from the exercise of stock options as additions to common stock and paid-in capital. The excess tax benefit realized for the tax deduction from stock option exercises of $6.2 million was recorded as paid-in capital in 2007 and reflected on the consolidated statements of cash flows as excess tax benefit associated with the exercise of stock options, in accordance with the cash flow classification requirements of SFAS No. 123R. At December 31, 2007, there was $28.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over the future vesting period.

NOTE 15. MEMBERS’ RETIREMENT PLAN AND BENEFITS

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX MRRP, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan by $800,000 in each of the years ended December 31, 2007, 2006 and 2005. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Corporate contributions are charged against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the COMEX MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors various defined contribution and postretirement plans to qualifying employees. The Company also provides postemployment benefits to eligible employees after employment but before retirement.

Savings Plan

The Company sponsors a defined contribution plan (the “401K Plan”) that incorporates a deferred salary arrangement under Section 401(k) of the Internal Revenue Code to all eligible domestic employees. The Company matches employee contributions up to a maximum of 3% of salary. In addition, the Company makes annual contributions ranging from 2% to 7% based upon tenure for each eligible 401K Plan member. The Company’s total contributions to the 401K Plan were $2.0 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At December 31, 2007 and 2006, deferred compensation amounted to $2.8 million and $2.4 million, respectively, and is included in accrued salaries and related liabilities on the consolidated balance sheets.

Postemployment Plan

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at December 31, 2007 and December 31, 2006 were $0.8 million and $0.5 million, respectively.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued postretirement benefit costs are included in other non-current liabilities on the consolidated balance sheets. The following table presents the funded status of such plans, reconciled with amounts recognized in the Company’s consolidated financial statements:

	December 31,
	2007	2006
	(in thousands)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$8,209	$8,175
Service costs	359	440
Interest costs	379	432
Actuarial gain	(545)	(485)
Curtailment gain	(906)	—
Special termination loss	17	—
Benefits paid	(376)	(353)

Accumulated postretirement benefit obligation, end of year	$7,137	$8,209

Funded status:

Accrued postretirement benefit cost, end of year	$7,137	$8,209

The net periodic postretirement benefit cost consists of the following:

	December 31,
	2007	2006	2005
	(in thousands)
Service costs	$359	$440	$409
Interest costs	379	432	426
Amortization of prior service costs	(45)	(57)	(57)
Amortization of net loss	—	65	92
Curtailment gain	(85)	—	—
Special termination loss	17	—	—

Net periodic postretirement benefit cost	625	880	870

Total net period postretirement benefit cost	$625	$880	$870

Assumptions:
Discount rate	6.00%	5.75%	5.75%
Health care cost trend rate	10.00%	8.00%	9.00%

The health care cost trend rate is assumed to decrease gradually to 5.25% by 2013 and remain level thereafter.

The following table presents the estimated future net benefit payments:

Fiscal Year	Net Benefit Payments
(in thousands)
2008	$388
2009	$396
2010	$408
2011	$396
2012	$408
2013 - 2017	$2,337

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following shows the impact of a 1% change in the trend rate:

	2007
	1% Increase	1% Decrease
	(in thousands)
Effect on total of service and interest costs	$8	$(9)
Effect on accumulated postretirement benefit obligation	$64	$(75)

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

Subsequent to the filing of the 2006 consolidated financial statements, the Company’s management determined that it had not properly classified the adoption of SFAS No. 158. Specifically, the Company misclassified the unfunded status of the postretirement benefit plan as a component of total comprehensive income for the year ended December 31, 2006. The Company corrected the accompanying consolidated statements of stockholders’ equity to properly classify the adoption of SFAS No. 158 as an adjustment to accumulated other comprehensive income at December 31, 2006.

NOTE 17. DEFERRED GRANTS

In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”, formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility. The grant is subject to recapture amounts on a declining scale over time and is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility. At December 31, 2007 and 2006, the Company’s EDC grant balances were $106.2 million and $108.3 million, respectively.

In 2002, the Company entered into an agreement and received a $5.0 million grant from the ESDC. This agreement requires the Company to maintain certain annual employment levels, and the grant is subject to recapture amounts on a declining scale over time. The grant is recognized in income ratably in accordance with a recapture schedule and is recorded in occupancy and equipment in the Company’s consolidated statements of income. At December 31, 2007 and 2006, the grant balances were $2.5 million and $3.0 million, respectively.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. INCOME TAXES

The provision for income taxes on the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, respectively, consisted of the following:

	2007	2006	2005
	(in thousands)
Current:
Federal	$125,129	$84,264	$38,056
State and local	50,346	42,384	21,588

Total	175,475	126,648	59,644

Deferred:
Federal	(2,932)	(1,928)	156
State and local	(1,800)	(602)	73

Total	(4,732)	(2,530)	229

Total provision	$170,743	$124,118	$59,873

As of December 31, 2007, the current income tax receivable of $12.1 million represents estimated tax payments the Company expects to be refundable from the Internal Revenue Service and other tax authorities.

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate on income before the provision for income taxes is as follows:

	2007	2006	2005
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State and local taxes, net of federal benefit	7.96	9.70	10.60
Tax-exempt income	(0.82)	(0.70)	(1.00)
Other, net	1.11	0.50	1.10

Effective tax rate	43.25%	44.50%	45.70%

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, the components of net deferred tax assets (liabilities) were as follows:

	2007	2006
	(in thousands)
Current
Assets:
Accrued expenses	$891	$606
Unrealized losses on marketable securities	2,236	—
Other	59	354

Total	3,186	960

Liabilities:
Other	—	136

Total	—	136

Total current net deferred tax assets	$3,186	$824

Noncurrent
Assets:
Postretirement benefits	$4,024	$3,898
Deferred compensation	1,228	726
COMEX MRRP	1,876	2,503
COMEX MRRP contribution and earnings	3,854	3,674
Federal net operating loss carryforwards	—	333
Amortization	765	1,259
Share-Based Compensation	1,365	570
Unrealized loss on impairment charge	11,296	—
Other	284	1,056

Total	24,692	14,019
Less valuation allowance	—	(761)

Total noncurrent deferred tax assets	24,692	13,258

Liabilities:
Depreciation and amortization	8,736	10,866
Capitalization of software	16	68
Amortization of indefinite-lived intangible asset	9,502	—
Pension costs	576	—
Unrealized gains on marketable securities	14,410	—

Total noncurrent deferred tax liabilities	33,240	10,934

Total net noncurrent deferred tax (liabilities) assets	$(8,548)	$2,324

Management has determined that the realization of the recognized deferred tax asset of $27.9 million at December 31, 2007 is more likely than not, based on taxable temporary differences and anticipated future taxable income. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced.

The Company maintained a valuation allowance of $0.8 million in 2006 in accordance with the provisions of SFAS No. 109. This allowance was established due to the uncertainty of realizing certain tax benefits, and was reversed in 2007.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. FIN No. 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a return. For those benefits to be recognized a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption.

The Company had unrecognized tax benefits, including interest, of approximately $1.9 million as of January 1, 2007 and approximately $2.7 million as of December 31, 2007. It is unlikely that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The unrecognized tax benefits consist of the following components:

Balance at January 1, 2007	$1,962
Additions based on tax positions in current year	2,164
Reductions based on tax positions in prior year	(1,057)
Reductions resulting from statute of limitation lapses	(85)
Settlements	(280)

Balance at December 31, 2007	$2,704

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN No. 48. The total amount of interest related to tax uncertainties recognized in the consolidated statements of income for the period ended December 31, 2007 was $0.1 million. The earliest tax year open to examination by the Internal Revenue Service and the other tax jurisdictions in which the Company files a tax return is 2003. During the second quarter of 2007, the Company concluded a tax examination with the City of New York for the years 2000 through 2002. At the conclusion of this audit, a payment was made to the City of New York in the amount of $0.3 million, comprised of $0.2 million of tax and $0.1 million of interest. The resolution of this examination had no impact on the Company’s effective tax rate.

NOTE 19. LEASE TERMINATION COSTS

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

The following tables summarize the activity related to the various London exchange lease terminations in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

Lease Termination Costs
Total expected to be incurred	$3,426

Charges incurred in 2006	$3,426
Charges incurred in 2007	—

Cumulative charges incurred as of December 31, 2007	$3,426

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Termination Costs
Liability at January 1, 2007	$2,980
Charges	—
Payments	(2,102)

Liability at December 31, 2007	$878

NOTE 20. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2007, 2006 and 2005, respectively, are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid for:
Interest	$93,662	$132,910	$72,085

Income taxes	$182,966	$118,081	$65,530

Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$34,343	$—	$1,242

Issuance of common stock	$4	$862	$—

Conversion of cumulative redeemable convertible preferred stock to common stock	$—	$82	$—

Purchase of indefinite-lived intangible asset through issuance of common stock	$—	$280,143	$—

Decrease in income taxes payable due to NYMEX MRRP tax benefit	$—	$8,591	$—

NOTE 21. SEGMENT REPORTING

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ACCESS®, NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing and trading on the CME Globex. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Direct transaction costs are allocated directly to the segment they are incurred for. Depreciation and amortization and other operating expenses are allocated directly to the segment they pertain to, where practicable, with the balance of these expenses allocated based on the proportion of operating revenues, net of direct transaction costs, attributed to each segment. Non-operating income and expenses are allocated entirely to Corporate/Other. The prior year segment information has been reclassified to reflect this methodology of reporting each segment.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to these business segments is set forth below (in thousands):

	Year Ended December 31, 2007
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$176,800	$496,804	$—	$673,604
Direct transaction costs	333	96,509	—	96,842
Depreciation and amortization	6,927	6,849	—	13,776
Other operating expenses	68,921	84,539	—	153,460

Operating income (loss)	100,619	308,907	—	409,526
Non-operating income	—	—	(14,744)	(14,744)

Income before provision for income taxes	100,619	308,907	(14,744)	394,782
Provision for income taxes	43,518	133,602	(6,377)	170,743

Net income	$57,101	$175,305	$(8,367)	$224,039

	Year Ended December 31, 2006
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$239,119	$258,130	$—	$497,249
Direct transaction costs	333	49,409	—	49,742
Depreciation and amortization	10,676	4,491	—	15,167
Other operating expenses	104,501	53,819	961	159,281

Operating income (loss)	123,609	150,411	(961)	273,059
Non-operating income	—	—	5,860	5,860

Income before provision for income taxes	123,609	150,411	4,899	278,919
Provision for income taxes	55,006	66,933	2,179	124,118

Net income	$68,603	$83,478	$2,720	$154,801

	Year Ended December 31, 2005
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$216,212	$117,896	$—	$334,108
Direct transaction costs	9,114	20,044	—	29,158
Depreciation and amortization	11,655	3,566	—	15,221
Other operating expenses	122,697	37,873	2,281	162,851

Operating income (loss)	72,746	56,413	(2,281)	126,878
Non-operating income (loss)	—	—	4,123	4,123

Income (loss) before provision (benefit) for income taxes	72,746	56,413	1,842	131,001
Provision (benefit) for income taxes	33,245	25,781	847	59,873

Net income (loss)	$39,501	$30,632	$995	$71,128

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, the Company is a party to several lawsuits and claims. The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly. It is possible that the ultimate resolution of its liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material. Based on its review of the latest information available, the Company believes its ultimate liability, if any, in connection with any current lawsuits or claims for pending or threatened legal proceedings, would not materially affect the Company’s financial condition, results of operations, or cash flows.

Set forth below is a description of material litigation to which the Company is a party, as of December 31, 2007. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 16, 2008, NYMEX Exchange filed its Petition for a Writ of Certiorari with the United States Supreme Court. ICE filed its Brief in Opposition on February 12, 2008. NYMEX Exchange filed its Reply Brief on February 25, 2008. This matter is ongoing.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of December 31, 2007, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$7,739	$4,909	$59,182	$80,281
Long-term debt interest	6,205	5,994	5,783	5,573	4,980	31,233	59,768
Services agreements ¹	10,080	10,270	11,571	30,948	—	—	62,869
Operating leases — facilities	3,012	3,027	3,306	3,585	2,051	136	15,117
Operating leases — equipment	2,020	1,365	525	—	—	—	3,910
Other long-term obligations	1,029	1,041	967	800	800	5,247	9,884

Total contractual obligations	$25,163	$24,514	$24,969	$48,645	$12,740	$95,798	$231,829

1	Services agreements include required minimum payments in accordance with a technology services agreement with CME (see Note 13). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for payments in years one through five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation for years one through five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 18, the Company has $2.7 million of unrecognized tax benefits as of December 31, 2007. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2008 through 2069. For the years ended December 31, 2007, 2006 and 2005, rental expense for facilities and the land lease amounted to $2.4 million, $7.2 million and $3.8 million, respectively. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. Rents collected from these leases were $8.7 million, $8.5 million and $8.2 million during 2007, 2006 and 2005, respectively, and are recorded in other revenue on the consolidated statements of income. Future minimum rental income for the years 2008 through 2012 are as follows:

(in thousands)
2008	$6,680
2009	4,649
2010	4,461
2011	4,325
2012	4,306
Thereafter	2,409

Total	$26,830

In 1994, the Company entered into a Letter of Intent with Battery Park City Authority (“BPCA”), the EDC and the ESDC to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, the EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. The Company is liable for liquidated damages on a declining scale, currently set at $25.0 million, if it violates terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy, July 7, 1997.

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

The Company and the Board of Trade of the City of New York, Inc. (“NYBOT”) entered into a lease agreement that became effective on November 20, 2002. In accordance with this lease agreement, NYBOT is leasing approximately 13,000 square feet on the COMEX Division trading floor and approximately 45,000 square feet of office space for a ten-year term. The rent commencement date for the trading floor space and office space was July 1, 2003 and May 20, 2003, respectively. In 2007, NYBOT changed its corporate name to ICE Futures U.S., Inc.

In accordance with the DME shareholders agreement, the Company will be required to contribute capital to the joint-venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At December 31, 2007, the Company has contributed a total of $6.5 million.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the NYMEX Exchange Bylaws, in the event NYMEX Exchange permanently terminates all open outcry trading of any NYMEX Division product and instead lists such product for trading only via electronic trading or at least 90% of contract volume of such product shifts to electronic trading, owners of Class A memberships in NYMEX Exchange will receive 10% of the gross revenue attributable to all revenue from the electronic trading of such NYMEX Division product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor), or, if greater, 100% of the revenue from any additional special fee or surcharge applicable to the electronic trading of such NYMEX Division product. This payment will commence at the time of such permanent termination of open outcry trading or such shift of at least 90% of contract volume to electronic trading for such NYMEX Division product.

Financial Guarantees

The Company adopted FIN No. 45, effective January 1, 2003. The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At December 31, 2007, there were total seat loan balances of $3.7 million and securities pledged against the seat loan balances of $4.4 million.

The Company serves a clearinghouse function, standing as a financial intermediary on every open futures and options transaction cleared. Through its clearinghouse, the Company maintains a system of guarantees for performance of obligations owed to buyers and sellers. This system of guarantees is supported by several mechanisms, including margin deposits and guaranty funds posted by clearing members with the Company’s clearinghouse. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in NYMEX Division and COMEX Division contracts and the margin rates then in effect for such contracts. The Company is required, under the CEA, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These clearing deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations.

The Company established additional retail customer protection supported by a commitment of at least $10 million available at all times to promptly reimburse retail customers in the event that their clearing member defaults as a result of a default by another customer where margin funds from the retail customer’s account are used to address the default. Retail customers are defined as those that do not otherwise qualify as “eligible contract participants” under the requirements of the CEA, and are not floor traders or floor brokers on the Exchange or family members of an Exchange floor trader or floor broker who maintains an account at the same clearing firm.

There were no events of default during 2007 and 2006, in any of the above arrangements, in which a liability should be recognized.

NOTE 23. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The nature of the Company’s business gives rise to frequent related party transactions. The majority of the Company’s shareholders, including several members of its board of directors, frequently do business with the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. The Company’s board of directors establishes fees and usage charges and also determines the level of payments under any proprietary fee reduction or other cost reduction programs. Members of the Exchange, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges, such as payment of insurance benefits and fee discounts that enhance their trading opportunities and profits. Members of the Exchange pay fees, which may be substantial, either directly or indirectly, to the Exchange in connection with the services the Company provides. The Company believes the payments made by its directors, nine of whom own Class A memberships in NYMEX Exchange, are on terms no more favorable than terms given to unaffiliated persons.

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

The following are descriptions of material transactions involving the Company and members of its board of directors and officers:

Stephen Ardizzone, a director of the Company, is an executive officer and principal owner of Zone Energy Group, Inc. (“Zone Energy”). Zone Energy was selected by the Company, in 2005, to be a market maker for the NYMEX Brent Crude contract at the Company’s former Dublin branch and was compensated an aggregate amount of approximately $698,000 for their services. In addition, Zone Energy currently leases space from the Company at its corporate headquarters facility.

Anthony George Gero, a director of the Company, is a senior vice president of RBC Dain Rauscher (“RBC Dain”), a securities firm which manages a portfolio of predominantly fixed income securities for the Company. The Company invested assets segregated for the benefit of the MRRP totaling $11.9 million and $13.3 million at December 31, 2007 and 2006, respectively, at RBC Dain. At December 31, 2005, $12.8 million of assets segregated for the benefit of the MRRP were invested in a portfolio of fixed income securities managed by Legg Mason Wood Walker, Inc., a securities firm of which Mr. Gero was a senior investment officer up until December 2, 2005.

Richard Schaeffer, the chairman of the board of the Company, was employed as executive director of Global Energy Futures at ABN AMRO, Inc. (“ABN AMRO”), until April 2006. ABN AMRO currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from ABN AMRO for the period January 1, 2006 through April 30, 2006 was approximately $102,000. The aggregate amount of rent collected from ABN AMRO during 2005 was approximately $307,000.

David Greenberg, a director of the Company until May 10, 2007, is the president of Sterling Commodities Corp. (“Sterling”), a clearing member firm. Sterling currently leases space from the Company at its corporate headquarters facility. The aggregate amount of rent collected from Sterling during 2006 and 2005 was approximately $266,000 and $257,000, respectively. Clearing and transaction fees earned from Sterling for the period January 1, 2007 through April 30, 2007 were approximately $1.3 million, and for the years ended December 31, 2006 and 2005 were approximately $3.9 million and $2.8 million, respectively.

Kevin McDonnell, a director of the Company until May 1, 2006, was selected by NYMEX Europe Limited (“NEL”), a subsidiary of the Company, to be a market maker for its NYMEX Brent Crude contract which was launched on the NEL trading floor in London during 2005. Mr. McDonnell was compensated an amount of approximately $714,000 for his services.

Stanley Meierfeld, a director of the Company until May 1, 2006, is a managing director of the Geldermann division of FC Stone, LLC. FC Stone, LLC currently leases space from the Company at its corporate

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

headquarters facility. The aggregate amount of rent collected from FC Stone, LLC from January 1, 2006 until April 30, 2006 was approximately $138,000 and for the year ended December 31, 2005 was approximately $436,000.

The following table below reflects the member loan balances outstanding and collateral held by the Company on behalf of Exchange members participating in the seat financing program at December 31, (in thousands):

	2007	2006
Loan balance outstanding	$3,711	$7,455
Collateral on deposit	$4,379	$8,797

NOTE 24. PARENT COMPANY ONLY INFORMATION

NYMEX Holdings, Inc., the registrant, only assets are its investments in its wholly-owned subsidiaries, which totaled $925.5 million and $774.9 million at December 31, 2007 and 2006, respectively. The registrant has only one liability, dividends payable to shareholders, which were $1.1 million at December 31, 2007. Net income from these investments on the equity basis of accounting amounted to $224.0 million, $154.8 million and $71.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Other than the dividends payable to shareholders, the registrant has no liabilities, material contingencies or guarantees. During 2007, the registrant received no cash dividends from any of its subsidiaries.

NOTE 25. QUARTERLY FINANCIAL DATA (Unaudited) (in thousands, except per share data):

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	82,902	78,478	83,942	85,647
COMEX Division	9,415	9,457	9,982	12,850

Total	92,317	87,935	93,924	98,497

Summarized financial data
Operating revenues	$164,226	$163,597	$173,200	$172,581
Operating expenses	68,514	66,110	65,138	64,316
Non-operating income and expenses	3,969	(23,472)	2,382	2,377

Income before provision for income taxes	99,681	74,015	110,444	110,642
Provision for income taxes	43,461	32,270	47,870	47,142

Net income	$56,220	$41,745	$62,574	$63,500

Earnings per share
Basic	$0.60	$0.44	$0.66	$0.67

Diluted	$0.59	$0.44	$0.66	$0.67

Common stock prices ¹
High	$140.78	$142.12	$140.07	$135.42
Low	$116.00	$118.36	$113.32	$120.38

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Trading volumes
NYMEX Division	57,242	61,565	75,716	68,216
COMEX Division	9,844	9,767	6,342	6,116

Total	67,086	71,332	82,058	74,332

Summarized financial data
Operating revenues	$111,670	$122,515	$138,294	$124,770
Operating expenses	50,141	53,310	64,115	56,624
Non-operating income and expenses	184	136	1,142	4,398

Income before provision for income taxes	61,713	69,341	75,321	72,544
Provision for income taxes	28,080	31,208	34,597	30,233

Net income	$33,633	$38,133	$40,724	$42,311

Basic and diluted earnings per share	$2.03	$0.44	$0.47	$0.48

Proforma earnings per share retroactively adjusted to reflect the 90,000-for-1 recapitalization on March 14, 2006 (Unaudited):
Basic and diluted earnings per share	$0.44	$0.44	$0.47	$0.48

Common stock prices ¹
High	$—	$—	$—	$150.01
Low	$—	$—	$—	$115.07

1	The common stock prices listed above reflect the prices from when the Company’s common stock first became publicly traded. NYMEX Holdings, Inc. common stock is listed on the New York Stock Exchange under the symbol “NMX” and first traded on November 17, 2006.

NOTE 26. SUBSEQUENT EVENTS

On January 28, 2008, the Company announced that it is engaged in preliminary discussions with CME Group Inc. (“CME Group”) regarding their potential acquisition of the Company. Discussions are in early stages and the transaction remains subject to completion of due diligence, negotiation of terms and execution of a definitive agreement and necessary approvals of, including but not limited to, the boards of directors of both CME Group and the Company. There can be no assurances that any agreement will be reached or that a transaction will be completed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no reports on Form 8-K required to be filed under Item 304 of Regulation S-K during the year ended December 31, 2007.

During the two most recent fiscal years and the subsequent interim period through December 31, 2007, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

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

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NYMEX Holdings, Inc.:

We have audited NYMEX Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NYMEX Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMEX Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York

February 29, 2008

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item will be included in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the headings “Election of Directors” “Executive Officers” and “Corporate Governance,” and is incorporated herein by reference pursuant to General Instruction G(3) of Form 10-K. The Company’s Proxy Statement will be filed within 120 days of the fiscal year end covered by this Form 10-K.

ITEM	11. EXECUTIVE COMPENSATION

The information required under this Item will be included in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the heading “Compensation Discussion and Analysis,” and is incorporated herein by reference pursuant to General Instruction G(3) of Form 10-K. The Company’s Proxy Statement will be filed within 120 days of the fiscal year end covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item, other than the information contained below, will be included in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the heading “Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference pursuant to General Instruction G(3) of Form 10-K. The Company’s Proxy Statement will be filed within 120 days of the fiscal year end covered by this Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding securities authorized for issuance under the Company’s 2006 Omnibus Long-Term Incentive Plan as of December 31, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plan Approved by Security Holders
NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan:
Non-qualified stock options	1,066,850	$62.83	1,534,667
Restricted stock units	140,543	$—	1,238,398
Equity Compensation Plan Not Approved by Security Holders	—		—

Total	1,207,393		2,773,065

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item will be included in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Party Transactions,” and is incorporated herein by reference pursuant to General Instruction G(3) of Form 10-K. The Company’s Proxy Statement will be filed within 120 days of the fiscal year end covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item will be included in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the heading “Fees to Independent Registered Public Accountants,” and is incorporated herein by reference pursuant to General Instruction G(3) of Form 10-K. The Company’s Proxy Statement will be filed within 120 days of the fiscal year end covered by this Form 10-K.

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

EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (file no. 333-140845)).

3.2	By-laws of NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (file no. 333-140845)).

3.3	Amended and Restated Certification of Incorporation of New York Mercantile Exchange, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, dated March 17, 2006).

3.4	Bylaws of New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, dated March 17, 2006).

3.5	Amended and Restated COMEX By-laws (incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

4.1	Form of Common Stock certificate for NYMEX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file no. 333-135800)).

4.2	Note Purchase Agreement among New York Mercantile Exchange and each of the Purchasers listed in Schedule A attached thereto, dated October 15, 1996 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.1	Ground Lease between Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.2	Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.3	NYMEX Holdings, Inc. Executive Deferred Compensation Plan for Key Employees (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4	Network License Order Form between Oracle Corporation and New York Mercantile Exchange accompanying Payment Plan Agreement and Payment Schedule between Oracle Credit Corporation and New York Mercantile Exchange (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.5	Network License Order Form between Oracle Corporation and New York Mercantile Exchange accompanying Payment Schedule between Oracle Credit Corporation and New York Mercantile Exchange and Amendment 1 to the Network License Order Form (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.6	Network License Order Form between Oracle Corporation and New York Mercantile Exchange and accompanying Payment Schedule between Oracle Credit Corporation and New York Mercantile Exchange (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.6.1	Software License and Services Agreement between Oracle Corporation and New York Mercantile Exchange effective January 6, 1995 (incorporated herein by reference to Exhibit 10.8.1 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.7	Smartnet Agreement between Cisco Systems, Inc. and New York Mercantile Exchange dated May 21, 1996 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.8	Network Supported Account Agreement between Cisco Systems, Inc. and New York Mercantile Exchange dated May 21, 1996 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (file no. 333-30332)).

10.9	COMEX Members’ Recognition and Retention Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Samuel H. Gaer (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).

10.10.1	First Amendment to the Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Samuel H. Gaer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 7, 2006).

10.10.1.1	Second Amendment to Employment Agreement of Samuel H. Gaer (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 13, 2006).

10.10.2	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Madeline Boyd (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).

10.10.3	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and Sean Keating (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.10.4	Employment Agreement between NYMEX Holdings, Inc., New York Mercantile Exchange, Inc. and James E. Newsome (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004).

10.10.5	Employment Agreement between NYMEX Holdings, New York Mercantile Exchange, Inc. and Christopher Bowen (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 10, 2006).

10.10.5.1	First Amendment to Employment Agreement of Christopher K. Bowen (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 13, 2006).

10.11	Stock Purchase Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, Gap Coinvestments IV, LLC and GAPCO GmbH & Co. KG (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 18, 2005).

10.11.1	Amendment No. 1 to Stock Purchase Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 15, 2006).

10.11.2	Investor Rights Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 17, 2006).

10.11.3	Registration Rights Agreement by and among NYMEX Holdings, Inc. and General Atlantic Partners 82, L.P., GapStar, LLC, GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 17, 2006).

10.12	Definitive Technology Services Agreement by and between New York Mercantile Exchange, Inc. and Chicago Mercantile Exchange Inc. (“CME”), a wholly owned subsidiary of Chicago Mercantile Exchange Holdings Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006).

10.13	Agreement and Plan of Merger by and among New York Mercantile Exchange, COMEX Acquisition Corp. and Commodity Exchange, Inc., dated January 28, 1994 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (file no. 333-135800)).

10.13.1	Amendment No. 1 to the Agreement and Plan of Merger by and among New York Mercantile Exchange, COMEX Acquisition Corp. and Commodity Exchange, Inc., dated March 25, 1994 (incorporated herein by reference to Exhibit 10.13.1 to the Company’s Registration Statement on Form S-1 (file no. 333-135800)).

10.14	NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file no. 333-145758)).

10.15	COMEX Transaction Agreement, by and among NYMEX Holdings, Inc., the NYMEX Division, the COMEX Division and the Governors Committee of the COMEX Division (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 26, 2006).

10.18	Form of Stock Option Award Notice for Executive Officers with Employment Agreements (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 13, 2006).

10.19	Form of Restricted Stock Unit Award Notice for Executive Officers with Employment Agreements (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated November 13, 2006).

10.20	Form of Stock Option Award Notice for Vice Presidents and Above with No Employment Agreements (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated November 13, 2006).

10.21	Form of Restricted Stock Unit Award Notice for Vice Presidents and Above with No Employment Agreements (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated November 13, 2006).

10.22	Form of Deferred Stock Unit Award Notice for Non-Employee Directors (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated November 13, 2006).

10.23	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 15, 2008).

14.1	Code of Ethics for principal executive officer and senior financial officers (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21.1	Subsidiaries of NYMEX Holdings, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NYMEX Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008

NYMEX Holdings, Inc.

By:	/s/ JAMES E. NEWSOME
James E. Newsome President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of NYMEX Holdings, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD SCHAEFFER Richard Schaeffer	Director and Chairman	February 29, 2008

/s/ THOMAS GORDON Thomas Gordon	Director and Vice Chairman	February 29, 2008

/s/ JAMES E. NEWSOME James E. Newsome	Director, President and Chief Executive Officer	February 29, 2008

/s/ STEPHEN ARDIZZONE Stephen Ardizzone	Director	February 29, 2008

/s/ NEIL CITRONE Neil Citrone	Director	February 29, 2008

/s/ MELVYN FALIS Melvyn Falis	Director	February 29, 2008

/s/ WILLIAM E. FORD William E. Ford	Director	February 29, 2008

/s/ HOWARD GABLER Howard Gabler	Director	February 29, 2008

/s/ ANTHONY GEORGE GERO Anthony George Gero	Director	February 29, 2008

/s/ HARVEY GRALLA Harvey Gralla	Director	February 29, 2008

/s/ WILLIAM MAXWELL William Maxwell	Director	February 29, 2008

/s/ DANIEL RAPPAPORT Daniel Rappaport	Director	February 29, 2008

Signature	Title	Date

/s/ FRANK SICILIANO Frank Siciliano	Director and Treasurer	February 29, 2008

/s/ ROBERT STEELE Robert Steele	Director	February 29, 2008

/s/ DENNIS SUSKIND Dennis Suskind	Director	February 29, 2008

/s/ KENNETH D. SHIFRIN Kenneth D. Shifrin	Chief Financial Officer	February 29, 2008