Form 10-Q
period 2008-03-31
NYMEX HOLDINGS INC
filed 2008-05-12
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number 001-33149

NYMEX Holdings, Inc.

Delaware	13-4098266
(State of Incorporation)	(I.R.S. Employer Identification Number)

One North End Avenue

World Financial Center

New York, New York 10282-1101

(212) 299-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 94,778,510 shares of the registrant’s $0.01 par value common stock were outstanding at May 9, 2008.

PART I: FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	2

	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2008 (Unaudited) and for the year ended December 31, 2007	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	43

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

	Signatures	46

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2008	2007
Operating Revenues
Clearing and transaction fees	$179,051	$138,177
Market data fees	26,213	23,137
Other	3,611	2,912

Total operating revenues	208,875	164,226

Operating Expenses
Direct transaction costs	28,083	24,102
Salaries and employee benefits	19,976	21,038
Occupancy and equipment	5,760	5,943
Depreciation and amortization, net of deferred credit amortization	3,458	3,531
General and administrative	4,621	4,697
Professional services	3,126	4,186
Telecommunications	1,250	1,423
Marketing	1,350	1,933
Other expenses	8,363	1,661

Total operating expenses	75,987	68,514

Operating income	132,888	95,712

Non-Operating Income and Expenses
Investment income, net	3,614	6,707
Interest income from securities lending	7,768	29,406
Interest expense/fees from securities lending	(6,048)	(28,889)
Interest expense	(1,586)	(1,612)
Losses from unconsolidated investments	(2,210)	(1,643)

Total non-operating income and expenses	1,538	3,969

Income before provision for income taxes	134,426	99,681
Provision for income taxes	63,241	43,461

Net income	$71,185	$56,220

Earnings per Share
Basic	$0.75	$0.60

Diluted	$0.75	$0.59

Weighted Average Number of Common Shares Outstanding
Basic	94,780,000	94,450,000

Diluted	94,964,000	94,808,000

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$2,631	$3,296
Collateral from securities lending program	819,618	842,444
Marketable securities, at fair value	554,822	461,142
Clearing and transaction fees receivable, net of allowance for member credits	66,879	38,443
Prepaid expenses	8,628	8,786
Margin deposits and guaranty funds	28,131	170,192
Other current assets	21,208	34,097

Total current assets	1,501,917	1,558,400
Property and equipment, net	176,485	176,471
Goodwill and indefinite-lived intangible asset	307,125	307,125
Long-term investments	161,005	178,036
Other assets	7,077	7,121

Total assets	$2,153,609	$2,227,153

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$20,228	$15,723
Accrued salaries and related liabilities	9,212	17,107
Payable under securities lending program	827,395	847,581
Margin deposits and guaranty funds	28,131	170,192
Income tax payable	47,333	2,704
Other current liabilities	43,492	31,122

Total current liabilities	975,791	1,084,429
Grant for building construction deferred credit	103,485	104,021
Long-term debt	77,464	77,464
Members’ retirement obligation	11,995	12,038
Other liabilities	12,773	23,646

Total liabilities	1,181,508	1,301,598

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 181,909,600 shares authorized, 94,784,988 and 94,769,342 shares issued as of March 31, 2008 and December 31, 2007, respectively; and 93,986,539 and 93,972,289 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	948	948
Additional paid-in capital	832,961	828,227
Retained earnings	135,558	73,851
Accumulated other comprehensive income, net of tax	2,634	22,529

Total stockholders’ equity	972,101	925,555

Total liabilities and stockholders’ equity	$2,153,609	$2,227,153

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2007	94,449,800	$944	$796,585	$(21,823)	$(784)	$774,922
Comprehensive income:
Net income	—	—	—	224,039	—	224,039
Foreign currencies translations	—	—	—	—	385	385
Postretirement benefits, net of deferred income tax of $548	—	—	—	—	773	773
Unrealized gain on available-for-sale securities, net of deferred income taxes of $12,188	—	—	—	—	22,155	22,155

Total comprehensive income						247,352

Dividends declared:
Common stock, $0.10/share on April 30, 2007	—	—	—	(9,445)	—	(9,445)
Common stock, $0.10/share on August 1, 2007	—	—	—	(9,445)	—	(9,445)
Common stock, $0.10/share on September 30, 2007	—	—	—	(9,475)	—	(9,475)
Common stock, $1.06/share on September 30, 2007	—	—	—	(100,000)	—	(100,000)
Share-based compensation amortization	—	—	10,109	—	—	10,109
Direct costs of initial public offering	—	—	(346)	—	—	(346)
Exercise of employee stock options	265,150	3	15,641	—	—	15,644
Issuance of restricted stock and stock units	54,392	1	—	—	—	1
Excess net tax benefit related to share-based compensation	—	—	6,238	—	—	6,238

Balances at December 31, 2007	94,769,342	$948	$828,227	$73,851	$22,529	$925,555

Comprehensive income:
Net income	—	—	—	71,185	—	71,185
Foreign currencies translations, net of deferred income taxes of $74	—	—	—	—	(320)	(320)
Postretirement benefits, net of deferred income tax of $49	—	—	—	—	84	84
Unrealized loss on available-for-sale securities, net of deferred income taxes of $10,755	—	—	—	—	(19,659)	(19,659)

Total comprehensive income						51,290

Dividends declared:
Common stock, $0.10/share on February 1, 2008	—	—	—	(9,478)	—	(9,478)
Share-based compensation amortization	—	—	3,746	—	—	3,746
Exercise of employee stock options	14,250	—	841	—	—	841
Issuance of restricted stock and stock units	1,396	—	—	—	—	—
Excess net tax benefit related to share-based compensation	—	—	147	—	—	147

Balances at March 31, 2008 (Unaudited)	94,784,988	$948	$832,961	$135,558	$2,634	$972,101

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$71,185	$56,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,994	4,067
Deferred grant credits	(661)	(661)
Deferred rental income	(169)	(169)
Deferred rent expense	(48)	(48)
Deferred income taxes	(1,457)	(1,005)
Excess tax benefit associated with exercise of stock options	(147)	—
Allowance for doubtful accounts and credits	158	262
Share-based compensation	3,746	2,304
Other, net	2,337	870
Asset impairment and disposition losses	—	34
Decrease (increase) in operating assets:
Marketable securities	(93,719)	4,037
Clearing and transaction fees receivable	(28,436)	(12,680)
Prepaid expenses	158	638
Margin deposits and guaranty fund assets	142,061	3,627
Other current assets	4,909	(5,335)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	4,505	(2,284)
Accrued salaries and related liabilities	(7,895)	(3,126)
Margin deposits and guaranty fund liabilities	(142,061)	(3,627)
Income tax payable	54,176	30,066
Other current liabilities	12,291	7,595
Other liabilities	(516)	115
Members’ retirement obligation	(43)	(226)

Net cash provided by operating activities	24,368	80,674

Cash flows from investing activities
Maturities and sales of securities lending program investments	579,296	31,077,818
Purchases of securities lending program investments	(559,110)	(30,790,122)
Purchase of long-term investments	(12,658)	(79,850)
Capital expenditures	(4,008)	(2,945)
Decrease (increase) in other assets	44	(141)

Net cash provided by investing activities	3,564	204,760

Cash flows from financing activities
Direct costs of initial public offering	—	(346)
Proceeds from issuance of capital stock under employee stock plan	841	—
Excess tax benefit associated with exercise of stock options	147	—
Decrease in obligation to return collateral under securities lending program	(20,186)	(287,696)
Dividends paid	(9,399)	—

Net cash used in financing activities	(28,597)	(288,042)

Net decrease in cash and cash equivalents	(665)	(2,608)
Cash and cash equivalents, beginning of period	3,296	18,631

Cash and cash equivalents, end of period	$2,631	$16,023

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

Merger Agreement with CME Group Inc.

On March 17, 2008, the Company and CME Group Inc. (“CME Group”) entered into a definitive agreement (the “Merger Agreement”), under which the Company would merge with and into CME Group, with CME Group continuing as the surviving company. Under the terms of the Merger Agreement, shareholders of the Company will receive total consideration equal to 0.1323 shares of CME Group Class A common stock and $36.00 in cash for each share of the Company’s common stock outstanding or, at the election of the Company’s shareholder, can receive either cash or CME Group Class A common stock. Under certain circumstances, if the Merger Agreement is terminated, the Company or CME Group may be required to pay the other a termination fee and other merger-related expenses. The merger is subject to a number of closing conditions, including, but not limited to, (i) approval of the stockholders of the Company, (ii) approval of the stockholders of CME Group of (A) an amendment to CME Group’s Charter and (B) the issuance of CME Group’s shares in connection with the merger, (iii) acceptance of the offer to purchase one hundred percent (100%) of the outstanding Class A memberships in NYMEX Exchange from the holders thereof for an aggregate purchase price not to exceed $500 million, or approximately $612,000 per Class A membership in NYMEX Exchange and approval of an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of NYMEX Exchange, in each case, by holders of at least 75% of the outstanding Class A memberships in NYMEX Exchange, (iv) effectiveness of a Form S-4 registration statement to be filed by CME Group, (v) receipt of certain regulatory approvals and (vi) receipt of an opinion that the merger will be treated as a tax-free reorganization. The terms of certain contracts, employee benefit arrangements and debt agreements have provisions which could result in changes to the terms or settlement amounts upon a change in control of the Company.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principles (“GAAP”). All significant intercompany transactions and balances are eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. The Company follows the equity method of accounting for joint ventures and investments in associated companies in which it holds between 20% and 50% of the voting rights and/or has significant influence. The Company’s equity in the net income and losses of these investments is reported in losses from unconsolidated investments in the accompanying consolidated statements of income. The Company also evaluates its investments in all entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN No. 46R”) to determine if it has primary beneficial interests in any entities deemed to be variable interest entities (“VIEs”). As of March 31, 2008, the Company was not a beneficiary in a VIE. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the periods presented.

Certain changes have been made to the condensed consolidated financial statements as of March 31, 2007 to conform to the current presentation. Beginning December 31, 2007, the Company revised its classification of the net change in its marketable securities portfolio as an operating activity in the consolidated statements of cash flows, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash flows from Certain Securities Acquired for Resale—an amendment of FASB Statement No. 95. Previously, the net change in marketable securities was classified as an investing activity. In addition, the Company has also reclassified interest receivables from marketable securities to other current assets in the condensed consolidated balance sheets as of December 31, 2007 to conform to the current presentation.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the December 31, 2007 audited consolidated financial statements included in its Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS 157-2 to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company will apply the fair value measurement provisions of SFAS No. 157 to its nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 had no impact on retained earnings and resulted in expanded disclosures about the Company’s financial instruments measured at fair value, as discussed in Note 3, “Fair Value Measurements.”

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The Company applied the fair value option on certain time deposits and securities purchased under agreements to resell. The adoption of SFAS No. 159 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will only have an impact on the Company’s financial statements if it is involved in a business combination subsequent to 2008.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Securities Lending

The Company entered into an agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund (see Note 5) to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. Interest expense is paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administrating the transaction. Interest income and interest expense, as well as the fee paid to JPMorgan, are reported in the non-operating income and expenses section on the Company’s consolidated statements of income. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $7.8 million, $5.6 million and $0.4 million, respectively for the first quarter in 2008 compared to $29.4 million, $28.8 million and $0.1 million, respectively for the first quarter in 2007.

At March 31, 2008, the fair value of the invested collateral was $819.6 million, comprised of $799.0 million in corporate debt securities and $20.6 million in other debt securities. The cost of the corporate debt securities was $806.8 million, resulting in a gross unrealized loss of $7.8 million at March 31, 2008. The fair value of the other debt securities at March 31, 2008 approximated its cost. The unrealized losses on the corporate debt securities were due to continued deterioration in the credit markets. The Company does not believe that these unrealized losses are other-than-temporary and, as such, are recorded in accumulated other comprehensive income, net of taxes on the unaudited condensed consolidated balance sheet.

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

At March 31, 2008, the fair value and cost of corporate debt securities with contractual maturities of one year or less was $506.3 million and $510.1 million, respectively. The fair value and cost of corporate debt securities with contractual maturities of more than one year was $292.7 million and $296.7 million, respectively. At March 31, 2008, corporate debt securities in an unrealized loss position for one year or less had a fair value of $600.5 million and an unrealized loss of $4.9 million. Corporate debt securities in an unrealized loss position for more than one year had a fair value of $198.5 million and an unrealized loss of $2.9 million.

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

There were no sales during the first quarter of 2008. Proceeds from the sales of debt securities in this program were $430.6 million for the three months ended March 31, 2007. Realized gains in 2007 were nominal. The change in the net unrealized gain or loss on these available-for-sale securities was not significant for any of the periods presented.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all financial instruments accounted for at fair value. SFAS No. 157 establishes a consistent framework for measuring fair value and expands related disclosures. SFAS No. 157 requires, among other things, the use of valuation techniques that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect market data obtained from sources independent of the Company, while unobservable inputs reflect the Company’s own market assumptions. These two types of inputs create the following fair value hierarchy:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include short-term investments in money market accounts, common equity and U.S. Government and agency securities that are traded in an active market.

•

Level 2—Valuations based on quoted prices in markets that are not active, similar instruments in active markets or based on pricing models for which all significant inputs are observable. The Company’s Level 2 assets include municipal and certain debt securities that trade less frequently than exchange-traded instruments.

•	Level 3—Valuations based on pricing models for which significant inputs are unobservable. The Company’s Level 3 assets primarily include certain corporate debt securities with limited market activity.

If the inputs used to measure the financial assets fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Assets valued based on Level 1 inputs utilize quoted market prices (unadjusted) in active markets. Assets whose fair values are determined by Level 2 inputs are based on pricing models using observable inputs such as similar assets in active markets or other observable inputs such as interest rate curves, reference credit spreads and estimated pre-payment or default rates where applicable. Assets whose values are determined by Level 3 inputs are based on unobservable inputs for the assets and include situations where there is little, if any, market activity for the asset.

The following tables present the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
	(in thousands)
Money market and time deposits	$39,633	$—	$—	$39,633
U.S. government, agency and municipal securities	479,714	35,475	—	515,189

Marketable Securities	519,347	35,475	—	554,822

Equity securities[1]	$159,184	$—	$—	$159,184

Corporate debt securities	—	705,476	93,587	799,063
Other debt securities	20,555	—	—	20,555

Collateral from securities lending program	$20,555	$705,476	$93,587	$819,618

[1]	These equity securities represent a portion of the long-term investments discussed in Note 7.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis.

	Balance as of December 31, 2007	Transfers out of Level 3	Unrealized Losses in Comprehensive Income	Balance as of March 31, 2008	Changes in Unrealized Gains (Losses) in Earnings for Level 3 Assets Still Held at March 31, 2008
	(in thousands)
Corporate debt securities	$159,237	$(64,464)	$(1,186)	$93,587	$—

Transfers out represents existing assets that were previously categorized as a lower level and the inputs to the model became observable during the current period.

NOTE 4.    Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are determined based upon expected billing adjustments. Allowances for member credits were $1.0 million at March 31, 2008 and December 31, 2007. The Company believes the allowances are adequate to cover member credits. The Company also believes the likelihood of incurring material losses due to non-collectibility is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts is maintained for market data accounts receivable to cover potential non-collectible vendor receivables and credit adjustments by the market data vendor customers. This allowance was $536,000 and $404,000 at March 31, 2008 and December 31, 2007, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for market data revenues, net of the allowance, totaled $8.2 million and $10.1 million at March 31, 2008 and December 31, 2007, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

The Company maintains a reserve for non-collectible receivables of other revenues in the amount of $601,000 and $624,000 at March 31, 2008 and December 31, 2007, respectively, to cover potential bad debts and expected credits. Accounts receivable for other revenues, net of the allowance, totaled $305,000 and $226,000 at March 31, 2008 and December 31, 2007, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

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

The Company is also entitled to lend a portion of the clearing members’ securities on deposit held by the Company for margin deposits and guaranty funds to third parties (see Note 2).

The following table sets forth margin deposits and guaranty fund balances held by the Company on behalf of clearing members at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008			December 31, 2007
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$20,522	$40	$20,562	$616	$14,042	$14,658
Securities purchased under agreements to resell	7,569	—	7,569	155,534	—	155,534

Total cash and securities	28,091	40	28,131	156,150	14,042	170,192

Cash and securities earning interest for members
Money market funds	10,971,826	117,220	11,089,046	6,896,885	110,275	7,007,160
U.S. Treasuries	15,417,516	177,445	15,594,961	12,193,040	174,988	12,368,028
Letters of credit	3,170,167	—	3,170,167	2,892,326	—	2,892,326

Total cash and securities	29,559,509	294,665	29,854,174	21,982,251	285,263	22,267,514

Total funds	$29,587,600	$294,705	$29,882,305	$22,138,401	$299,305	$22,437,706

NOTE 6.    Goodwill and Indefinite-Lived Intangible Asset

In 1994, NYMEX Division acquired the equity interests, but not the trading rights and protections, of the owners of COMEX Division memberships. As part of the agreement for this acquisition, a $10 million payment would be made to the owners of COMEX Division memberships in the event the Company consummated an

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial public offering (“Special IPO Payment”). Upon the Company’s successful completion of its initial public offering on November 22, 2006, the Special IPO Payment was made to owners of COMEX Division memberships of record as of November 16, 2006. This payment was considered additional consideration to the original purchase price of the COMEX equity interests and, therefore, was recorded as additional goodwill on the Company’s condensed consolidated balance sheets. Goodwill amounted to $26.3 million at March 31, 2008 and December 31, 2007.

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

NOTE 7.    Long-Term Investments

Long-term investments are comprised principally of the Company’s investments in DME Holdings, Montréal Exchange, Optionable and IMAREX as described below:

In June 2005, the Company and Tatweer Dubai LLC (“Tatweer”), a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”) was incorporated as a limited company under the laws of Bermuda. DME Holdings is the indirect owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. On June 1, 2007, DME commenced offering sour crude and fuel oil products for trading. DME is regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At March 31, 2008, the Company’s capital contributions made to the joint venture totaled $8.0 million.

In May 2007, DME Holdings entered into a shareholders agreement with the Oman Investment Fund (the “Shareholders Agreement”) to ultimately sell a 31.58% equity interest in DME Holdings. In conjunction with this agreement, the Company and Tatweer loaned $13.7 million each to DME Holdings in order to meet the financial resource requirements of the regulatory authorities. Upon the consummation of the restructuring of the investment pursuant to the Shareholders Agreement, the Company will ultimately own a 32.5% economic interest and a 34.21% voting interest in DME Holdings; the DME has begun implementing a plan to provide equity participation to market makers and other market participants which may result in further dilution of the Company’s economic interest. Upon consummation of the Shareholders Agreement, the Company reevaluated its investment in DME under FIN No. 46R and determined that DME was no longer a VIE as it meets the business scope exception. For the three months ended March 31, 2008 and 2007, the Company incurred losses, attributable to its investment, of approximately $2.1 million and $1.6 million, respectively. These losses are recorded in losses from unconsolidated investments on the condensed consolidated statements of income. As of March 31, 2008, DME repaid the Company approximately $6.4 million of the outstanding loan balance, including interest.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 13, 2007, the Company entered into a Private Placement Subscription Agreement with Bourse de Montréal, Inc., a Canadian corporation (“Montréal Exchange”) whereby the Company purchased approximately 3.1 million common shares of Montréal Exchange for approximately $78 million in cash. The shares purchased represented approximately 10% of the total outstanding shares of Montréal Exchange immediately after the execution of the Private Placement Subscription Agreement, which was consummated on March 23, 2007. The Company accounts for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of Montréal Exchange. Subsequently, on March 27, 2007, Montréal Exchange commenced trading on the Toronto Stock Exchange under the symbol “MXX.” Following the public offering of the Montréal Exchange, the Company reports its investment in Montréal Exchange as available-for-sale in accordance with SFAS No. 115. On February 13, 2008, the shareholders of Montréal Exchange approved a business combination with TSX Group Inc. to create a new integrated exchange group. On May 1, 2008, this combination was completed and the Company, in turn, received approximately $49.5 million in cash and 1.4 million shares of the new integrated exchange group’s common stock valued at approximately $63.1 million on such date. At March 31, 2008, the fair value of the securities of Montréal Exchange was approximately $100.2 million.

In April 2007, the Company entered into a Stock and Warrant Purchase Agreement with Optionable, Inc. (“Optionable”), an energy derivatives broker, whereby the Company purchased 19% of Optionable’s outstanding common shares on a fully diluted basis for approximately $28.9 million in cash. The warrant entitles the Company to purchase from Optionable common shares so as to increase the Company’s ownership to an amount not to exceed 40% of Optionable’s outstanding common shares on a fully diluted basis. The shares of Optionable are considered available-for-sale securities in accordance with SFAS No. 115. Following a precipitous fall in Optionable’s stock price during May 2007 due to the loss of a major customer and resignation of its chief executive officer, among other matters, the Company evaluated its investment in Optionable for other-than-temporary impairment. In evaluating this investment, the Company took into consideration the severity of the stock price decline, the expected period of time necessary for a recovery to occur and the Company’s ability to retain its investment during the period anticipated for recovery in fair value, if any. In analyzing Optionable’s financial condition and following the guidance in SFAS No. 115 and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company determined the impairment in its Optionable investment as other-than-temporary and recorded a pre-tax charge of approximately $26 million in June 2007. At March 31, 2008, the fair value of the securities was approximately $0.5 million.

In November 2007, the Company acquired approximately 15% of IMAREX ASA (“IMAREX”) for $52 million in cash. Subsequent acquisitions of IMAREX shares, for $2 million in cash, brought the Company’s total ownership to approximately 16% at December 31, 2007. In February 2008, the Company participated in a private placement of shares newly issued by IMAREX (in connection with IMAREX’s acquisition of Spectron Group plc) for approximately $11 million in cash, following which the Company’s ownership in IMAREX increased to approximately 18%. In March 2008, IMAREX consummated a further offering of its shares, in which the Company did not participate, resulting in a decrease of the Company’s total ownership in IMAREX to approximately 15%. IMAREX, headquartered in Oslo, Norway, operates a hybrid model of electronic trading and voice brokerage and offers research, transaction and settlement services for financial derivatives based on oceangoing freight, airborne emissions, farmed salmon, electric power and heavy fuel oil. The shares of IMAREX are reported as available-for-sale securities in accordance with SFAS No. 115. At March 31, 2008, the fair value of the securities was approximately $58.4 million.

NOTE 8.    Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the Company’s headquarters facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At March 31, 2008 and December 31, 2007, the notes payable balance, including the current portion, was $80.3 million.

NOTE 9.    Earnings per Share

The calculation of earnings per common share for the period ended March 31, 2008 and 2007 is as follows (in thousands, except for share data):

	Three Months Ended March 31,
	2008	2007
Net income	$71,185	$56,220

Weighted average common shares outstanding:
Basic	94,780,000	94,450,000
Effect of stock options	146,000	293,000
Effect of restricted stock units	38,000	65,000

Diluted	94,964,000	94,808,000

Earnings per Share:
Basic	$0.75	$0.60
Diluted	$0.75	$0.59

NOTE 10.    Members’ Retirement Plan and Benefits

The Company maintains a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (“MRRP”). This plan provides benefits to certain members of the COMEX Division based on long-term membership, and participation is limited to individuals who were COMEX Division members prior to the Company’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of the acquisition. The annual benefit payments are $12,500 ($2,000 for options members) for ten years for vested participants. Under the terms of the COMEX MRRP, the Company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. The Company funded the plan with a contribution of $800,000 in 2007 and expects to do so again in 2008. Based on continued funding of $800,000 per year, and certain actuarial assumptions, the Company expects the plan to be fully funded in 2019. The annual contribution may be reduced if actuarial assumptions indicate that full funding can be achieved without making the entire funding contributions indicated above. Corporate contributions are charged against current operations. All benefits to be paid under the COMEX MRRP shall be based upon reasonable actuarial assumptions which, in turn, are based upon the amounts that are available and are expected to be available to pay benefits, except that the benefits paid to any individual will not exceed the amounts stated above. Quarterly distributions from the COMEX MRRP began in the second quarter of 2002. Subject to the foregoing, the board of directors of the Company reserves the right to amend or terminate the COMEX MRRP upon an affirmative vote of 60% of the eligible COMEX Division plan participants.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Direct Transaction Costs

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

In 2006, NYMEX Exchange entered into a definitive technology services agreement (the “CME Agreement”) with CME, a wholly-owned subsidiary of CME Group, to become the exclusive electronic trading service provider for NYMEX Exchange’s energy futures and options contracts and for metals products listed on its COMEX Division. The CME Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the CME Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the CME Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater. In addition, pursuant to the CME Agreement, if the Company acquires or merges with an entity, that at the time of such acquisition or merger, operates a trading execution system for futures or futures options products (or off-exchange look-alike versions of such products), electronic trading of such products shall be transitioned to the CME Globex® electronic trading platform (“CME Globex”) within two years.

For the three months ended March 31, 2008 and 2007, the Company incurred fees of $17.0 million and $12.3 million, respectively, under the terms of the CME Agreement, which are included in direct transaction costs on the consolidated statements of income.

NOTE 12.    Pension and Other Benefit Plans

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

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At March 31, 2008 and December 31, 2007, deferred compensation amounted to $2.9 million and $2.8 million, respectively, and is included in accrued salaries and related liabilities on the condensed consolidated balance sheets.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postemployment Plan

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at March 31, 2008 and December 31, 2007 were $0.3 million and $0.8 million, respectively.

Postretirement Plan

The Company’s postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and health care cost trend rate. Material changes in its postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in the level of benefits provided. The Company provides certain health care and life insurance benefit plans for qualifying retired employees. Substantially all of the Company’s employees may become eligible for these benefits if they reach specified age and years of service criteria while working for the Company. The benefits are provided through certain insurance companies. The Company expects to fund its share of such benefit costs principally on a pay-as-you-go basis. Accrued postretirement benefit costs are included in other non-current liabilities on the condensed consolidated balance sheets.

The net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first quarter of 2008 and 2007 included the following components (in thousands):

	Three Months Ended March 31,
	2008	2007
Service costs	$90	$110
Interest costs	102	108
Amortization of prior service costs	(11)	(14)
Amortization of net loss	—	16

Total net period postretirement benefit cost	$181	$220

NOTE 13.    Lease Termination Costs

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the activity related to the various London exchange lease terminations in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

	Lease Termination Costs		Lease Termination Costs
Total expected to be incurred	$3,426	Liability at January 1, 2008	$878

Charges incurred in 2006	$3,426	Charges	—
Charges incurred in 2007	—	Payments	(40)
Charges incurred in 2008	—

Cumulative charges incurred as of March 31, 2008	$3,426	Liability at March 31, 2008	$838

NOTE 14.    Common Stock

At March 31, 2008, the composition of common stock was as follows:

	Authorized¹	Issued	Outstanding²
Common Stock[3]	101,984,800	22,069,288	22,060,439
Series A-1 Common Stock	24,480,000	19,806,000	19,806,000
Series A-2 Common Stock	24,480,000	23,310,000	23,310,000
Series A-3 Common Stock	24,480,000	23,411,000	23,411,000
Series B-1 Common Stock	2,161,600	1,974,000	1,974,000
Series B-2 Common Stock	2,161,600	2,099,300	2,099,300
Series B-3 Common Stock	2,161,600	2,115,400	1,325,800

	181,909,600	94,784,988	93,986,539

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

[2]

Series B-1, Series B-2 and Series B-3 Common Stock were issued as consideration for the trading rights the Company acquired from the owners of COMEX Division memberships (see Note 6). In accordance with the terms of the agreement, each of the 772 owners of COMEX Division memberships was to receive 8,400 shares of the Company’s common stock (2,800 Series B-1, 2,800 Series B-2, and 2,800 Series B-3 shares) and was able to individually elect the timing of the receipt of those shares. The election choices included the receipt of: (i) all shares on the date the agreement was consummated (November 20, 2006); (ii) all shares on January 2, 2007; or (iii) in one-third increments on the 180th, 360th and 540th day following the date the Company’s Registration Statement on Form S-1, as filed with the SEC, became effective (November 16, 2006). As a result of the election by the 772 owners of COMEX Division memberships: 204 elected to receive their shares, totaling 1,713,600 shares, on November 20, 2006; 286 elected to receive their shares, totaling 2,402,400 shares, on January 2, 2007; and 282 elected to receive their shares, totaling 2,368,800 shares, in one-third increments as described above.

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

NOTE 15.    Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash paid for:
Interest	$5,619	$28,750

Income taxes	$7,800	$14,400

Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	$(29,797)	$33,437

NOTE 16.    Share-Based Compensation

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

On January 9, 2008, the Company granted to its employees 376,100 NQSOs and 49,100 RSUs. The Company follows fair value accounting for share-based compensation as required under SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires recognition of compensation costs related to share-based payments over the period that an employee provides services in exchange for the award. The fair value of the NQSOs awards granted on January 9, 2008 was based on the Black-Scholes option-pricing model using the following assumptions:

For the three months ended March 31, 2008:
Risk-free interest rate	3.08%
Expected volatility	34.69%
Expected option life	4.5 years
Dividend yield	0.3%
Weighted-average grant-date fair value	$37.83

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

Share-based compensation expense was approximately $3.7 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively, and is recorded in salaries and employee benefits on the condensed consolidated statements of income.

SFAS No. 123R additionally requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. The Company applied the forfeiture rate to the unvested portion of the NQSOs valuation and performed a true-up for the actual forfeited amount of the valuation on a quarterly basis. As of March 31, 2008, the current forfeiture rate for the non-vested NQSOs and RSUs was 8.7% and 11.6%, respectively, as compared to 9.8% and 12.3%, respectively, at December 31, 2007.

The following table summarizes the changes in NQSOs activities under the 2006 LTIP for the three months ended March 31, 2008:

	Shares (in thousands)	Weighted average exercise price
Outstanding at the beginning of the period	1,066.8	$62.83
Granted	376.1	118.97
Exercised	14.2	59.00
Forfeited or expired	1.5	59.00

Outstanding at the end of the period	1,427.2	$77.67

Exercisable at the end of the period	44.9	59.00

The following table summarizes the changes in RSUs under the 2006 LTIP for the three months ended March 31, 2008:

	Shares	Weighted average Grant-Date Fair Value
	(in thousands)
Nonvested at the beginning of the period	140.5	$8,783.7
Granted	49.1	5,841.4
Vested	1.4	169.0
Forfeited or expired	0.7	48.8

Nonvested at the end of the period	187.5	$14,407.3

At March 31, 2008, there was $43.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 LTIP. This cost is expected to be recognized over the future vesting period.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Segment Reporting

The Company considers operating results for two business segments: Open Outcry and Electronic Trading and Clearing. Open Outcry is the trading and clearing of NYMEX Division and COMEX Division futures and options contracts on the trading floors of the Exchange. Electronic Trading and Clearing consists of NYMEX ClearPort® Trading and NYMEX ClearPort® Clearing and trading on the CME Globex. The Company reports revenue on a segment basis. Total revenues presented for each segment include clearing and transaction fees related to such segment and a pro rated portion of market data fees. Other revenues are attributed entirely to Open Outcry. Direct transaction costs are allocated directly to the segment they are incurred for. Depreciation and amortization and other operating expenses are allocated directly to the segment they pertain to, where practicable, with the balance of these expenses allocated based on the proportion of operating revenues, net of direct transaction costs, attributed to each segment. Non-operating income and expenses, as well as expenses incurred in connection with the Merger Agreement, are allocated entirely to Corporate/Other.

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended March 31, 2008
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$49,018	$159,857	$—	$208,875
Direct transaction costs	333	27,750	—	28,083
Depreciation and amortization	1,628	1,830	—	3,458
Other operating expenses	15,184	21,087	8,175	44,446

Operating income (loss)	31,873	109,190	(8,175)	132,888
Non-operating income	—	—	1,538	1,538

Income (loss) before provision (benefit) for income taxes	31,873	109,190	(6,637)	134,426
Provision (benefit) for income taxes	14,301	48,994	(54)	63,241

Net income (loss)	$17,572	$60,196	$(6,583)	$71,185

	Three Months Ended March 31, 2007
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$46,128	$118,098	$—	$164,226
Direct transaction costs	—	24,102	—	24,102
Depreciation and amortization	1,826	1,705	—	3,531
Other operating expenses	20,052	20,829	—	40,881

Operating income	24,250	71,462	—	95,712
Non-operating income	—	—	3,969	3,969

Income before provision for income taxes	24,250	71,462	3,969	99,681
Provision for income taxes	10,670	31,443	1,348	43,461

Net income	$13,580	$40,019	$2,621	$56,220

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Income Taxes

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state or federal tax authorities or impacts from enacted tax law changes. The Company identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

The Company has unrecognized tax benefits, including interest, of approximately $3.5 million, net of federal tax effect, as of March 31, 2008. The Company believes that changes in the unrecognized tax benefits due to possible settlements are unlikely in the next 12 months. The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN No. 48. The total amount of interest related to tax uncertainties recognized in the consolidated statements of income for the period ended March 31, 2008 was $0.1 million. The earliest tax year open to examination by the Internal Revenue Service and the other tax jurisdictions in which the Company files a tax return is 2003.

NOTE 19.    Commitments and Contingencies

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of March 31, 2008, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$7,739	$4,909	$59,182	$80,281
Long-term debt interest	6,205	5,994	5,783	5,573	4,980	31,233	59,768
Services agreements¹	7,760	10,295	11,571	30,948	—	—	60,574
Operating leases—facilities	2,253	3,027	3,306	3,585	2,051	136	14,358
Operating leases—equipment	1,677	1,408	540	—	—	—	3,625
Other long-term obligations	973	1,041	967	800	800	5,247	9,828

Total contractual obligations	$21,685	$24,582	$24,984	$48,645	$12,740	$95,798	$228,434

¹	Services agreements include required minimum payments in accordance with the CME Agreement (see Note 11 to the condensed consolidated financial statements). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for remaining payments through year five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation remaining through year five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously disclosed in Note 18, the Company has $3.5 million of unrecognized tax benefits as of March 31, 2008. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2008 through 2069. For each of the three months ended March 31, 2008 and 2007, rental expense for facilities and the land lease amounted to $0.6 million. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. For the three months ended March 31, 2008 and 2007, rents collected from these leases were $2.3 million and $2.1 million, respectively and are recorded in other revenue on the condensed consolidated statements of income. Future minimum rental income for the years 2008 through 2012 are as follows:

(in thousands)
2008	$5,010
2009	4,649
2010	4,461
2011	4,325
2012	4,306
Thereafter	2,409

Total	$25,160

In 1994, the Company entered into a Letter of Intent with Battery Park City Authority (“BPCA”), the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”) to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, the EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. The Company is liable for liquidated damages on a declining scale, currently set at $25.0 million, if it violates terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy, July 7, 1997.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the DME shareholders agreement, the Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At March 31, 2008, the Company had contributed a total of $8.0 million.

Section 311(G) of the Bylaws of NYMEX Exchange provides for a revenue sharing arrangement with the owners of Class A memberships in NYMEX Exchange in the event that either: (i) NYMEX Exchange determines to terminate permanently all open outcry floor trading for a specified list of products on the NYMEX Exchange and instead lists such products for electronic trading only; or (ii) a “shift” occurs whereby at least 90% of the contract volume of such NYMEX Exchange product results from electronic trading. Once triggered for a particular product, the obligation under the revenue sharing arrangement consists of the greater of the following amounts: (i) 10% of the gross NYMEX Exchange revenues attributable to all revenue from the electronic trading of such applicable NYMEX Exchange product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor); or 100% of the revenue from any additional special fee or surcharge that may be imposed by NYMEX Exchange on the transaction fees applicable to the electronic trading of such applicable NYMEX Exchange product. Once triggered, Bylaw Section 311(G) requires this revenue stream continue in perpetuity or until NYMEX Exchange no longer lists such product for electronic trading. NYMEX Exchange has determined that a “shift” will have occurred for any applicable NYMEX Exchange product following the end of two consecutive fiscal quarters in which, during each quarter, the average quarterly electronic trading volume has equaled or exceeded 90% of the contract volume in such product. Thereafter, revenues that are generated from the electronic trading of such product will begin to accrue and will be paid to the owners of Class A memberships in NYMEX Exchange on a quarterly basis consistent with the financial reporting schedule of NYMEX Holdings. In accordance with the NYMEX Exchange Bylaws, such determination may be subject to challenge by owners of Class A memberships in NYMEX Exchange through an arbitration.

Financial Guarantees

The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At March 31, 2008, there were total seat loan balances of $3.3 million and securities pledged against the seat loan balances of $3.9 million.

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

There were no events of default as of March 31, 2008 and December 31, 2007, in any of the above arrangements, in which a liability should be recognized.

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

Set forth below is a description of material litigation to which the Company is a party, as of March 31, 2008. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

On January 16, 2008, NYMEX Exchange filed its Petition for a Writ of Certiorari with the United States Supreme Court. ICE filed its Brief in Opposition on February 12, 2008. NYMEX Exchange filed its Reply Brief on February 25, 2008. On March 17, 2008, the United States Supreme Court denied NYMEX Exchange’s Petition for a Writ of Certiorari. This matter is now concluded.

Cataldo J. Capozza v. NYMEX Holdings, Inc., et al. On March 17, 2008, Cataldo J. Capozza, a NYMEX Holdings shareholder and a former Class A member of NYMEX Exchange commenced a putative class action in the Delaware Court of Chancery, on behalf of himself and all other NYMEX Holdings shareholders, against NYMEX Holdings, the members of its board of directors and CME Group. The complaint, which seeks to enjoin the Company’s merger with CME Group, alleges, among other things, that the directors breached their fiduciary duties to NYMEX Holdings’ shareholders by attempting to sell the Company for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that CME Group aided and abetted such breaches. On April 21, 2008, the NYMEX Holdings and its directors moved to dismiss the complaint and to stay all discovery pending the disposition of the motion to dismiss. This matter is ongoing.

Polly Winters v. NYMEX Holdings, Inc., et al., and Joan Haedrich v. NYMEX Holdings, Inc., et al. On April 14 and 15, 2008, respectively, two additional putative class actions were commenced in the Delaware Court of Chancery by Polly Winters and Joan Haedrich, both NYMEX Holdings shareholders, on behalf of themselves and all other NYMEX Holdings shareholders, against NYMEX Holdings, the members of its board of directors and CME Group. The Winters and Haedrich complaints contain allegations virtually identical to those in the Capozza action (discussed above). NYMEX Holdings and its directors have not yet responded to the Winters and Haedrich complaints. These matters are ongoing.

NOTE 20.    Subsequent Event

On May 1, 2008, the Company announced that its board of directors approved a quarterly dividend of $0.10 per common share to stockholders of record as of June 6, 2008 that will be payable on June 27, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company provides facilities to buy, sell and clear energy, precious and base metals, soft and other commodities for future delivery under rules intended to protect the interests of market participants. The Company provides liquid marketplaces where physical commodity market participants can manage future price risk and, through the Company’s clearing operations, mitigate counterparty credit risk. Through real-time and delayed dissemination of its transaction prices, the Company provides price discovery and transparency to market participants. In order to enhance its markets and provide market participants additional mechanisms to manage risk, the Company continuously offers new products, distribution services and clearing services. The Company does not own commodities, trade for its own account, or otherwise engage in market activities.

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

The Company provides trade-clearing services for all transactions executed through its floor trading operations and its NYMEX ClearPort® Trading electronic trading platform, and for all Company product transactions executed on the CME Globex® electronic trading platform (“CME Globex”). In addition, through NYMEX ClearPort® Clearing, an over-the-counter (“OTC”) clearing initiative, the Company alleviates some of the credit issues in the marketplace by providing the usage of the Company’s clearing operations to offer market participants the advantages of reducing costs and permitting futures and OTC positions to be offset. This initiative permits market participants to negotiate bilateral trades in the OTC market, which are then transferred to the Company’s division as futures contracts for clearing.

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

Recent Developments

On March 6, 2008, NYMEX Holdings and LCH.Clearnet Ltd announced that they have signed a Heads of Terms to introduce a broad range of global energy products. This alliance is intended to deliver improved capital and operational efficiencies through wider execution capabilities, broader credit intermediation and margining benefits for customers and market participants. Under the terms of the arrangement, the Company will offer a new and distinct slate of OTC and futures products for clearing through LCH.Clearnet. The initial slate will encompass the global benchmark oil contracts, including WTI, Brent and Gasoil, as well as key natural gas and electricity contracts. The contracts are expected to begin trading and clearing in mid-2008, pending regulatory approval.

On March 17, 2008, the Company and CME Group Inc. (“CME Group”) entered into a definitive agreement (the “Merger Agreement”), under which the Company would merge with and into CME Group, with CME Group continuing as the surviving company (see Note 1 to the unaudited condensed consolidated financial statements). The merger is subject to a number of closing conditions, including, but not limited to, (i) approval of the stockholders of the Company, (ii) approval of the stockholders of CME Group of (A) an amendment to CME Group’s Charter and (B) the issuance of CME Group’s shares in connection with the merger, (iii) acceptance of the offer to purchase one hundred percent (100%) of the outstanding Class A memberships in NYMEX Exchange from the holders thereof for an aggregate purchase price not to exceed $500 million, or approximately $612,000 per Class A membership in NYMEX Exchange and approval of an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of NYMEX Exchange, in each case, by holders of at least 75% of the outstanding Class A memberships in NYMEX Exchange, (iv) effectiveness of a Form S-4 registration statement to be filed by CME Group, (v) receipt of certain regulatory approvals and (vi) receipt of an opinion that the merger will be treated as a tax-free reorganization. The Company has incurred $7.9 million of merger-related expenses, of which approximately $6.7 million are considered non-deductible for income tax purposes. These expenses consist primarily of professional fees and are recorded in “Other expenses” in the condensed consolidated statements of income. Certain numbers and percentages in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented excluding these merger-related expenses and are considered non-GAAP (generally accepted accounting principles) financial data. The Company believes that this non-GAAP financial data is useful to assist investors in gaining an understanding of the trends and operating results of the Company’s business. This non-GAAP financial data should be viewed in addition to, and not in lieu of, the Company’s reported results under U.S. GAAP.

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating its financial performance, the Company reviews results from operations, which excludes non-operating charges. Pro-forma earnings per share is a non-GAAP performance measure, but the Company believes that it is useful to assist investors in gaining an understanding of the trends and operating results for its core business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of, the reported results under U.S. GAAP. The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented (in thousands):

	U.S. GAAP Three Months Ended March 31, 2008	Adjustments[1]	Pro-Forma Three Months Ended March 31, 2008
Operating income	$132,888	$7,925	$140,813
Non-operating income	1,538	—	1,538

Income before provision for income taxes	134,426	7,925	142,351
Provision for income taxes	63,241	520	63,761

Net income	$71,185	$7,405	$78,590

Earnings per Share:
Basic	$0.75	$0.08	$0.83
Diluted	$0.75	$0.08	$0.83

¹	These adjustments are related to the merger-related expenses incurred in connection with the proposed merger with CME Group as discussed above in the “Recent Developments” section.

Note Regarding Forward-Looking Statements

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2007 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company as of the date hereof, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to the trading and clearing of contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; the Company’s ability to obtain the required approvals and to satisfy the closing conditions for the Company’s proposed merger with CME Group and the Company’s ability to realize the benefits and control the costs of the proposed transaction; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Results of Operations

Net income for the three months ended March 31, 2008 was $71.2 million, an increase of $15.0 million or 27% compared to the same period last year. This increase was the result of operating revenues increasing by

$44.6 million, which was partially offset by increases in operating expenses and income taxes of $7.5 million and $19.8 million, respectively. Additionally, non-operating income decreased $2.4 million compared to the prior year period. Excluding merger-related costs, net income for the three months ended March 31, 2008 was $78.6 million or $0.83 per share on a diluted basis.

The increase in operating revenues was due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes. The increase in operating expenses was due primarily to the $7.9 million of merger-related expenses for legal and advisory services related to the Merger Agreement. Direct transaction costs, which are directly associated with higher clearing and transaction volume, increased by $4.0 million. This increase was offset by a decrease in all other expense categories, particularly salaries and employee benefits and professional services which declined $1.1 million each. The decrease in non-operating income was due primarily to a change in the asset type that comprises the Company’s investment portfolio.

Volumes

Provided below is a summary of total volume traded and/or cleared and open interest on the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented excludes contracts cleared through NYMEX ClearPort® Clearing. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. Trading and clearing volumes include futures settlement and options exercise transactions, as well as cash settlement transactions for contracts cleared on NYMEX ClearPort® Clearing, for which transaction fees are assessed. Open interest represents the number of contracts at March 31, 2008 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled in cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

For the three months ended March 31, 2008, the volume of futures and options contracts traded and cleared on the NYMEX Division was 69.6 million contracts, an increase of 10.2 million contracts or 17%, compared to 59.4 million contracts for the same period last year. Futures contract volume was 56.7 million contracts, an increase of 7.8 million contracts or 16%, compared to 48.9 million contracts for the same period last year. Options contract volume was 12.9 million contracts, an increase of 2.4 million contracts or 23%, compared to 10.5 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s energy futures and options products:

NYMEX Division Contracts Traded and Cleared

For the Quarter Ended March 31,

(in thousands)

	2008			2007
	Futures	Options	Total	Futures	Options	Total
Crude oil	35,597	9,816	45,413	32,130	8,020	40,150
Natural gas	10,011	2,538	12,549	7,763	2,097	9,860
Heating oil	5,051	233	5,284	4,577	184	4,761
Gasoline	5,595	259	5,854	4,181	191	4,372
Other	448	25	473	214	—	214

Total	56,702	12,871	69,573	48,865	10,492	59,357

NYMEX Division Contracts Open Interests

At March 31,

(in thousands)

	2008			2007
	Futures	Options	Total	Futures	Options	Total
Crude oil	1,606	4,928	6,534	1,423	3,785	5,208
Natural gas	868	1,015	1,883	746	1,456	2,202
Heating oil	225	84	309	209	49	258
Gasoline	239	122	361	167	86	253
Other	34	1	35	27	—	27

Total	2,972	6,150	9,122	2,572	5,376	7,948

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division for the three-month period ended March 31, 2008 was due primarily to the following factors:

•	Continued strong global demand for crude oil, natural gas, heating oil and gasoline;

•	Global economic uncertainty combined with a weak U.S. dollar impacted both oil prices as well as volatility of prices and volumes;

•	Unrest in Nigeria and other oil producing countries in Africa and the Middle East heightened concerns over the reliability of oil exports from such countries;

•	A steady increase in the price of gasoline due to uncertainty surrounding refinery capacity as driving season in the U.S. approaches;

•	A steady increase in demand for natural gas due to moderately colder winter temperatures as compared to last year; and

•	Increased acceptance and accessibility of electronic trading.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

COMEX Division

For the three months ended March 31, 2008, the volume of futures and options contracts traded and cleared on the COMEX Division was 16.3 million contracts, an increase of 6.9 million contracts or 74%, compared to 9.4 million contracts for the same period last year. Futures contract volume was 14.5 million contracts, an increase of 6.4 million contracts or 79%, compared to 8.1 million contracts for the same period last year. Options contract volume was 1.8 million contracts, an increase of 0.5 million contracts or 40%, compared to 1.3 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products:

COMEX Division Contracts Traded and Cleared

For the Quarter Ended March 31,

(in thousands)

	2008			2007
	Futures	Options	Total	Futures	Options	Total
Gold	10,748	1,287	12,035	5,759	1,022	6,781
Silver	2,634	552	3,186	1,467	289	1,756
High grade copper	1,116	10	1,126	868	9	877
Aluminum	—	—	—	1	—	1

Total	14,498	1,849	16,347	8,095	1,320	9,415

COMEX Division Contracts Open Interests

At March 31,

(in thousands)

	2008			2007
	Futures	Options	Total	Futures	Options	Total
Gold	406	417	823	342	322	664
Silver	147	162	309	111	111	222
High grade copper	100	3	103	76	4	80

Total	653	582	1,235	529	437	966

The Company believes the increases in futures and options metals contracts traded and cleared on the COMEX Division for the three-month period ended March 31, 2008 were due primarily to the following factors:

•	Increased inflation;

•	A weakened U.S. currency compared to other international currencies;

•	An increase in the volatility of all metals;

•	A decrease in copper inventories;

•	An increase in precious metals inventories; and

•	An increase in price levels for all metals, particularly gold.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

NYMEX ClearPort® Clearing

For the three months ended March 31, 2008, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 28.2 million contracts, an increase of 4.7 million contracts or 20%, compared to 23.5 million contracts for the same period last year. Futures contract volume was 18.1 million contracts, an increase of 4.0 million contracts or 28%, compared to 14.1 million contracts for the same period last year. Options contract volume was 10.1 million contracts, an increase of 0.7 million contracts or 7%, compared to 9.4 million contracts for the same period last year.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing:

NYMEX ClearPort® Clearing Contracts

For the Quarter Ended March 31,

(in thousands)

	2008			2007
	Futures	Options	Total	Futures	Options	Total
Natural gas	16,187	7,706	23,893	13,441	8,589	22,030
Electricity	119	96	215	162	95	257
Petroleum	1,759	2,286	4,045	496	735	1,231
Coal	45	—	45	26	—	26
Other	10	7	17	1	—	1

Total	18,120	10,095	28,215	14,126	9,419	23,545

NYMEX ClearPort® Clearing Open Interests

At March 31,

(in thousands)

	2008			2007
	Futures	Options	Total	Futures	Options	Total
Natural gas	7,276	5,848	13,124	6,249	5,080	11,329
Electricity	189	168	357	222	126	348
Petroleum	430	1,756	2,186	337	761	1,098
Coal	15	—	15	11	—	11
Other	12	—	12	3	—	3

Total	7,922	7,772	15,694	6,822	5,967	12,789

The Company believes that the continued growth of NYMEX ClearPort® Clearing was due, in part, to traditional over-the-counter market participants seeking credit risk mitigation provided by the Company’s clearinghouse for off-exchange trade execution activities. Particularly, natural gas contracts comprise a significant majority of the total number of NYMEX ClearPort® Clearing products offered. As such, the Company believes that its total NYMEX ClearPort® Clearing volume will be directly affected by the volatility and direction of the natural gas markets.

Operating Revenues

The components of operating revenues, as well as dollar and percentage changes, are as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2008	2007	2008 v 2007
Clearing and transaction fees	$179,051	$138,177	$40,874	30%
Market data fees	26,213	23,137	3,076	13%
Other	3,611	2,912	699	24%

	$208,875	$164,226	$44,649	27%

Clearing and Transaction Fees

The increase for the three months ended March 31, 2008 was due principally to higher levels of electronic volume from the Company’s products traded on CME Globex. The total volume of contracts traded and/or cleared was 114.1 million contracts, an increase of 24% compared to 92.3 million contracts in the same period last year. Average daily volume was 1.871 million contracts for the three months ended March 31, 2008, a 24% increase compared to 1.513 million contracts in the prior year period. Additionally, the gross average rate per contract increased to $1.57 from $1.50 for the same period last year, driven primarily by a fee increase that went into effect on January 1, 2008 as well as increased volume on NYMEX ClearPort® Clearing which charges a higher average rate per trade.

Market Data Fees

The Company provides proprietary real-time market data, news and advanced analytics to desktops and mobile devices for which the Company charges fees. Market data provides information about bids, offers, trades and trade size relating to futures and options contracts to the Company’s subscribers. The increase in market data fees for the three months ended March 31, 2008 was attributable to a new price structure that went into effect on February 1, 2008, as well as an increase in desktops and mobile devices in 2008. As of March 31, 2008, the Company’s market data was displayed on approximately 146,000 devices, an increase of 10% compared to the same period last year.

Other

The increase for the first quarter of 2008 was due primarily to facilitation desk fees that were implemented in the fourth quarter of 2007 as well as higher floor fines during the current period. The facilitation desk fees are charged when the Company’s customer service department is needed to facilitate customer trades.

Operating Expenses

The components of operating expenses, as well as dollar and percentage changes, are as follows:

(Dollars in thousands)	Three Months Ended March 31,		Change
	2008	2007	2008 v 2007
Direct transaction costs	$28,083	$24,102	$3,981	17%
Salaries and employee benefits	19,976	21,038	(1,062)	-5%
Occupancy and equipment	5,760	5,943	(183)	-3%
Depreciation and amortization	3,458	3,531	(73)	-2%
General and administrative	4,621	4,697	(76)	-2%
Professional services	3,126	4,186	(1,060)	-25%
Telecommunications	1,250	1,423	(173)	-12%
Marketing	1,350	1,933	(583)	-30%
Other expenses	8,363	1,661	6,702	403%

	$75,987	$68,514	$7,473	11%

Direct Transaction Costs

The increase in direct transaction costs for the three months ended March 2008 was primarily attributable to record volume on CME Globex. In the first quarter of 2008, NYMEX Division electronic trading volume on CME Globex averaged approximately 814,000 contracts per day, an increase of 36% compared to the same period last year. COMEX Division electronic trading volume on CME Globex averaged approximately 205,000 contracts per day in the first quarter of 2008, an increase of 127% compared to the same period last year. Increased volume on NYMEX ClearPort® Clearing also contributed to the increase in direct transaction costs. Direct transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs.

Salaries and Employee Benefits

Salaries and employee benefits are comprised of employee wages, bonuses, non-cash share-based compensation, benefits and employer taxes. The decrease in salaries and employee benefits for the three months ended March 31, 2008 was due primarily to a decrease in the average number of employees during the quarter to 389 compared to 470 during the same period last year. This decline in employees resulted in lower total wages and related benefit costs during the current quarter. Partially offsetting this decrease was an increase in share-based compensation of $1.4 million during the quarter resulting from additional equity awards granted subsequent to the first quarter of last year.

Occupancy and Equipment

The slight decrease in occupancy and equipment expenses for the three months ended March 31, 2008 was due primarily to lower repair and maintenance charges incurred on the Company’s headquarters facility and technology equipment offset, in part, by higher utility and security enhancement costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2008 was essentially the same compared to the same period last year.

General and Administrative

General and administrative expenses for the three months ended March 31, 2008 were essentially the same compared to the same period last year.

Professional Services

The decrease in professional services expenses for the three months ended March 31, 2008 was principally attributable to lower legal fees, as the prior year period had increased costs that were incurred to support the Company’s strategic business initiatives.

Telecommunications

The decrease in telecommunications expenses for the three months ended March 31, 2008 was attributable to lower data communication and telephone costs, which was mainly the result of the Company’s continuing efforts to be more efficient and disciplined in its expense management.

Marketing

Marketing expenses consist of conferences, special events, advertising, and promotional expenses. For the three months ended March 31, 2008, the decrease was attributable to lower advertising costs, which were partially offset by increases in conferences, special events and other marketing related costs. The overall decrease was again due to the Company’s disciplined expense management.

Other Expenses

As previously noted, the Company has entered into a Merger Agreement with CME Group and, as a result, has incurred $7.9 million of merger-related expenses that are recorded in “Other Expenses” in the condensed consolidated statements of income. These merger-related expenses were primarily investment banking, legal and accounting fees. Excluding these merger-related expenses, other expenses decreased $1.2 million for the three months ended March 31, 2008. This decrease was a direct result of lower member benefit costs, as the Company discontinued its members’ benefit subsidy program effective April 1, 2007.

Non-Operating Income and Expenses

The components of non-operating income and expenses, as well as dollar and percentage changes, are as follows:

(Dollars in thousands)	Three Months Ended March 31,		Change
	2008	2007	2008 v 2007
Investment income, net	$3,614	$6,707	$(3,093)	-46%
Interest income from securities lending	7,768	29,406	(21,638)	-74%
Interest expense/fees from securities lending	(6,048)	(28,889)	22,841	-79%
Interest expense	(1,586)	(1,612)	26	-2%
Losses from unconsolidated investments	(2,210)	(1,643)	(567)	35%

	$1,538	$3,969	$(2,431)	-61%

Investment Income, net

The decrease in investment income for the three months ended March 31, 2008 was due to a reallocation of the Company’s investment portfolio. During the three months ended March 31, 2008, the Company’s funds were invested primarily in tax-free municipal obligations, as opposed to the prior year period where the funds were invested primarily in taxable instruments. These taxable investments yielded a higher return than the current period’s tax-free municipal obligations, therefore, the prior year period’s investment income was higher.

Interest Income and Interest Expense/Fees from Securities Lending

In August 2007, the Company limited its exposure to the high volatility in the credit markets and ceased lending out additional securities. This resulted in a decline in interest income and interest expense from securities lending in the first quarter of 2008 compared to the same period last year. Despite the decrease in invested funds, the Company was able to earn a higher net yield on its securities lending portfolio due to a higher average investment rate earned during the current quarter. The ratio of interest expense/fees to interest income will vary, as the Company is able to negotiate better rates on its interest expense depending on whether the securities that it lends out are in greater demand.

Interest Expense

Interest expense for the three months ended March 31, 2008 was essentially the same compared to the same period last year. Interest expense is comprised predominantly of interest the Company incurs on its long-term debt.

Losses from Unconsolidated Investments

The increase in losses from unconsolidated investments was principally attributable to higher losses from the Company’s investment in the Dubai Mercantile Exchange Limited (“DME”). On June 1, 2007, DME commenced trading and all costs incurred prior to that date were for the establishment of DME.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2008 was 47.04% compared to 43.60% for the same period last year. The effective tax rate for the quarter was negatively impacted by non-deductible compensation under section 162(m) of the Internal Revenue Code and non-deductible business combination expenses related to the Merger Agreement.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At March 31, 2008 and December 31, 2007, the Company had $557.5 million and $464.4 million, respectively, in cash and cash equivalents and marketable securities. Working capital at March 31, 2008 and December 31, 2007 was $526.1 million and $474.0 million, respectively. The Company has a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor’s Rating Services that was initially obtained in April 2003 and sustained through a ratings review in September 2006.

Sources and Uses of Cash

The following table is a summary of significant cash flow categories for the three months ended March 31, 2008 and 2007:

	March 31,
	2008	2007
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$24,368	$80,674
Investing activities	3,564	204,760
Financing activities	(28,597)	(288,042)

Net decrease in cash and cash equivalents	$(665)	$(2,608)

Net cash provided by operating activities for the three months ended March 31, 2008 was $24.4 million, a decrease of $56.3 million compared to the same period last year. The decrease was principally attributable to a transfer of cash, as the Company invested $93.7 million into marketable securities during the current year period. Excluding the investment of cash into marketable securities, net cash from operations would have increased during the current quarter due to higher net income and a corresponding increase in income taxes payable.

Under its securities lending program, JPMorgan Chase Bank, N.A. (“JPMorgan”), as agent for the Company, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company, in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. The cash collateral received is recorded as a liability and presented in financing activities on the Company’s condensed consolidated statements of cash flows. The corresponding investment is recorded as an asset, and its purchases and redemptions are presented in investing activities on the Company’s unaudited condensed consolidated statements of cash flows.

Net cash used in investing activities for the three months ended March 31, 2008, exclusive of securities purchased under the securities lending program, was $16.6 million, a decrease of $66.3 million compared to the same period last year. This decrease was due primarily to reduced investments in unconsolidated entities during the current year period. The Company invested approximately $12.7 million in IMAREX ASA and the DME during the current year period as opposed to its investment of approximately $78 million in Montréal Exchange in the prior year period (see Note 7 to the unaudited condensed consolidated financial statements).

Net cash used in financing activities for the three months ended March 31, 2008, exclusive of cash received under the securities lending program, was $8.4 million, an increase of $8.1 million compared to the same period last year. This increase is attributable to cash dividends paid to the Company’s stockholders totaling $9.4 million offset, in part, by proceeds of $0.8 million received from the exercise of employee stock option awards.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, emphasizing safety of principal and total after-tax return. Excess cash on hand is generally invested overnight in short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in high-grade tax-exempt municipal bonds and obligations of the U.S. government and its agencies. The Company also invests in equity securities. Investments in the securities lending program are generally invested in corporate debt securities. At March 31, 2008 and December 31, 2007, cash and investments were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$2,631	$3,296
Collateral from securities lending program	819,618	842,444
Marketable securities	554,822	461,142

	$1,377,071	$1,306,882

Included in marketable securities at March 31, 2008 are investments totaling $12.1 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 10 to the unaudited condensed consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 19 to the unaudited condensed consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or shares of certain approved money market mutual funds, of a minimum of $2.5 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in cash and securities purchased under agreements to resell. The table in Note 5 to the unaudited condensed consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at March 31, 2008 and December 31, 2007.

Under the securities lending program, JPMorgan, as agent, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company, in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments (see Note 2 to the unaudited condensed consolidated financial statements).

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of March 31, 2008, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$7,739	$4,909	$59,182	$80,281
Long-term debt interest	6,205	5,994	5,783	5,573	4,980	31,233	59,768
Services agreements¹	7,760	10,295	11,571	30,948	—	—	60,574
Operating leases—facilities	2,253	3,027	3,306	3,585	2,051	136	14,358
Operating leases—equipment	1,677	1,408	540	—	—	—	3,625
Other long-term obligations	973	1,041	967	800	800	5,247	9,828

Total contractual obligations	$21,685	$24,582	$24,984	$48,645	$12,740	$95,798	$228,434

¹	Services agreements include required minimum payments in accordance with the CME Agreement (see Note 11 to the unaudited condensed consolidated financial statements). The CME Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the CME Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the CME Agreement is for remaining payments through year five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation remaining through year five, including the related termination fee in the event the Company elects to terminate the CME Agreement. In addition, the services agreements category includes employment agreements as filed with the SEC.

The Company has unrecognized tax benefits, including interest, of approximately $3.5 million, net of tax effect, as of March 31, 2008. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

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

In accordance with the DME shareholders agreement, the Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At March 31, 2008, the Company had contributed a total of $8.0 million.

Section 311(G) of the Bylaws of NYMEX Exchange provides for a revenue sharing arrangement with the owners of Class A memberships in NYMEX Exchange in the event that either: (i) NYMEX Exchange determines to terminate permanently all open outcry floor trading for a specified list of products on the NYMEX Exchange and instead lists such products for electronic trading only; or (ii) a “shift” occurs whereby at least 90% of the contract volume of such NYMEX Exchange product results from electronic trading. Once triggered for a particular product, the obligation under the revenue sharing arrangement consists of the greater of the following amounts: (i) 10% of the gross NYMEX Exchange revenues attributable to all revenue from the electronic trading of such applicable NYMEX Exchange product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor); or 100% of the revenue from any additional special fee or surcharge that may be imposed by NYMEX Exchange on the transaction fees applicable to the electronic trading of such applicable NYMEX Exchange product. Once triggered, Bylaw Section 311(G) requires this revenue stream continue in perpetuity or until NYMEX Exchange no longer lists such product for electronic trading. NYMEX Exchange has determined that a “shift” will have occurred for any applicable NYMEX Exchange product following the end of two consecutive fiscal quarters in which, during each quarter, the average quarterly electronic trading volume has equaled or exceeded 90% of the contract volume in such product. Thereafter, revenues that are generated from the electronic trading of such product will begin to accrue and will be paid to the owners of Class A memberships in NYMEX Exchange on a quarterly basis consistent with the financial reporting schedule of NYMEX Holdings. In accordance with the NYMEX Exchange Bylaws, such determination may be subject to challenge by owners of Class A memberships in NYMEX Exchange through an arbitration.

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

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 of the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2007. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis in the Company’s 2007 Annual Report

on Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of SFAS No. 157, as discussed below, there have been no significant changes in the Company’s critical accounting policies since December 31, 2007.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, which establishes a consistent framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 establishes a fair value hierarchy which requires an entity to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs to valuation techniques that may be used to measure fair value (see Note 3 to the condensed consolidated financial statements).

Financial assets are considered Level 3 when their fair values are determined using pricing models with at least one significant input or assumption is unobservable. The Company’s Level 3 securities represent certain illiquid investments associated with the securities lending program and primarily include medium term bank notes and certain asset-backed securities for which there is limited market activity. At March 31, 2008, the fair value of these securities were based on internally developed models that incorporate company assumptions on the expected timing of cash flows, credit spreads and liquidity adjustments. This represents the Company’s best estimate of exit price as defined by SFAS No. 157.

On January 1, 2008, the Company had $842.4 million invested under the securities lending program, which are predominately comprised of investments valued using Level 2 inputs. The amount of securities in the securities lending program valued using Level 3 inputs declined during the current quarter by approximately $64.5 million since the Company identified observable inputs for these securities. At March 31, 2008, $93.6 million of the corporate debt securities associated with the securities lending program remained classified in Level 3 (approximately 11.4% of the Company’s collateral from securities lending program) as the securities contained at least one significant input which was unobservable. There were no purchases or sales of securities lending program investments during the three months ended March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities) and long-term debt including expected principal and interest cash flows for the years 2008 through 2012 and thereafter. The marketable securities are classified as trading.

Principal Amounts by Expected Maturity

At March 31, 2008

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2008	$283,028	$5,637	$288,665	0.80%
2009	559,161	2,098	561,259	4.55%
2010	205	442	647	4.59%
2011	70	376	446	4.61%
2012	315	334	649	4.61%
Thereafter	4,749	4,196	8,945	4.93%

Total	$847,528	$13,083	$860,611

Liabilities
Corporate Debt
2008	$2,817	$6,205	$9,022	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
2011	7,739	5,573	13,312	7.76%
2012	4,909	4,980	9,889	7.77%
Thereafter	59,182	31,233	90,415	7.79%

Total	$80,281	$59,768	$140,049

Interest Rate Risk

Current Assets

The Company’s investment income consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three months ended March 31, 2008 was $3.6 million compared to $6.7 million for the same period last year. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $554.8 million March 31, 2008. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

Credit Risk

NYMEX Division bylaws authorize its board of directors to fix the annual dues of the owners of the Class A memberships and to levy assessments as it determines to be necessary. Such dues and assessments are payable at such time as NYMEX Division’s board of directors may determine. NYMEX Division’s board of directors may waive the payment of dues by all owners of Class A memberships or by individual members as it determines. COMEX Division bylaws provide its board of directors with similar powers relating to dues, assessments and fees with respect to COMEX Division memberships. The board may levy such assessments upon each owner of a COMEX Division membership as it determines, but in no greater amount than those imposed on each owner of a Class A membership in NYMEX Exchange.

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

Information regarding legal proceedings is disclosed in Note 19 to the unaudited condensed consolidated financial statements under the subheading “Legal Proceedings.” Such disclosure is incorporated herein by reference.

Item 1A.	Risk Factors

Other than the following updates, there have been no material changes to the Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 3, 2008.

The Company and CME Group are parties to pending lawsuits in connection with the merger.

On March 17, 2008, Cataldo J. Capozza, a NYMEX Holdings shareholder and a former member on the NYMEX Exchange commenced a putative class action in the Delaware Court of Chancery, on behalf of himself and all other NYMEX Holdings shareholders, against NYMEX Holdings, the members of its Board of Directors and CME Group. The complaint, which seeks to enjoin the Company’s merger with CME Group, alleges, among other things, that the directors breached their fiduciary duties to NYMEX Holdings’ shareholders by attempting to sell the Company for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that CME Group aided and abetted such breaches. On April 21, 2008, the NYMEX Holdings and its directors moved to dismiss the complaint and to stay all discovery pending the disposition of the motion to dismiss. On April 14 and 15, 2008, respectively, two additional putative class actions were commenced in the Delaware Court of Chancery by Polly Winters and Joan Haedrich, both NYMEX Holdings shareholders, on behalf of themselves and all other NYMEX Holdings shareholders, against the NYMEX Holdings, the members of its Board of Directors and CME Group. The Winters and Haedrich complaints contain allegations virtually identical to those in the Capozza action (discussed above). NYMEX Holdings and its directors have not yet responded to the Winters and Haedrich complaints. NYMEX Holdings and CME Group intend to defend vigorously against these allegations.

Completion of the merger is subject a number of closing conditions that could delay completion of the merger or impose conditions that could have a material adverse effect on the Company or that could cause abandonment of the merger.

The merger is subject to a number of closing conditions, including, but not limited to, (i) approval of the stockholders of the Company, (ii) approval of the stockholders of CME Group of (A) an amendment to CME Group’s Charter and (B) the issuance of CME Group’s shares in connection with the merger, (iii) acceptance of the offer to purchase one hundred percent (100%) of the outstanding Class A memberships in NYMEX Exchange from the holders thereof for an aggregate purchase price not to exceed $500 million, or approximately $612,000 per Class A membership in NYMEX Exchange and approval of an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of NYMEX Exchange, in each case, by holders of at least 75% of the outstanding Class A memberships in NYMEX Exchange, (iv) effectiveness of a Form S-4 registration statement to be filed by CME Group, (v) receipt of certain regulatory approvals and (vi) receipt of an opinion that the merger will be treated as a tax-free reorganization. Such conditions may have the effect of delaying completion of the merger, imposing additional costs on the merger or preventing the completion of the merger or causing the abandonment of the merger, any of which may have a material adverse effect on the Company.

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

The initial public offering price was $59.00 per share. The Company did not receive any proceeds from the shares of common stock sold by the selling stockholders. Gross proceeds from the offering were approximately $375.5 million. Net proceeds the Company received, after deducting underwriting discounts and commissions of approximately $27.6 million and direct costs of approximately $3.7 million, totaled approximately $344.2 million. Upon the completion of its IPO, a $10 million payment was made to owners of COMEX Division memberships in accordance with the 1994 COMEX Merger.

In the first quarter of 2008, the Company used approximately $11.2 million to acquire additional shares of IMAREX ASA and $1.5 million as an additional capital contribution to its investment in the DME. In 2007, the Company used approximately $163.5 million of the net proceeds to fund its long-term investments, the most significant of which were the Company’s investments in the Montréal Exchange, IMAREX ASA and Optionable, Inc. The Company intends to use the remaining funds for general corporate purposes, capital expenditures and working capital. The Company may also use a portion of the funds to acquire or invest in businesses, technologies, products or services. The funds are currently invested in accordance with the Company’s investment policies, predominantly in investment-grade marketable debt securities and municipal bonds, until such time that they are needed.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 20, 2008).

10.1	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 15, 2008).

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMEX HOLDINGS, INC.

By:	/s/ JAMES E. NEWSOME
Name:	James E. Newsome
Title:	President & CEO
(Principal Executive Officer)

Date: May 12, 2008

By:	/s/ KENNETH D. SHIFRIN
Name:	Kenneth D. Shifrin
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008