Form 10-Q
period 2008-06-30
NYMEX HOLDINGS INC
filed 2008-08-11
CIK 1105018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

A total of 94,790,125 shares of the registrant’s $0.01 par value common stock were outstanding at August 7, 2008.

PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Clearing and transaction fees	$180,400	$137,390	$359,451	$275,567
Market data fees	26,913	23,363	53,126	46,500
Other	3,495	2,844	7,106	5,756

Total operating revenues	210,808	163,597	419,683	327,823

Operating Expenses
Direct transaction costs	26,886	24,318	54,969	48,420
Salaries and employee benefits	19,887	20,482	39,863	41,520
Occupancy and equipment	5,893	5,604	11,653	11,547
Depreciation and amortization, net of deferred credit amortization	3,571	3,614	7,029	7,145
General and administrative	4,583	4,945	9,204	9,642
Professional services	5,079	3,922	8,205	8,108
Telecommunications	1,428	1,417	2,678	2,840
Marketing	2,013	1,626	3,363	3,559
Other expenses	2,124	182	10,487	1,843

Total operating expenses	71,464	66,110	147,451	134,624

Operating income	139,344	97,487	272,232	193,199

Non-Operating Income and Expenses
Investment income, net	3,222	6,133	6,836	12,840
Interest income from securities lending	4,829	31,087	12,597	60,493
Interest expense/fees from securities lending	(4,233)	(30,136)	(10,281)	(59,025)
Interest expense	(1,587)	(1,612)	(3,173)	(3,224)
Gain (losses) from unconsolidated investments	28,616	(28,944)	26,406	(30,587)

Total non-operating income and expenses	30,847	(23,472)	32,385	(19,503)

Income before provision for income taxes	170,191	74,015	304,617	173,696
Provision for income taxes	75,879	32,270	139,120	75,731

Net income	$94,312	$41,745	$165,497	$97,965

Earnings per Share
Basic	$0.99	$0.44	$1.75	$1.04

Diluted	$0.99	$0.44	$1.74	$1.03

Weighted Average Number of Common Shares Outstanding
Basic	94,791,000	94,450,000	94,786,000	94,450,000

Diluted	94,947,000	94,798,000	94,981,000	94,784,000

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$2,411	$3,296
Collateral from securities lending program	558,367	842,444
Marketable securities, at fair value	633,202	461,142
Clearing and transaction fees receivable, net of allowance for member credits	63,119	38,443
Prepaid expenses	8,962	8,786
Margin deposits and guaranty funds	70,516	170,192
Other current assets	33,124	34,097

Total current assets	1,369,701	1,558,400
Property and equipment, net	173,707	176,471
Goodwill and indefinite-lived intangible asset	307,125	307,125
Long-term investments	117,414	178,036
Other assets	7,115	7,121

Total assets	$1,975,062	$2,227,153

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$18,188	$15,723
Accrued salaries and related liabilities	13,155	17,107
Payable under securities lending program	571,009	847,581
Margin deposits and guaranty funds	70,516	170,192
Income tax payable	7,217	2,704
Other current liabilities	38,337	31,122

Total current liabilities	718,422	1,084,429
Grant for building construction deferred credit	102,949	104,021
Long-term debt	77,464	77,464
Members’ retirement obligation	11,884	12,038
Other liabilities	21,636	23,646

Total liabilities	932,355	1,301,598

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 181,909,600 shares authorized, 94,799,009 and 94,769,342 shares issued as of June 30, 2008 and December 31, 2007, respectively; and 94,788,250 and 93,972,289 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	948	948
Additional paid-in capital	837,537	828,227
Retained earnings	220,390	73,851
Accumulated other comprehensive (loss) income, net of tax	(16,168)	22,529

Total stockholders’ equity	1,042,707	925,555

Total liabilities and stockholders’ equity	$1,975,062	$2,227,153

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2007	94,449,800	$944	$796,585	$(21,823)	$(784)	$774,922
Comprehensive income:
Net income	—	—	—	224,039	—	224,039
Foreign currencies translations	—	—	—	—	385	385
Postretirement benefits, net of deferred income tax of $548					773	773
Unrealized gain on available-for-sale securities, net of deferred income taxes of $12,188	—	—	—	—	22,155	22,155

Total comprehensive income						247,352

Dividends declared:
Common stock, $0.10/share on April 30, 2007	—	—	—	(9,445)	—	(9,445)
Common stock, $0.10/share on August 1, 2007	—	—	—	(9,445)	—	(9,445)
Common stock, $0.10/share on September 30, 2007	—	—	—	(9,475)	—	(9,475)
Common stock, $1.06/share on September 30, 2007	—	—	—	(100,000)	—	(100,000)
Share-based compensation amortization	—	—	10,109	—	—	10,109
Direct costs of initial public offering	—	—	(346)	—	—	(346)
Exercise of employee stock options	265,150	3	15,641	—	—	15,644
Issuance of restricted stock and stock units	54,392	1	—	—	—	1
Excess net tax benefit related to share-based compensation	—	—	6,238	—	—	6,238

Balances at December 31, 2007	94,769,342	$948	$828,227	$73,851	$22,529	$925,555

Comprehensive income:
Net income	—	—	—	165,497	—	165,497
Foreign currencies translations, net of deferred income taxes of $87	—	—	—	—	(283)	(283)
Postretirement benefits, net of deferred income taxes of $49	—	—	—	—	84	84
Realization of net gain on available-for-sale securities, net of deferred income taxes of $15,427	—	—	—	—	(26,839)	(26,839)
Unrealized loss on available-for-sale securities, net of deferred income taxes of $6,155	—	—	—	—	(11,659)	(11,659)

Total comprehensive income						126,800

Dividends declared:
Common stock, $0.10/share on February 1, 2008	—	—	—	(9,478)	—	(9,478)
Common stock, $0.10/share on May 1, 2008	—	—	—	(9,480)	—	(9,480)
Share-based compensation amortization	—	—	7,746	—	—	7,746
Exercise of employee stock options	23,500	—	1,387	—	—	1,387
Issuance of restricted stock and stock units	6,167	—	—	—	—	—
Excess net tax benefit related to share-based compensation	—	—	177	—	—	177

Balances at June 30, 2008 (Unaudited)	94,799,009	$948	$837,537	$220,390	$(16,168)	$1,042,707

See accompanying notes to the unaudited condensed consolidated financial statements.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$165,497	$97,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,101	8,218
Deferred grant credits	(1,323)	(1,323)
Deferred rental income	(338)	(338)
Deferred rent expense	(95)	(95)
Deferred income taxes	4,021	(13,468)
Excess tax benefit associated with exercise of stock options	(177)	—
Allowance for doubtful accounts and credits	158	328
Share-based compensation	7,746	4,929
Gain on available-for-sale security	(33,869)	—
Other, net	4,363	3,710
Asset impairment and disposition losses	3,247	25,996
Decrease (increase) in operating assets:
Marketable securities	(172,091)	29,841
Clearing and transaction fees receivable	(24,676)	(14,927)
Prepaid expenses	(176)	(225)
Margin deposits and guaranty fund assets	99,676	8,634
Other current assets	5,623	(7,176)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	2,465	1,816
Accrued salaries and related liabilities	(3,952)	(1,125)
Margin deposits and guaranty fund liabilities	(99,676)	(8,634)
Income tax payable	14,089	2,602
Other current liabilities	8,283	(2,325)
Other liabilities	(455)	437
Members’ retirement obligation	(154)	(401)

Net cash (used in) provided by operating activities	(13,713)	134,439

Cash flows from investing activities
Maturities and sales of securities lending program investments	2,129,607	54,514,793
Purchases of securities lending program investments	(1,853,035)	(54,298,988)
Purchase of long-term investments	(12,659)	(109,139)
Proceeds of available-for-sale security	49,299	—
Loan to unconsolidated entity	—	(13,700)
Capital expenditures	(5,356)	(3,591)
Decrease in other assets	6	105

Net cash provided by investing activities	307,862	89,480

Cash flows from financing activities
Direct costs of initial public offering	—	(346)
Proceeds from issuance of capital stock under employee stock plan	1,387	—
Excess tax benefit associated with exercise of stock options	177	—
Decrease in obligation to return collateral under securities lending program	(276,572)	(215,805)
Dividends paid	(20,026)	(9,287)

Net cash used in financing activities	(295,034)	(225,438)

Net decrease in cash and cash equivalents	(885)	(1,519)
Cash and cash equivalents, beginning of period	3,296	18,631

Cash and cash equivalents, end of period	$2,411	$17,112

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

The Company exists principally to provide facilities to buy, sell and clear energy, precious and base metals, and soft commodities for future delivery under rules intended to protect the interests of market participants. The Company itself does not own commodities, trade for its own account, or otherwise engage in market activities. The Company provides the physical facilities necessary to conduct an open outcry auction market, electronic trading systems, systems for the matching and clearing of trades executed on the Exchange, and systems for the clearing of certain bilateral trades executed off-exchange in the over-the-counter (“OTC”) market. These services facilitate price discovery, hedging and liquidity in the energy and metals markets. The liquidity that the Exchange and other centralized markets offer is achieved in large part because the traded contracts have standardized terms and the Company’s clearinghouse mitigates counterparty performance risk. Transactions executed on the Exchange mitigate the risk of counter-party default because the Company’s clearinghouse acts as the counter party to every trade. To manage the risk of financial nonperformance, the Exchange requires members to post margin. Trading on the Exchange is regulated by the Commodity Futures Trading Commission.

Merger Agreement

The Company, CME Group Inc. (“CME Group”), CMEG NY Inc., a wholly-owned subsidiary of CME Group, and NYMEX Exchange are parties to an Agreement and Plan of Merger, dated as of March 17, 2008 (the “Merger Agreement”) and amended as of June 30, 2008, July 18, 2008 and August 7, 2008, pursuant to which the Company would merge with and into CMEG NY Inc. with CMEG NY Inc. continuing as the surviving company and as a wholly-owned subsidiary of CME Group. If the merger is completed, the Company’s stockholders will receive for each issued and outstanding share of NYMEX Holdings common stock they own, at the election of each NYMEX Holdings stockholder, consideration in the form of CME Group Class A common stock or cash, subject to proration if too few or too many stockholders elect to receive cash. The cash consideration per share of NYMEX Holdings common stock for which a valid cash election has been made will be equal to the sum of (a) $36.00 plus (b) the product of (1) 0.1323 and (2) the average closing sale price of CME Group Class A common stock on the Nasdaq Global Select Market, or the “Nasdaq,” for the period of ten consecutive trading days ending on the second full trading day prior to the effective time of the merger, referred to as the “Average CME Group Share Price.” The stock consideration per share of the Company’s common stock for which a valid stock election has been made will be the number of shares of CME Group Class A common stock equal to the cash consideration per share divided by the Average CME Group Share Price. If the merger is consummated, each owner of a NYMEX Class A membership as of the effective time of the merger who executes and delivers a waiver and release within 60 days after consummation of the merger will receive $750,000 per NYMEX Class A membership such member owns of record. Under certain circumstances, if the Merger Agreement is terminated, the Company or CME Group may be required to pay the other party a termination fee and other merger-related expenses. The merger is subject to a number of closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by the stockholders of the Company, (ii) approval by the stockholders of CME Group of

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A) the amended and restated CME Group certificate of incorporation and (B) the issuance of shares of CME Group Class A common stock in connection with the merger, (iii) approval by owners of 75% of the outstanding NYMEX Class A memberships of changes to the certificate of incorporation and bylaws of NYMEX Exchange which eliminate substantially all of the NYMEX Class A members’ existing rights and replace them with certain new post-closing trading rights and privileges, (iv) effectiveness of a Form S-4 registration statement to be filed by CME Group, (v) receipt of certain regulatory approvals and (vi) receipt of an opinion that the merger will be treated as a tax-free reorganization. The terms of certain contracts, employee benefit arrangements and debt agreements have provisions which could result in changes to the terms or settlement amounts upon a change in control of the Company. On June 16, 2008, CME Group and the Company received a notice of early termination of the HSR Act waiting period from the U.S. Department of Justice and the U.S. Federal Trade Commission, satisfying the condition to the Merger Agreement with respect to receipt of certain regulatory approvals.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NYMEX Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions and balances are eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. The Company follows the equity method of accounting for joint ventures and investments in associated companies in which it holds between 20% and 50% of the voting rights and/or has significant influence. The Company’s equity in the net income and losses of these investments is reported in losses from unconsolidated investments in the accompanying consolidated statements of income. The Company also evaluates its investments in all entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN No. 46R”) to determine if it has primary beneficial interests in any entities deemed to be variable interest entities (“VIEs”). As of June 30, 2008, the Company was not a beneficiary in a VIE. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the periods presented.

Certain changes have been made to the condensed consolidated financial statements for the three and six months ended June 30, 2007 to conform to the current presentation. Beginning December 31, 2007, the Company revised its classification of the net change in its marketable securities portfolio as an operating activity in the consolidated statements of cash flows, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash flows from Certain Securities Acquired for Resale—an amendment of FASB Statement No. 95. Previously, the net change in marketable securities was classified as an investing activity. In addition, the Company has also reclassified interest receivables from marketable securities to other current assets in the condensed consolidated balance sheets as of December 31, 2007 to conform to the current presentation.

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

Recent Accounting Pronouncements and Changes, Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 does not set an explicit mandatory effective date; rather, it will become effective 60 days following approval by the SEC of amendments made by the Public Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. This standard is not expected to have an impact on the Company’s financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that FSP SFAS No. 142-3 will have on its financial statements.

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

NOTE 2.    Securities Lending

The Company entered into an agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) to participate in a securities lending program. Under this program, JPMorgan, as agent, lends on an overnight basis a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund (see Note 5) to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. Interest expense is paid to the third party for the cash collateral the Company controlled during the transaction, and a fee is paid to JPMorgan for administrating the transaction. Interest income and interest expense, as well as the fee paid to JPMorgan, are reported in the non-operating income and expenses section on the Company’s condensed consolidated statements of income. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $4.8 million, $4.0 million and $0.2 million, respectively, for the three months ended June 30, 2008 compared to $31.1 million, $29.8 million and $0.3 million, respectively, for the second quarter of 2007. Interest income, interest expense and the JPMorgan fees recognized under the securities lending program were $12.6 million, $9.7 million and $0.6 million, respectively, for the six months ended June 30, 2008 compared to $60.5 million, $58.6 million and $0.4 million, respectively, for the six months ended June 30, 2007.

At June 30, 2008, the fair value of the invested collateral was $558.4 million, comprised of $499.7 million in corporate debt securities and $58.7 million in other debt securities. The cost of the corporate debt securities was $512.4 million, resulting in a gross unrealized loss of $12.6 million at June 30, 2008. The fair value of the other debt securities at June 30, 2008 approximated its cost. The unrealized losses on the corporate debt securities were due to continued deterioration in the credit markets. The Company does not believe that these unrealized losses are other-than-temporary and, as such, are recorded in accumulated other comprehensive income, net of taxes on the condensed consolidated balance sheet.

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

At June 30, 2008, the fair value and cost of corporate debt securities with contractual maturities of one year or less was $480.3 million and $492.9 million, respectively. The fair value and cost of corporate debt securities with contractual maturities of more than one year was $19.4 million and $19.5 million, respectively. At June 30, 2008, corporate debt securities in an unrealized loss position for one year or less had a fair value of $304.6 million and an unrealized loss of $10.0 million. Corporate debt securities in an unrealized loss position for more than one year had a fair value of $195.1 million and an unrealized loss of $2.6 million.

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

Proceeds from maturities and sales of corporate debt securities, not reinvested in the securities lending program, were $294.4 million and $334.6 million for the three and six months ended June 30, 2008, respectively. The cost of all securities sold is based on the specific identification method. Realized losses from sales amounted to $0.4 million for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, proceeds from sales of corporate debt securities were $8.8 million and $439.5 million, respectively. The realized gains for the three and six months ended June 30, 2007 were nominal. The change in the net unrealized gain or loss on these available-for-sale securities was not significant for any of the periods presented.

NOTE 3.    Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which establishes a consistent framework for measuring fair value and expands related disclosures, for all financial instruments accounted for at fair value. SFAS No. 157 requires, among other things, the use of valuation techniques that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect market data obtained from sources independent of the Company, while unobservable inputs reflect the Company’s own market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis (in thousands) and are categorized using the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
	(in thousands)
Money market and time deposits	$110,937	$—	$—	$110,937
U.S. government, agency and municipal securities	432,004	90,261	—	522,265

Marketable securities	$542,941	$90,261	$—	$633,202

Equity securities[1]	$115,726	$—	$—	$115,726

Corporate debt securities	$—	$464,186	$35,576	$499,762
Other debt securities	58,605	—	—	58,605

Collateral from securities lending program	$58,605	$464,186	$35,576	$558,367

¹	These equity securities represent a portion of the long term investments discussed in Note 7.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis.

	Balance as of December 31, 2007	Transfers out of Level 3	Unrealized Losses in Comprehensive Income	Balance as of June 30, 2008	Changes in Unrealized Gains (Losses) in Earnings for Level 3 Assets Still Held at June 30, 2008
	(in thousands)
Corporate debt securities	$159,327	$(123,069)	$(682)	$35,576	$—

Transfers out represents existing assets that were previously categorized as a lower level and the inputs to the model became observable or securities that fully matured at par.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Allowance for Doubtful Accounts and Credits

Clearing and transaction fees receivable are carried net of allowances for member credits, which are determined based upon expected billing adjustments. Allowances for member credits were $1.0 million at June 30, 2008 and December 31, 2007. The Company believes that the allowances are adequate to cover member credits. The Company also believes that the likelihood of incurring material losses due to non-collectability is remote and, therefore, no allowance for doubtful accounts is necessary.

An allowance for doubtful accounts is maintained for market data accounts receivable to cover potential non-collectible vendor receivables and credit adjustments by the market data vendor customers. This allowance was $533,000 and $404,000 at June 30, 2008 and December 31, 2007, respectively, which the Company believes is sufficient to cover potential bad debts and subsequent credits. Accounts receivable for market data revenues, net of the allowance, totaled $7.2 million and $10.1 million at June 30, 2008 and December 31, 2007, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

The Company maintains a reserve for non-collectible receivables of other revenues in the amount of $586,000 and $624,000 at June 30, 2008 and December 31, 2007, respectively, to cover potential bad debts and expected credits. Accounts receivable for other revenues, net of the allowance, totaled $181,000 and $226,000 at June 30, 2008 and December 31, 2007, respectively, and are included in other current assets on the Company’s condensed consolidated balance sheets.

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

The following table sets forth margin deposits and guaranty fund balances held by the Company on behalf of clearing members at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
	Margin Deposits	Guaranty Funds	Total Funds	Margin Deposits	Guaranty Funds	Total Funds
Cash and securities earning interest for NYMEX Holdings
Cash	$32,286	$230	$32,516	$616	$14,042	$14,658
Securities purchased under agreements to resell	38,000	—	38,000	155,534	—	155,534

Total cash and securities	70,286	230	70,516	156,150	14,042	170,192

Cash and securities earning interest for members
Money market funds	14,190,147	109,198	14,299,345	6,896,885	110,275	7,007,160
U.S. Treasuries	23,069,698	196,147	23,265,845	12,193,040	174,988	12,368,028
Letters of credit	4,184,461	—	4,184,461	2,892,326	—	2,892,326

Total cash and securities	41,444,306	305,345	41,749,651	21,982,251	285,263	22,267,514

Total funds	$41,514,592	$305,575	$41,820,167	$22,138,401	$299,305	$22,437,706

NOTE 6.    Goodwill and Indefinite-Lived Intangible Asset

In 1994, NYMEX Division acquired the equity interests, but not the trading rights and protections, of the owners of COMEX Division memberships. As part of the agreement for this acquisition, a $10 million payment would be made to the owners of COMEX Division memberships in the event the Company consummated an initial public offering (“Special IPO Payment”). Upon the Company’s successful completion of its initial public offering on November 22, 2006, the Special IPO Payment was made to owners of COMEX Division memberships of record as of November 16, 2006. This payment was considered additional consideration to the original purchase price of the COMEX equity interests and, therefore, was recorded as additional goodwill on the Company’s condensed consolidated balance sheets. Goodwill amounted to $26.3 million at June 30, 2008 and December 31, 2007.

On November 20, 2006, the owners of COMEX Division memberships voted on and approved an agreement with the Company in which their trading rights and protections were terminated in exchange for certain new trading rights and protections. In addition, each of the 772 owners of COMEX Division memberships received 8,400 shares of the Company’s common stock for a total consideration of 6,484,800 shares. The value assigned to the acquired trading rights was based on a measurement date of September 20, 2006, the date the agreement was entered into. The average price of the Company’s common stock for the two days before and after the measurement date was used to value the trading rights at approximately $280.8 million. Included in the value are direct costs the Company incurred in preparing and negotiating such agreement. The Company considered the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) in determining that the acquired trading rights have an indefinite useful life.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Long-Term Investments

Long-term investments are comprised principally of the Company’s investments in DME Holdings, Montréal Exchange, Optionable Inc. and IMAREX as described below:

In June 2005, the Company and Tatweer Dubai LLC (“Tatweer”), a subsidiary of Dubai Holding LLC, entered into a joint venture to develop the Middle East’s first energy futures exchange. As part of this venture, DME Holdings Limited (“DME Holdings”) was incorporated as a limited company under the laws of Bermuda. DME Holdings is the indirect owner of Dubai Mercantile Exchange Limited (the “DME”), a limited liability company formed under the laws of the Dubai International Financial Centre (“DIFC”), a financial free zone designed to promote financial services within the United Arab Emirates. On June 1, 2007, DME commenced offering sour crude and fuel oil products for trading. DME is regulated by the Dubai Financial Services Authority, a regulatory body established within the DIFC. The Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At June 30, 2008, the Company’s capital contributions made to the joint venture totaled $8.0 million.

In May 2007, DME Holdings entered into a shareholders agreement with the Oman Investment Fund (the “Shareholders Agreement”) to ultimately sell a 31.58% equity interest in DME Holdings. In conjunction with this agreement, the Company and Tatweer loaned $13.7 million each to DME Holdings in order to meet the financial resource requirements of the regulatory authorities. Upon the consummation of the restructuring of the investment pursuant to the Shareholders Agreement, the Company would have owned a 32.5% economic interest and a 34.21% voting interest in DME Holdings; the Company has agreed with the other shareholders to allocate additional equity to certain market makers and other market participants. The DME continues to implement this plan to provide equity participation which will result in further dilution of the Company’s economic interest. Upon consummation of the Shareholders Agreement, the Company reevaluated its investment in DME under FIN No. 46R and determined that DME was no longer a VIE as it meets the business scope exception. For the three- and six-month periods ended June 30, 2008, the Company incurred losses, attributable to its investment, of approximately $1.8 million and $3.9 million, respectively, as compared to $3.0 million and $4.6 million, respectively, for the three- and six-month periods ended June 30, 2007. These losses are recorded in losses from unconsolidated investments on the condensed consolidated statements of income. As of June 30, 2008, DME repaid the Company approximately $6.4 million of the outstanding loan balance, including interest.

On March 13, 2007, the Company entered into a Private Placement Subscription Agreement with Bourse de Montréal, Inc., a Canadian corporation (“Montréal Exchange”) whereby the Company purchased approximately 3.1 million common shares of Montréal Exchange for approximately $78 million in cash. The shares purchased represented approximately 10% of the total outstanding shares of Montréal Exchange immediately after the execution of the Private Placement Subscription Agreement, which was consummated on March 23, 2007. The Company accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of Montréal Exchange. Subsequently, on March 27, 2007, Montréal Exchange commenced trading on the Toronto Stock Exchange under the symbol “MXX.” Following the public offering of the Montréal Exchange, the Company reported its investment in Montréal Exchange as available-for-sale in accordance with SFAS No. 115. On February 13, 2008, the shareholders of Montréal Exchange approved a business combination with TSX Group Inc. to create a new integrated exchange group whereby Montréal Exchange would become a wholly-owned subsidiary of TSX Group Inc. and Montréal Exchange’s public stock retired. On May 1, 2008, this combination was completed and, in exchange for the Company’s holdings in Montréal Exchange, the Company received approximately $49.3 million in cash and 1.4 million shares of TSX Group Inc. common stock valued at approximately $63.4 million on such date. On June 11, 2008, the shareholders of TSX Group Inc. approved a resolution to change the name of the corporation to TMX Group Inc.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following the completion of their business combination with Montréal Exchange. At June 30, 2008, the fair value of the Company’s holdings of TMX Group Inc. common stock was approximately $58.6 million, which represents an unrealized loss position of $4.8 million for less than twelve months.

In April 2007, the Company entered into a Stock and Warrant Purchase Agreement with Optionable, Inc. (“Optionable”), an energy derivatives broker, whereby the Company purchased 19% of Optionable’s outstanding common shares on a fully diluted basis for approximately $28.9 million in cash. The warrant entitled the Company to purchase from Optionable common shares so as to increase the Company’s ownership to an amount not to exceed 40% of Optionable’s outstanding common shares on a fully diluted basis. The shares of Optionable were considered available-for-sale securities in accordance with SFAS No. 115. Following a precipitous fall in Optionable’s stock price during May 2007 due to the loss of a major customer and resignation of its chief executive officer, among other matters, the Company evaluated its investment in Optionable for other-than-temporary impairment. In evaluating this investment, the Company took into consideration the severity of the stock price decline, the expected period of time necessary for a recovery to occur and the Company’s ability to retain its investment during the period anticipated for recovery in fair value, if any. In analyzing Optionable’s financial condition and following the guidance in SFAS No. 115 and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company determined the impairment in its Optionable investment as other-than-temporary and recorded a pre-tax charge of approximately $26 million in June 2007. After further consideration of all available evidence used to evaluate the fair value of Optionable, the Company concluded, that at June 30, 2008, the decline in fair value was other than temporary and wrote down the remaining carrying value to zero.

In November 2007, the Company acquired approximately 15% of IMAREX ASA (“IMAREX”) for $52 million in cash. Subsequent acquisitions of IMAREX shares, for $2 million in cash, brought the Company’s total ownership to approximately 16% at December 31, 2007. In February 2008, the Company participated in a private placement of shares newly issued by IMAREX (in connection with IMAREX’s acquisition of Spectron Group plc) for approximately $11 million in cash, following which the Company’s ownership in IMAREX increased to approximately 18%. In March 2008, IMAREX consummated a further offering of its shares, in which the Company did not participate, resulting in a decrease of the Company’s total ownership in IMAREX to approximately 15%. IMAREX, headquartered in Oslo, Norway, operates a hybrid model of electronic trading and voice brokerage and offers research, transaction and settlement services for financial derivatives based on oceangoing freight, airborne emissions, farmed salmon, electric power and heavy fuel oil. The shares of IMAREX are reported as available-for-sale securities in accordance with SFAS No. 115. At June 30, 2008, the fair value of the securities was approximately $57.1 million, which represents an unrealized loss position of $8.3 million for less than twelve months.

NOTE 8.    Long-Term Debt

The Company issued long-term debt totaling $100 million during 1996 and 1997 to provide completion financing for the Company’s trading facility and headquarters. This issuance contained three series, each with different maturities, interest rates and repayment schedules. Series A notes require annual principal repayments from 2001 to 2010, and a final payment of principal in 2011. Series B notes require annual principal repayments from 2011 to 2020, and a final payment of principal in 2021. Series C notes require annual principal repayments from 2022 to 2025, and a final payment of principal in 2026. The notes represent senior unsecured obligations of the Company and are not secured by the Company’s headquarters facility, the Company’s interest therein, or any other collateral. The notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefit derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness. At June 30, 2008 and December 31, 2007, the notes payable balance, including the current portion, was $80.3 million.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Earnings per Share

The calculation of earnings per common share for the three- and six-month periods ended June 30, 2008 and 2007 is as follows (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$94,312	$41,745	$165,497	$97,965

Weighted average common shares outstanding:
Basic	94,791,000	94,450,000	94,786,000	94,450,000
Effect of stock options	116,000	277,000	131,000	266,000
Effect of restricted stock units	40,000	71,000	64,000	68,000

Diluted	94,947,000	94,798,000	94,981,000	94,784,000

Earnings per Share:
Basic	$0.99	$0.44	$1.75	$1.04
Diluted	$0.99	$0.44	$1.74	$1.03

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

In 2006, NYMEX Exchange entered into a technology services agreement, dated as of April 6, 2006 (the “Services Agreement”), with CME, a wholly-owned subsidiary of CME Group, to become the exclusive electronic

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trading service provider for NYMEX’s energy futures and options contracts and for metals products listed on its COMEX Division. The Services Agreement has a ten-year term from the launch date with rolling three-year extensions unless, among other reasons, (i) either party elects not to renew the Services Agreement upon written notice prior to the beginning of the applicable renewal term, or (ii) either party elects to terminate the Services Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. Pursuant to the Services Agreement, NYMEX Exchange will pay to CME a minimum annual payment or per trade fees based on average daily volume, whichever is greater. In addition, pursuant to the Services Agreement, if the Company acquires or merges with an entity, that at the time of such acquisition or merger, operates a trading execution system for futures or futures options products (or off-exchange look-alike versions of such products), electronic trading of such products shall be transitioned to CME Globex electronic trading platform (“CME Globex”) within two years.

Under the terms of the Services Agreement, the Company incurred fees of $18.0 million and $35.0 million for the three- and six-month periods ended June 30, 2008, respectively, as compared to $13.5 million and $25.9 million for the same periods last year. These fees are included in direct transaction costs on the condensed consolidated statements of income.

On July 18, 2008, NYMEX Exchange and CME amended the terms of their Services Agreement (the “Amendment”) to extend the terms, at the option of CME, for an additional two years, as discussed in Note 20, “Subsequent Events.” In addition, pursuant to the terms of the Amendment, the mid-term termination right provided in the Services Agreement, which allowed either party to terminate the agreement during the time period between June 11, 2011 and June 11, 2012, has been delayed until the time period between June 11, 2012 and June 11, 2013.

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

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (the “Deferred Plan”) for key employees to permit them to defer receipt of current compensation. The Company may provide a matching and a regular year-end contribution to the Deferred Plan. Matching and year-end contribution percentages follow the same guidelines as the Company’s defined contribution plan. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. The participating employees are general creditors of the Company with respect to these benefits. The Company has the right to amend, modify, or terminate the Deferred Plan at any time. At June 30, 2008 and December 31, 2007, deferred compensation amounted to $2.5 million and $2.8 million, respectively, and is included in accrued salaries and related liabilities on the condensed consolidated balance sheets.

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postemployment Plan

The Company offers various postemployment benefits to employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include both short-term disability income benefits and long-term disability related health benefits. The Company accrues for these future postemployment benefits, which are funded on a pay-as-you-go basis. The Company’s postemployment benefits liabilities at June 30, 2008 and December 31, 2007 were $0.3 million and $0.8 million, respectively.

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

The net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the three and six months ended June 30, 2008 and 2007 included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service costs	$90	$110	$180	$220
Interest costs	102	108	204	216
Amortization of prior service costs	(11)	(14)	(22)	(28)
Amortization of net loss	—	16	—	32

Total net period postretirement benefit cost	$181	$220	$362	$440

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the activity related to the various London exchange lease terminations in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

	Lease Termination Costs		Lease Termination Costs
Total expected to be incurred	$3,426	Liability at January 1, 2008	$878

Charges incurred in 2006	$3,426	Charges	—
Charges incurred in 2007	—	Payments	(61)
Charges incurred in 2008	—

Cumulative charges incurred as of June 30, 2008	$3,426	Liability at June 30, 2008	$817

NOTE 14.    Common Stock

At June 30, 2008, the composition of common stock was as follows:

	Authorized¹	Issued	Outstanding²
Common Stock[3]	101,984,800	22,083,309	22,072,550
Series A-1 Common Stock	24,480,000	19,806,000	19,806,000
Series A-2 Common Stock	24,480,000	23,310,000	23,310,000
Series A-3 Common Stock	24,480,000	23,411,000	23,411,000
Series B-1 Common Stock	2,161,600	1,974,000	1,974,000
Series B-2 Common Stock	2,161,600	2,099,300	2,099,300
Series B-3 Common Stock	2,161,600	2,115,400	2,115,400

	181,909,600	94,799,009	94,788,250

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

On July 29, 2008, the Company filed a Certificate of Retirement of its Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock, Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock (the “Certificate of Retirement”) with the State of Delaware, which became effective on the same day. Pursuant to Section 243(b) of the Delaware General Corporation Law, once the Certificate of Retirement became effective, it had the effect of amending the Company’s certificate of incorporation so as to reduce the number of authorized shares of the Company’s capital stock. Accordingly, the authorized shares of the Company’s capital stock was reduced by 79,924,800 shares, such that the total number of authorized shares of the Company’s capital stock is now 101,984,800.

NOTE 15.    Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash paid for:
Interest	$12,804	$61,856

Income taxes	$118,194	$86,596

Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	$(17,814)	$35,947

Exchange of available-for-sale security	$63,439	$—

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

On January 9, 2008, the Company granted to its employees 376,100 NQSOs and 49,100 RSUs. On May 20, 2008, approximately 7,000 RSUs were granted to its directors under 2006 LTIP. The Company follows fair value accounting for share-based compensation as required under SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires recognition of compensation costs related to share-based

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments over the period that an employee provides services in exchange for the award. The fair value of the NQSOs awards granted on January 9, 2008 was based on the Black-Scholes option-pricing model using the following assumptions:

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

Share-based compensation expense was approximately $4.0 million and $7.7 million for the three and six months ended June 30, 2008, respectively, and is recorded in salaries and employee benefits on the condensed consolidated statements of income.

SFAS No. 123R additionally requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. The Company applied the forfeiture rate to the unvested portion of the NQSOs valuation and performed a true-up for the actual forfeited amount of the valuation on a quarterly basis. As of June 30, 2008, the current forfeiture rate for the non-vested NQSOs and RSUs was 8.3% and 9.8%, respectively, as compared to 9.8% and 12.3%, respectively, at December 31, 2007.

The following table summarizes the changes in NQSOs activities under the 2006 LTIP plan for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,427.2	$77.67	1,066.8	$62.83
Granted	—	—	376.1	118.97
Exercised	9.2	59.00	23.5	59.00
Forfeited or expired	4.0	96.48	5.5	86.26

Outstanding at the end of the period	1,414.0	$77.73	1,414.0	$77.73

Exercisable at the end of the period	49.90	$101.36	49.90	$135.09

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in RSUs under the 2006 LTIP plan for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Shares (in thousands)	Weighted Average Grant-Date FairValue	Shares (in thousands)	Weighted Average Grant-Date FairValue
Nonvested at the beginning of the period	187.5	$76.82	140.5	$62.51
Granted	7.0	98.27	56.1	116.38
Vested	4.7	108.43	6.2	111.29
Forfeited or expired	0.7	100.36	1.3	82.99

Nonvested at the end of the period	189.1	$76.73	189.1	$76.76

At June 30, 2008, there was $40.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over the future vesting period.

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

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to these business segments is set forth below (in thousands):

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$46,887	$163,921	$—	$210,808	$41,219	$122,378	$—	$163,597
Direct transaction costs	—	26,886	—	26,886	—	24,318	—	24,318
Depreciation and amortization	910	2,661	—	3,571	1,766	1,848	—	3,614
Other operating expenses	15,488	23,604	1,915	41,007	16,507	21,671	—	38,178

Operating income (loss)	30,489	110,770	(1,915)	139,344	22,946	74,541	—	97,487
Non-operating income (expense)	—	—	30,847	30,847	—	—	(23,472)	(23,472)

Income (loss) before provision for income taxes	30,489	110,770	28,932	170,191	22,946	74,541	(23,472)	74,015
Provision (benefit) for income taxes	13,293	48,296	14,290	75,879	10,004	32,500	(10,234)	32,270

Net income (loss)	$17,196	$62,474	$14,642	$94,312	$12,942	$42,041	$(13,238)	$41,745

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total	Open Outcry	Electronic Trading & Clearing	Corporate / Other	Total
Total operating revenues	$95,908	$323,775	$—	$419,683	$87,352	$240,471	$—	$327,823
Direct transaction costs	—	54,969	—	54,969	—	48,420	—	48,420
Depreciation and amortization	3,253	3,776	—	7,029	3,592	3,553	—	7,145
Other operating expenses	30,661	44,702	10,090	85,453	36,559	42,500	—	79,059

Operating income (loss)	61,994	220,328	(10,090)	272,232	47,201	145,998	—	193,199
Non-operating income (expense)	—	—	32,385	32,385	—	—	(19,503)	(19,503)

Income (loss) before provision for income taxes	61,994	220,328	22,295	304,617	47,201	145,998	(19,503)	173,696
Provision (benefit) for income taxes	27,029	96,063	16,028	139,120	20,580	63,655	(8,505)	75,731

Net income (loss)	$34,965	$124,265	$6,267	$165,497	$26,621	$82,342	$(10,998)	$97,965

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

The Company has unrecognized tax benefits, including interest, of approximately $4.4 million, net of federal tax effect, as of June 30, 2008. The Company believes that changes in the unrecognized tax benefits due to possible settlements in the next 12 months will not have a material impact on the Company’s effective tax rate. The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN No. 48. The total amount of interest related to tax uncertainties recognized in the condensed consolidated statements of income for the six-month period ended June 30, 2008 was $0.1 million. The earliest tax year open to examination by the Internal Revenue Service and the other tax jurisdictions in which the Company files a tax return is 2003.

NOTE 19.    Commitments and Contingencies

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of June 30, 2008, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$7,739	$4,909	$59,182	$80,281
Long-term debt interest	3,102	5,994	5,783	5,573	4,980	31,233	56,665
Services agreements¹	5,340	10,295	11,571	30,948	—	—	58,154
Operating leases—facilities	1,755	3,034	3,306	3,585	2,051	136	13,867
Operating leases—equipment	930	1,408	540	—	—	—	2,878
Other long-term obligations	917	1,041	967	800	800	5,247	9,772

Total contractual obligations	$14,861	$24,589	$24,984	$48,645	$12,740	$95,798	$221,617

¹

Services agreements include required minimum payments in accordance with the Services Agreement (see Note 11). The Services Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the Services Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the Services Agreement is for remaining payments through year five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation remaining through year five, including the related termination fee in the event the Company elects to terminate the Services Agreement. On July 18, 2008, the Company entered into an amendment to the

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services Agreement in connection with the proposed merger (see Note 20). In addition, the services agreements category includes employment agreements as filed with the SEC.

As previously disclosed in Note 18, the Company has $4.4 million of unrecognized tax benefits as of June 30, 2008. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

The Company occupies premises under leases, including a land lease, with various lessors that expire in 2008 through 2069. Rental expense for facilities and the land lease amounted to $0.6 million and $0.7 million for three months ended June 30, 2008 and 2007, respectively, and $1.3 million for the six months ended June 30, 2008 and 2007. The lease commitments on the Company’s facilities include scheduled base rent increases over the terms of the leases. The base rent payments are being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

The Company leases space to tenants in its headquarters facility. For the three months ended June 30, 2008 and 2007, rents collected from these leases were $2.3 million and $2.2 million, respectively. For the six months ended June 30, 2008 and 2007, rents collected from these leases were $4.6 million and $4.3 million, respectively. Rents collected are recorded in other revenue on the condensed consolidated statements of income. Future minimum rental income for the years 2008 through 2012 are as follows:

(in thousands)
2008	$3,340
2009	4,649
2010	4,461
2011	4,325
2012	4,306
Thereafter	2,409

Total	$23,490

In 1994, the Company entered into a Letter of Intent with Battery Park City Authority (“BPCA”), the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”) to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, the EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. The Company is liable for liquidated damages on a declining scale, currently set at $25.0 million, if it violates the terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy, July 7, 1997.

In May 1995, the Company signed a ground lease (expiring June 2069) with BPCA for the site where it constructed its headquarters and trading facility. The lease establishes payments in lieu of taxes (“PILOTs”) due to New York City, as follows: for the trading portion of the facility, PILOTs are entirely abated for the first 20 years after occupancy; for the office portion of the facility, PILOTs are entirely abated for one year after occupancy, at a percentage of assessment (ranging from 25% to 92.5%) for the next 10 years and, thereafter, at an amount equal to assessment. Space that is subleased is not eligible for abatements.

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

In accordance with the DME shareholders agreement, the Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At June 30, 2008, the Company had contributed a total of $8.0 million.

Section 311(G) of the Bylaws of NYMEX Exchange provides for a revenue sharing arrangement with the owners of Class A memberships in NYMEX Exchange in the event that either: (i) NYMEX Exchange determines to terminate permanently all open outcry floor trading for a specified list of products on the NYMEX Exchange and instead lists such products for electronic trading only; or (ii) a “shift” occurs whereby at least 90% of the contract volume of such NYMEX Exchange product results from electronic trading. Once triggered for a particular product, the obligation under the revenue sharing arrangement consists of the greater of the following amounts: (i) 10% of the gross NYMEX Exchange revenues attributable to all revenue from the electronic trading of such applicable NYMEX Exchange product, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor); or (ii) 100% of the revenue from any additional special fee or surcharge that may be imposed by NYMEX Exchange on the transaction fees applicable to the electronic trading of such applicable NYMEX Exchange product. Once triggered, Bylaw Section 311(G) requires this revenue stream continue in perpetuity or until NYMEX Exchange no longer lists such product for electronic trading. NYMEX Exchange has determined that a “shift” will have occurred for any applicable NYMEX Exchange product following the end of two consecutive fiscal quarters in which, during each quarter, the average quarterly electronic trading volume has equaled or exceeded 90% of the contract volume in such product. Thereafter, revenues that are generated from the electronic trading of such product will begin to accrue and will be paid to the owners of Class A memberships in NYMEX Exchange on a quarterly basis consistent with the financial reporting schedule of NYMEX Holdings. In accordance with the NYMEX Exchange Bylaws, such determination may be subject to challenge by owners of Class A memberships in NYMEX Exchange through arbitration.

Financial Guarantees

The Company has certain guarantee arrangements in its clearing process as well as other financial guarantees discussed below:

Included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program. Under this program, the investment manager extends credit to individuals purchasing NYMEX Division memberships. The program requires that the Company pledge assets to the investment manager in an amount equal to at least 118% of the loan value. In the event a member defaults on a loan, the investment manager has the right to seize the Company’s collateral for the amount of the default, and the Company has the right to liquidate the member’s interest in NYMEX Division to reimburse its loss of collateral. At June 30, 2008, there were total seat loan balances of $3.1 million and securities pledged against the seat loan balances of $3.7 million.

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

There were no events of default as of June 30, 2008 and December 31, 2007, in any of the above arrangements, in which a liability should be recognized.

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

Set forth below is a description of material litigation to which the Company is a party, as of June 30, 2008. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious defense and is vigorously defending the matter described below. The final outcome of any litigation, however, cannot be predicted with certainty, and an adverse resolution of this matter could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company has been named as a defendant in the following legal actions:

In re NYMEX Shareholder Litigation, C.A. No. 3621-VCN

On March 17, 2008, Cataldo J. Capozza, a NYMEX Holdings shareholder and a former Class A member of NYMEX Exchange commenced a putative class action in the Delaware Court of Chancery, on behalf of himself and all other NYMEX Holdings shareholders, against NYMEX Holdings, the members of its board of directors and CME Group. The complaint, which is captioned Capozza v. NYMEX Holdings, Inc., et al., C.A. No. 3621-VCN, and seeks to enjoin the Company’s merger with CME Group (the “Proposed Transaction”), alleges, among

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other things, that the directors breached their fiduciary duties to NYMEX Holdings’ shareholders by attempting to sell the Company for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that CME Group aided and abetted such breaches. On April 21, 2008, NYMEX Holdings and its directors moved to dismiss the complaint and to stay all discovery pending the disposition of the motion to dismiss. CME Group filed similar motions.

On April 14 and 15, 2008, respectively, two additional putative class actions were commenced in the Delaware Court of Chancery by Polly Winters and Joan Haedrich, both purportedly NYMEX Holdings shareholders, on behalf of themselves and all other NYMEX Holdings shareholders, against NYMEX Holdings, the members of its board of directors and CME Group. The Winters and Haedrich complaints contain allegations virtually identical to those in the Capozza action (discussed above).

On May 16, 2008, the Delaware Court of Chancery ordered that the three actions be consolidated under the caption In re NYMEX Shareholder Litigation, C.A. No. 3621-VCN, and that all subsequently filed actions concerning the same subject matter be consolidated with them.

On June 20, 2008, Plaintiffs Capozza, Winters and Haedrich (“Plaintiffs”) filed an Amended and Consolidated Class Action Complaint (the “Amended Complaint”), along with a Motion for Expedited Proceedings (the “Motion to Expedite”), in anticipation of a motion for a preliminary injunction to enjoin the Special Meetings of the shareholders of NYMEX Holdings and the NYMEX Exchange Class A members relating to the Proposed Transaction (the “Preliminary Injunction Motion”). The Amended Complaint alleges that the Proposed Transaction resulted from an unfair and inadequate process and offers an inadequate price. The Amended Complaint further alleges that the preliminary Form S-4 Registration Statement for the Proposed Transaction (which included a NYMEX Holdings/CME Group joint proxy statement/prospectus (the “Preliminary Proxy”)), filed on June 10, 2008 with the Securities and Exchange Commission, was materially incomplete and misleading and omitted or misstated necessary information. By the Amended Complaint, Plaintiffs seek, among other things, an injunction preventing the consummation of the Proposed Transaction.

On June 27, 2008, Plaintiffs filed a Second Consolidated and Amended Class Action Complaint (the “Second Amended Complaint”) to correct certain typographical errors in the Amended Complaint and to add CMEG NY Inc., the CME Group merger subsidiary created for purposes of the Proposed Transaction, as a defendant. On July 9, 2008, NYMEX Holdings and its directors moved to dismiss the Second Amended Complaint. CME Group filed a similar motion.

On June 30, 2008, NYMEX Holdings and its directors and CME Group filed oppositions to the Motion to Expedite. On July 11, 2008, the Court granted that motion, and discovery commenced. Subsequent thereto, the Court scheduled a hearing for August 13, 2008 for the Preliminary Injunction Motion.

On August 5, 2008, Plaintiffs agreed not to pursue the Preliminary Injunction Motion and the Court removed the August 13, 2008 hearing from its calendar. This matter is otherwise ongoing. NYMEX Holdings and CME Group intend to defend vigorously against Plaintiffs’ allegations.

Greene v. NYMEX Holdings, Inc., et al., C.A. No. 3835-VCN

On June 16, 2008, Shelby Greene, purportedly a NYMEX Holdings shareholder and a Class A member of NYMEX Exchange, commenced a putative class action in the Delaware Court of Chancery, on behalf of herself and all other Class A members, against NYMEX Holdings, the members of its board of directors and CME Group. Like the Second Amended Complaint in the consolidated proceeding discussed above, the Greene

NYMEX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint also seeks to enjoin the Proposed Transaction on price, process and disclosure grounds. However, the price claim alleged in the Greene complaint focuses on the consideration to be received by the Class A members in connection with their membership interests in NYMEX Exchange. NYMEX Holdings and its directors filed a motion to dismiss the Greene complaint on July 17, 2008. CME Group filed a similar motion.

On August 5, 2008, Ms. Greene, like Plaintiffs in the consolidated proceeding discussed above, agreed not to pursue a preliminary injunction to enjoin the Special Meetings of the shareholders of NYMEX Holdings and NYMEX Exchange Class A members relating to the Proposed Transaction, and the Court removed the August 13, 2008 hearing from its calendar. This matter is otherwise ongoing. NYMEX Holdings and CME Group intend to defend vigorously against these allegations.

NOTE 20.    Subsequent Events

On July 18, 2008, the Company, CME Group, CMEG NY Inc., a wholly-owned subsidiary of CME Group, and NYMEX Exchange entered into Amendment No. 2 (the “Second Merger Amendment”) to the Agreement and Plan of Merger, dated as of March 17, 2008 and amended as of June 30, 2008, by and among such parties, pursuant to which the Company would merge with and into CMEG NY Inc. (the “Merger”), with CMEG NY Inc. continuing as the surviving company and as a wholly-owned subsidiary of CME Group.

Pursuant to the terms of the Second Merger Amendment, each owner of record of a NYMEX Class A membership as of the close of business on the closing date of the Merger who executes and delivers a waiver and release within 60 days following the closing date of the Merger will receive $750,000 with respect to each NYMEX Class A membership owned of record. The exchange ratio and cash consideration offered to the Company’s stockholders pursuant to the terms of the Merger Agreement remained unchanged.

The Second Merger Amendment also provides that NYMEX Class A members will retain the right to use or lease their memberships for NYMEX Exchange open outcry and electronic trading purposes, the number of NYMEX Class A memberships will be limited to 816 and the NYMEX Exchange seat market will be preserved. Substantially all other rights of the NYMEX Class A members, including the revenue sharing rights contained in Section 311(G) of the NYMEX Exchange bylaws, will be eliminated and replaced with certain commitments, including (a) maintenance of the NYMEX Exchange trading floor in New York until at least December 31, 2012, (b) maintenance of fee differentials between NYMEX Class A members and non-members and account-based rates and (c) establishment of certain clearing firm requirements. These changes will be implemented pursuant to amendments to NYMEX Exchange’s current certificate of incorporation and bylaws, which will require the affirmative vote of owners of 75% of the outstanding NYMEX Class A memberships.

The Second Merger Amendment also provides for the reduction of (a) certain change in control severance payments and tax gross-up payments payable to certain Company executives in connection with the consummation of the Merger pursuant to the Company’s Change in Control Severance Plan and (b) certain other merger-related expenses, totaling $30 million in the aggregate.

Also on July 18, 2008, NYMEX Exchange and CME announced that they have amended the terms of their technology services agreement, dated as of April 6, 2006 (the “Services Agreement”). Pursuant to the terms of the amendment (the “Amendment”), the term of the Services Agreement may, at the option of CME, be extended for an additional two years. In addition, the mid-term termination right provided in the Services Agreement, which allowed either party to terminate the agreement during the time period between June 11, 2011 and June 11, 2012, has been delayed until the time period between June 11, 2012 and June 11, 2013.

The Amendment will only be effective (i) following the special meeting of NYMEX Holdings stockholders to be held in connection with the Merger, pursuant to the Merger Agreement, or (ii) in the event that the special meeting of the Company’s stockholders to be held in connection with the Merger is not held as a result of a breach of the Merger Agreement by the Company, immediately after such breach.

All other terms of the Services Agreement remain in effect without modification.

On July 31, 2008, the Company announced that its board of directors approved a quarterly dividend of $0.10 per common share to stockholders of record as of August 15, 2008 that will be payable on September 15, 2008.

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

Recent Developments

On July 18, 2008, the Company, CME Group, CMEG NY Inc., a wholly-owned subsidiary of CME Group, and NYMEX Exchange entered into Amendment No. 2 (the “Second Merger Amendment”) to the Agreement and Plan of Merger, dated as of March 17, 2008 and amended as of June 30, 2008, by and among such parties, pursuant to which the Company would merge with and into CMEG NY Inc. (the “Merger”), with CMEG NY Inc. continuing as the surviving company and as a wholly-owned subsidiary of CME Group.

Pursuant to the terms of the Second Merger Amendment, each owner of record of a NYMEX Class A membership as of the close of business on the closing date of the Merger who executes and delivers a waiver and release within 60 days following the closing date of the Merger will receive $750,000 with respect to each NYMEX Class A membership owned of record. The exchange ratio and cash consideration offered to the Company’s stockholders pursuant to the terms of the Merger Agreement remained unchanged.

The Second Merger Amendment also provides that NYMEX Class A members will retain the right to use or lease their memberships for NYMEX Exchange open outcry and electronic trading purposes, the number of NYMEX Class A memberships will be limited to 816 and the NYMEX Exchange seat market will be preserved. Substantially all other rights of the NYMEX Class A members, including the revenue sharing rights contained in Section 311(G) of the NYMEX Exchange bylaws, will be eliminated and replaced with certain commitments, including (a) maintenance of the NYMEX Exchange trading floor in New York until at least December 31, 2012, (b) maintenance of fee differentials between NYMEX Class A members and non-members and account-based rates and (c) establishment of certain clearing firm requirements. These changes will be implemented pursuant to amendments to NYMEX Exchange’s current certificate of incorporation and bylaws, which will require the affirmative vote of owners of 75% of the outstanding NYMEX Class A memberships.

The Second Merger Amendment also provides for the reduction of (a) certain change in control severance payments and tax gross-up payments payable to certain Company executives in connection with the consummation of the Merger pursuant to the Company’s Change in Control Severance Plan and (b) certain other merger-related expenses, totaling $30 million in the aggregate.

Also on July 18, 2008, NYMEX Exchange and CME announced that they have amended the terms of their technology services agreement, dated as of April 6, 2006 (the “Services Agreement”). Pursuant to the terms of the amendment (the “Amendment”), the term of the Services Agreement may, at the option of CME, be extended for an additional two years. In addition, the mid-term termination right provided in the Services Agreement, which allowed either party to terminate the agreement during the time period between June 11, 2011 and June 11, 2012, has been delayed until the time period between June 11, 2012 and June 11, 2013.

The Company has incurred $9.6 million of merger-related expenses, of which approximately $7.7 million are considered non-deductible for income tax purposes. These expenses consist primarily of professional fees and are recorded in “Other expenses” in the condensed consolidated statements of income. Certain numbers and percentages in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented excluding these merger-related expenses and are considered non-GAAP (generally accepted accounting principles) financial data. The Company believes that this non-GAAP financial data is useful to assist investors in gaining an understanding of the trends and operating results of the Company’s business. This non-GAAP financial data should be viewed in addition to, and not in lieu of, the Company’s reported results under U.S. GAAP.

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating its financial performance, the Company reviews operating results from operations, which excludes non-operating charges. Pro-forma earnings per share are a non-GAAP performance measure, but the Company believes that it is useful to assist investors in gaining an understanding of the trends and operating results for its core business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of, the reported results under U.S. GAAP. The following is a reconciliation of U.S. GAAP results to pro forma results for the periods presented:

	U.S. GAAP Three Months Ended June 30, 2008	Adjustments [1]	Pro-Forma Three Months Ended June 30, 2008	U.S. GAAP Three Months Ended June 30, 2007	Adjustments [1]	Pro-Forma Three Months Ended June 30, 2007
Operating income	$139,344	$1,666	$141,010	$97,487	$—	$97,487
Non-operating income	30,847	(30,641)	206	(23,472)	25,962	2,490

Income before provision
for income taxes	170,191	(28,975)	141,216	74,015	25,962	99,977
Provision for income taxes	75,879	(13,278)	62,601	32,270	11,319	43,589

Net income	$94,312	$(15,697)	$78,615	$41,745	$14,643	$56,388

Earnings per Share:
Basic	$0.99	$(0.16)	$0.83	$0.44	$0.16	$0.60
Diluted	$0.99	$(0.16)	$0.83	$0.44	$0.15	$0.59

	U.S. GAAP Six Months Ended June 30, 2008	Adjustments [1]	Pro-Forma Six Months Ended June 30, 2008	U.S. GAAP Six Months Ended June 30, 2007	Adjustments [1]	Pro-Forma Six Months Ended June 30, 2007
Operating income	$272,232	$9,591	$281,823	$193,199	$—	$193,199
Non-operating income	32,385	(30,641)	1,744	(19,503)	25,962	6,459

Income before provision
for income taxes	304,617	(21,050)	283,567	173,696	25,962	199,658
Provision for income taxes	139,120	(12,758)	126,362	75,731	11,319	87,050

Net income	$165,497	$(8,292)	$157,205	$97,965	$14,643	$112,608

Earnings per Share:
Basic	$1.75	$(0.09)	$1.66	$1.04	$0.16	$1.20
Diluted	$1.74	$(0.08)	$1.66	$1.03	$0.15	$1.18

¹	The adjustment to operating income is related to the merger-related expenses incurred in connection with the proposed merger with CME Group as discussed above in the “Recent Developments” section. The adjustments to non-operating income are related to a realized gain on the Company’s investment in Bourse de Montréal, Inc. and impairment losses in Optionable Inc. as discussed below in the “Results of Operations” section.

Note Regarding Forward-Looking Statements

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by the Company under the 1934 Act, including in the Company’s December 31, 2007 Annual Report on Form 10-K. The Company’s forward-looking statements are based on information available to the Company as of the date hereof, and except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in various markets in which the Company’s contracts are traded; increased competitive activity; fluctuations in prices of the underlying commodities as well as for trading floor administrative expenses related to the trading and clearing of contracts; the ability to control costs and expenses; changes to legislation or regulations; protection and validity of the Company’s intellectual property rights and rights licensed from others; the Company’s ability to satisfy the closing conditions for the Company’s proposed merger with CME Group and the Company’s ability to realize the benefits and control the costs of the proposed transaction; and other unanticipated events and conditions. It is not possible for the Company to foresee or identify all such factors.

Results of Operations

Net income for the three months ended June 30, 2008 was $94.3 million, an increase of $52.6 million or 126% compared to the same period last year. Included in this amount is a one-time net pretax gain of $30.6 million, consisting of approximately $33.8 million gain on the investment in Bourse de Montréal, Inc. (“Montréal Exchange”) and an impairment loss of $3.2 million on the Company’s remaining investment in Optionable Inc. (“Optionable”), or $15.7 million on an after tax basis. In the second quarter of 2007, the Company initially recorded an impairment loss in Optionable of $26.0 million on a pretax basis or $14.6 million on an after-tax basis. Excluding the gain on the investment in the Montréal Exchange and the impairment losses in Optionable, net income for the three months ended June 30, 2008 was $78.6 million, an increase of $22.2 million or 40% from the same period last year. This increase was the result of operating revenues increasing by $47.2 million, which was partially offset by increases in operating expenses and income taxes of $3.7 million and $19.0 million, respectively, and a decrease in non-operating income of $2.3 million.

For the six months ended June 30, 2008, net income was $165.5 million, an increase of $67.5 million or 69% compared to the same period last year. Excluding the gain on the investment in the Montréal Exchange and the impairment losses in Optionable, net income for the six months ended June 30, 2008 was $157.2 million, an increase of $44.6 million or 40% from the same period last year. This increase was the result of operating revenues increasing by $91.9 million, which was partially offset by increases in operating expenses and income taxes of $3.3 million and $39.3 million, respectively, and a decrease in non-operating income of $4.7 million.

The increase in operating revenues for both the three- and six-month periods were due to an increase in gross clearing and transaction fees as a result of higher trading and clearing volumes. The increase in operating expenses was due primarily to the legal and advisory services related to the Merger Agreement for the three and six months ended June 30, 2008. Direct transaction costs, which are directly associated with higher clearing and transaction volume, also contributed to the increase. The decrease in non-operating income was due primarily to a change in the asset type that comprises the Company’s investment portfolio.

Volumes

Provided below is a summary of total volume traded and/or cleared and open interest on the Company’s three significant components of trading and clearing operations: (i) NYMEX Division; (ii) COMEX Division; and (iii) NYMEX ClearPort® Clearing. NYMEX Division and COMEX Division information presented excludes contracts cleared through NYMEX ClearPort® Clearing. Trading and clearing volumes discussed in this management’s discussion and analysis are expressed as “round-turns,” which are matched buys and sells of the underlying contracts. Trading and clearing volumes include futures settlement and options exercise transactions, as well as cash settlement transactions for contracts cleared on NYMEX ClearPort® Clearing, for which transaction fees are assessed. Open interest represents the number of contracts at June 30, 2008 for which clearing members and their customers are obligated to the Company’s clearinghouse and are required to make or take future delivery of the physical commodity (or in certain cases be settled in cash), or close out the position with an offsetting sale or purchase prior to contract expiration. Options open interest represents unexpired, unexercised option contracts.

NYMEX Division

For the three months ended June 30, 2008, the volume of futures and options contracts traded and cleared on the NYMEX Division was 75.1 million contracts, an increase of 16.1 million contracts or 27%, compared to 59.0 million contracts for the same period last year. Futures contract volume was 61.3 million contracts, an increase of 13.0 million contracts or 27%, compared to 48.3 million contracts for the same period last year. Options contract volume was 13.8 million contracts, an increase of 3.1 million contracts or 28%, compared to 10.7 million contracts for the same period last year.

For the six months ended June 30, 2008, the volume of futures and options contracts traded and cleared on the NYMEX Division was 144.7 million contracts, an increase of 26.3 million contracts or 22%, compared to 118.4 million contracts for the same period last year. Futures contract volume was 118.0 million contracts, an increase of 20.8 million contracts or 22%, compared to 97.2 million contracts for the same period last year. Options contract volume was 26.6 million contracts, an increase of 5.4 million contracts or 26%, compared to 21.2 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s energy futures and options products:

NYMEX Division Contracts Traded and Cleared

For the Three Months Ended June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	40,231	10,591	50,822	30,225	7,102	37,327
Natural gas	10,037	2,549	12,586	7,601	3,037	10,638
Heating oil	5,041	266	5,307	4,375	127	4,502
Gasoline	5,712	358	6,070	5,815	452	6,267
Other	306	14	320	278	22	300

Total	61,327	13,778	75,105	48,294	10,740	59,034

NYMEX Division Contracts Traded and Cleared

For the Six Months Ended June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	75,828	20,407	96,235	62,355	15,122	77,477
Natural gas	20,048	5,087	25,135	15,364	5,134	20,498
Heating oil	10,092	499	10,591	8,952	311	9,263
Gasoline	11,307	617	11,924	9,996	643	10,639
Other	754	39	793	492	22	514

Total	118,029	26,649	144,678	97,159	21,232	118,391

NYMEX Division Contracts Open Interests

At June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Crude oil	1,510	5,144	6,654	1,570	3,553	5,123
Natural gas	978	998	1,976	807	1,315	2,122
Heating oil	226	104	330	237	49	286
Gasoline	254	117	371	183	97	280
Other	47	4	51	33	—	33

Total	3,015	6,367	9,382	2,830	5,014	7,844

The Company believes the overall growth in total futures and options energy contracts traded and cleared on the NYMEX Division for the three- and six-month periods ended June 30, 2008 were due primarily to the following factors:

•	Continued strong global demand for crude oil, natural gas, heating oil and gasoline;

•	Global economic uncertainty and tightness in international supply and demand, combined with a weak U.S. dollar impacted both oil prices as well as volatility of prices and volumes;

•	Unrest in Nigeria and other oil producing countries in Africa, South America and the Middle East heightened concerns over the reliability of oil exports from such countries;

•	A steady increase in the price of gasoline largely due to increases in the price of crude oil;

•

A steady increase in demand for natural gas due to moderately colder winter temperatures as compared to last year; and increases in natural gas prices overseas which, combined with the weaker dollar, resulted in reducing imports of liquefied natural gas to the U.S.; and

•	Increased acceptance and accessibility of electronic trading.

All of these factors impact the volatility of the commodities which, in turn, increases trading activity.

COMEX Division

For the three months ended June 30, 2008, the volume of futures and options contracts traded and cleared on the COMEX Division was 14.1 million contracts, an increase of 4.6 million contracts or 49%, compared to 9.5 million contracts for the same period last year. Futures contract volume was 12.5 million contracts, an increase of 4.2 million contracts or 50%, compared to 8.3 million contracts for the same period last year. Options contract volume was 1.6 million contracts, an increase of 0.4 million contracts or 42%, compared to 1.2 million contracts for the same period last year.

For the six months ended June 30, 2008, the volume of futures and options contracts traded and cleared on the COMEX Division was 30.5 million contracts, an increase of 11.6 million contracts or 62%, compared to 18.9 million contracts for the same period last year. Futures contract volume was 27.0 million contracts, an increase of 10.6 million contracts or 65%, compared to 16.4 million contracts for the same period last year. Options contract volume was 3.5 million contracts, an increase of 1.0 million contracts or 41%, compared to 2.5 million contracts for the same period last year.

The following tables set forth trading and clearing volumes and open interest for the Company’s major metals futures and options products:

COMEX Division Contracts Traded and Cleared

For the Three Months Ended June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	8,827	1,110	9,937	5,448	817	6,265
Silver	2,374	521	2,895	1,771	323	2,094
High grade copper	1,291	5	1,296	1,086	12	1,098
Aluminum	—	—	—	—	—	—

Total	12,492	1,636	14,128	8,305	1,152	9,457

COMEX Division Contracts Traded and Cleared

For the Six Months Ended June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	19,575	2,397	21,972	11,207	1,839	13,046
Silver	5,008	1,073	6,081	3,238	612	3,850
High grade copper	2,407	15	2,422	1,954	21	1,975
Aluminum	—	—	—	1	—	1

Total	26,990	3,485	30,475	16,400	2,472	18,872

COMEX Division Contracts Open Interests

At June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Gold	429	448	877	377	337	714
Silver	126	147	273	117	102	219
High grade copper	109	2	111	79	2	81
Aluminum	—	—	—	—	—	—

Total	664	597	1,261	573	441	1,014

The Company believes the increases in futures and options metals contracts traded and cleared on the COMEX Division for the three-and six-month periods ended June 30, 2008 were due primarily to the following factors:

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

NYMEX ClearPort® Clearing

For the three months ended June 30, 2008, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 26.7 million contracts, an increase of 7.3 million contracts or 38%, compared to 19.4 million contracts for the same period last year. Futures contract volume was 17.7 million contracts, an increase of 5.9 million contracts or 49%, compared to 11.8 million contracts for the same period last year. Options contract volume was 9.0 million contracts, an increase of 1.4 million contracts or 19%, compared to 7.6 million contracts for the same period last year.

For the six months ended June 30, 2008, the volume of futures and options contracts cleared on NYMEX ClearPort® Clearing was 54.8 million contracts, an increase of 11.8 million contracts or 28%, compared to 43.0 million contracts for the same period last year. Futures contract volume was 35.7 million contracts, an increase of 9.7 million contracts or 38%, compared to 26.0 million contracts for the same period last year. Options contract volume was 19.1 million contracts, an increase of 2.1 million contracts or 12%, compared to 17.0 million contracts for the same period last year.

The following tables set forth clearing volumes for products cleared through NYMEX ClearPort® Clearing:

NYMEX ClearPort® Clearing Contracts

For the Three Months Ended June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	15,498	6,306	21,804	10,808	6,606	17,414
Electricity	145	117	262	152	100	252
Petroleum	1,928	2,605	4,533	459	757	1,216
Coal	45	—	45	29	—	29
Other	67	15	82	392	141	533

Total	17,683	9,043	26,726	11,840	7,604	19,444

NYMEX ClearPort® Clearing Contracts

For the Six Months Ended June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	31,685	14,012	45,697	24,249	15,195	39,444
Electricity	164	213	377	314	195	509
Petroleum	3,687	4,891	8,578	955	1,492	2,447
Coal	90	—	90	55	—	55
Other	77	22	99	393	141	534

Total	35,703	19,138	54,841	25,966	17,023	42,989

NYMEX ClearPort® Clearing Open Interests

At June 30,

	2008			2007
	Futures	Options	Total	Futures	Options	Total
	(in thousands)
Natural gas	7,598	6,145	13,743	6,564	5,610	12,174
Electricity	190	211	401	232	138	370
Petroleum	499	1,971	2,470	357	857	1,214
Coal	20	—	20	13	—	13
Other	14	—	14	2	—	2

Total	8,321	8,327	16,648	7,168	6,605	13,773

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

Operating Revenues

The components of operating revenues, as well as dollar and percentage changes, are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2008	2007	2008 v 2007		2008	2007	2008 v 2007
Clearing and transaction fees	$180,400	$137,390	$43,010	31%	$359,451	$275,567	$83,884	30%
Market data fees	26,913	23,363	3,550	15%	53,126	46,500	6,626	14%
Other	3,495	2,844	651	23%	7,106	5,756	1,350	23%

	$210,808	$163,597	$47,211	29%	$419,683	$327,823	$91,860	28%

Clearing and Transaction Fees

The increase for the three and six months ended June 30, 2008 was due principally to the continued strong growth in products traded on CME Globex and NYMEX ClearPort® Clearing electronic platforms. For the three months ended June 30, 2008, the total volume of contracts traded and/or cleared was 116.0 million contracts, an increase of 32% compared to 87.9 million contracts in the same period last year. Average daily volume was 1.812 million contracts, a 30% increase compared to 1.396 million contracts in the prior year period. The increase for the six months ended June 30, 2008 was attributed to an increase in the percentage of trades executed through CME Globex and NYMEX ClearPort® Clearing electronic platform. The total volume of contracts traded and/or cleared was 230.0 million contracts, an increase of 28% compared to 180.3 million contracts for the same period last year. Average daily volume was 1.841 million contracts for the six months ended June 30, 2008, a 27% increase compared to 1.454 million contracts for the first half of 2007. Additionally, the gross average rate per contract increased to $1.56 from $1.53 for the six months ended June 30, 2008 and 2007, respectively. This increase is driven primarily by a fee increase that went into effect on January 1, 2008 as well as increased volume on NYMEX ClearPort® Clearing which charges a higher rate per contract. While volume has a significant impact on clearing and transaction fees revenue, the percentage of trades executed by member and non-member customers also influences the Company’s rate per contract, as non-member customers are charged higher fees than member customers.

Market Data Fees

The Company provides proprietary real-time market data, news and advanced analytics to desktops and mobile devices for which the Company charges fees. Market data provides information about bids, offers, trades and trade size relating to futures and options contracts to the Company’s subscribers. The increase in market data fees for the three and six months ended June 30, 2008 was attributable to a new price structure that went into effect on February 1, 2008, as well as an increase in desktops and mobile devices in 2008. As of June 30, 2008, the Company’s market data was displayed on approximately 149,000 devices.

Other

The increase for the three and six months ended June 30, 2008 was due primarily to facilitation desk fees that were implemented in the fourth quarter of 2007 as well as higher floor fines and rental income for the respective periods. The facilitation desk fees are charged when the Company’s customer service department is needed to facilitate customer trades.

Operating Expenses

The components of operating expenses, as well as dollar and percentage changes, are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2008	2007	2008 v 2007		2008	2007	2008 v 2007
Direct transaction costs	$26,886	$24,318	$2,568	11%	$54,969	$48,420	$6,549	14%
Salaries and employee benefits	19,887	20,482	(595)	-3%	39,863	41,520	(1,657)	-4%
Occupancy and equipment	5,893	5,604	289	5%	11,653	11,547	106	1%
Depreciation and amortization	3,571	3,614	(43)	-1%	7,029	7,145	(116)	-2%
General and administrative	4,583	4,945	(362)	-7%	9,204	9,642	(438)	-5%
Professional services	5,079	3,922	1,157	30%	8,205	8,108	97	1%
Telecommunications	1,428	1,417	11	1%	2,678	2,840	(162)	-6%
Marketing	2,013	1,626	387	24%	3,363	3,559	(196)	-6%
Other expenses	2,124	182	1,942	1067%	10,487	1,843	8,644	469%

	$71,464	$66,110	$5,354	8%	$147,451	$134,624	$12,827	10%

Direct Transaction Costs

The increase in direct transaction costs for the three and six months ended June 30, 2008 was primarily attributable to record volume on CME Globex. For the three and six months ended June 30, 2008, NYMEX

Division electronic trading volume on CME Globex averaged approximately 865,000 contracts per day and 840,000 contracts per day, respectively, an increase of 42% and 39% compared to the same respective periods last year. COMEX Division electronic trading volume on CME Globex averaged approximately 172,000 contracts per day and 188,000 contracts per day for the three and six months ended June 30, 2008, respectively, an increase of 70% and 96% compared to the same respective periods last year. Increased volume on NYMEX ClearPort® Clearing also contributed to the increase in direct transaction costs. Direct transaction costs for both of these platforms are volume based and, therefore, the increased volumes equated to higher costs.

Salaries and Employee Benefits

Salaries and employee benefits are comprised of employee wages, bonuses, non-cash share-based compensation, benefits and employer taxes. The decrease in salaries and employee benefits for the three and six months ended June 30, 2008 was due primarily to a decrease in the average number of employees compared to the same periods last year. This decline in employees, as a result of workforce reduction implemented in the fourth quarter of 2007, resulted in lower total wages and related benefit costs for the respective periods. Partially offsetting this decrease was an increase in share-based compensation expense, as a result of additional equity awards granted in 2008 of $1.4 million and $2.8 million for the three and six months ended June 30, 2008, respectively.

Occupancy and Equipment

The increase in occupancy and equipment expenses for the three and six months ended June 30, 2008 was due primarily to higher utility expenses of the Company’s trading facilities and corporate headquarters. The Company has experienced record-high prices for energy related costs during the second quarter and first half of 2008 and expects these costs to continue to increase in the third quarter of 2008.

Depreciation and Amortization

Depreciation and amortization expenses for the three and six months ended June 30, 2008 were essentially the same compared to the same respective periods last year.

General and Administrative

The decrease in general and administrative expenses for the three and six months ended June 30, 2008 was principally attributable to the cost reduction initiatives that began in the fourth quarter of 2007.

Professional Services

The increase in professional services expenses for the three and six months ended June 30, 2008 was principally attributable to higher legal and consulting fees to support the Company’s strategic business initiatives, such as the launch in the current quarter of environmental contracts for the Green Exchange venture, as well as the Company’s alliance with LCH.Clearnet.

Telecommunications

The telecommunications expenses for the three and six months ended June 30, 2008 were essentially the same compared to the same respective periods last year.

Marketing

Marketing expenses consist of conferences, special events, advertising, and promotional expenses related to promoting the trading of Company products and attracting new customers. For the three months ended June 30,

2008, the increase in marketing costs was attributable to higher costs for conferences, special events and other marketing related expenses. For the six months ended June 30, 2008, the decrease was principally attributable to higher advertising and other marketing expenses incurred in the prior year period related to the Company’s expansion initiatives.

Other Expenses

The Company entered into a Merger Agreement with CME Group and, as a result, incurred merger-related expenses of $1.7 million and $9.6 million for the three- and six-month periods ended June 30, 2008, respectively. These expenses were primarily investment banking, legal and accounting fees. Excluding these merger-related expenses, other expenses increased by $0.3 million for the current quarter and decreased by $0.9 million for the six months ended June 30, 2008. For the second quarter of 2008, the increase is principally attributable to higher charitable contributions as compared to the same period last year. The decrease for the six months ended June 30, 2008 was a direct result of lower member benefit costs, as the Company discontinued its members’ benefit subsidy program effective April 1, 2007.

Non-Operating Income and Expenses

The components of non-operating income and expenses, as well as dollar and percentage changes, are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2008	2007	2008 v 2007		2008	2007	2008 v 2007
Investment income, net	$3,222	$6,133	$(2,911)	-47%	$6,836	$12,840	$(6,004)	-47%
Interest income from securities lending	4,829	31,087	(26,258)	-84%	12,597	60,493	(47,896)	-79%
Interest expense/fees from securities lending	(4,233)	(30,136)	25,903	86%	(10,281)	(59,025)	48,744	83%
Interest expense	(1,587)	(1,612)	25	2%	(3,173)	(3,224)	51	2%
Gain (losses) losses from unconsolidated investments	28,616	(28,944)	57,560	199%	26,406	(30,587)	56,993	186%

	$30,847	$(23,472)	$54,319	231%	$32,385	$(19,503)	$51,888	266%

Investment Income, Net

The decrease in investment income, net for the three and six months ended June 30, 2008 was due to a repositioning of the Company’s investment portfolio in response to the credit crisis that became highly evident in the second half of 2007. This change to the Company’s investments, while intended to preserve capital and provide liquidity, also resulted in a lower rate of return. The Company invests excess cash principally in U.S. government securities, as opposed to the prior year periods where the funds were invested primarily in taxable and non-taxable securities yielding higher returns. Additionally, the overall decline in market conditions and federal reserve rate cuts, among other things, contributed to the decrease in investment income during the second quarter and first half of 2008.

Interest Income and Interest Expense/Fees from Securities Lending

In August 2007, the Company limited its exposure to the high volatility in the credit markets and ceased lending out additional securities. This resulted in a decline in interest income and interest expense from securities lending for the three and six months ended June 30, 2008 compared to the same periods last year. Despite the decrease in invested funds, the Company was able to earn a higher net yield on its securities lending portfolio due to a higher average investment rate earned during the current quarter. The ratio of interest expense/fees to interest income will vary, as the Company is able to negotiate better rates on its interest expense depending on whether the securities that it lends out are in greater demand.

Interest Expense

Interest expense for the three and six months ended June 30, 2008 was essentially the same compared to the same periods last year. Interest expense is comprised predominantly of interest the Company incurs on its long-term debt.

Gain (Losses) from Unconsolidated Investments

The gain from unconsolidated investments for the three and six months ended June 30, 2008 was principally attributable to the Company’s investment in the Montréal Exchange. On May 1, 2008, Montréal Exchange Inc. and TSX Group Inc. completed their business combination to create a new integrated exchange group named TMX Group Inc. As a result of the merger, the Company recorded a pre-tax gain of $33.8 million for the three and six months ended June 30, 2008. Partially offsetting this gain is an impairment loss of $3.2 million related to the Company’s remaining investment in Optionable. In the second quarter of 2007, the Company recognized an initial impairment charge of $26.0 million related to Optionable. Excluding the investment gain in Montréal Exchange and the impairment losses in Optionable, losses from unconsolidated investments were $2.0 million and $4.2 million for the three and six months ended June 30, 2008, respectively, principally related to the Company’s investment in the Dubai Mercantile Exchange Limited (“DME”). Excluding the impairment charge of $26.0 million related to Optionable, losses from unconsolidated investments for the three and six months ended June 30, 2007 of $2.9 million and $4.6 million, respectively, were principally attributable to the Company’s investment in DME.

Provision for Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2008 was 44.58% and 45.67%, respectively, compared to 43.6% for the same periods last year. The effective tax rate for the three and six months ended June 30, 2008 was negatively impacted by non-deductible compensation under section 162(m) of the Internal Revenue Code and non-deductible business combination expenses related to the Merger Agreement.

Financial Condition and Cash Flows

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, the Company had $635.6 million and $464.4 million, respectively, in cash and cash equivalents and marketable securities. Working capital at June 30, 2008 and December 31, 2007 was $651.3 million and $474.0 million, respectively. The Company has a long-term AA+ and a short-term A-1+ counter-party credit rating from Standard & Poor’s Rating Services that was initially obtained in April 2003 and sustained through a ratings review in September 2006.

Sources and Uses of Cash

The following table is a summary of significant cash flow categories for the six months ended June 30, 2008 and 2007:

	June 30,
	2008	2007
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$(13,713)	$134,439
Investing activities	307,862	89,480
Financing activities	(295,034)	(225,438)

Net decrease in cash and cash equivalents	$(885)	$(1,519)

Net cash used in operating activities for the six months ended June 30, 2008 was $13.7 million, a decrease of $148.2 million compared to the same period last year. The decrease was principally attributable to period over period change of the following compared to the six months ended June 30, 2007:

•	a transfer of cash of $201.9 million, as excess cash was invested in marketable securities;

•	a reduction of impairment loss of $22.7 million related to the Company’s investment in Optionable; and

•	a gain of $33.9 million related to the Company’s investment in Montréal Exchange.

These items were partially offset by the following during the six months ended June 30, 2008:

•	an increase in net earnings of $67.5 million;

•	an increase in non-cash activity of $20.5 million; and

•	increases in income tax payable of $11.5 million and other current liabilities of $10.6 million.

Under its securities lending program, JPMorgan Chase Bank, N.A. (“JPMorgan”), as agent for the Company, lends on an overnight basis, a portion of the clearing members’ securities on deposit in the Company’s margin deposits and guaranty fund to third parties in return for cash collateral. JPMorgan, in turn, invests the cash collateral in various investments on behalf of the Company, in accordance with the program’s investment guidelines. The Company receives the benefits, and bears the risks, of such investments. The cash collateral received is recorded as a liability and presented in financing activities on the Company’s condensed consolidated statements of cash flows. The corresponding investment is recorded as an asset, and its purchases and redemptions are presented in investing activities on the Company’s condensed consolidated statements of cash flows.

Net cash provided by investing activities for the six months ended June 30, 2008, exclusive of securities purchased under the securities lending program, was $31.3 million, an increase of $157.6 million over the same period last year. This increase was due primarily to reduced investments of $94.7 million in unconsolidated entities during the six months ended June 30, 2008, as well as proceeds of $49.3 million related to the Company’s investment in Montréal Exchange. The Company invested approximately $12.7 million in IMAREX ASA and the DME during the six months ended June 30, 2008, as opposed to its investment of approximately $107.4 million in the Montréal Exchange and Optionable during the same period last year (see Note 7 to the unaudited condensed consolidated financial statements).

Net cash used in financing activities for the six months ended June 30, 2008, exclusive of cash received under the securities lending program, was $18.4 million, an increase of $8.8 million compared to the same period last year. This increase is attributable to cash dividends paid to the Company’s stockholders totaling $20.0 million during the current year compared to $9.2 million for the same period last year. This increase was offset, in part, by proceeds of $1.4 million received from the exercise of employee stock option awards.

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

Investment Policy

The Company maintains cash and short-term investments in an amount sufficient to meet its working capital requirements. The Company’s investment policies are designed to maintain a high degree of liquidity, while emphasizing safety of principal. Excess cash on hand is generally invested overnight in short-term marketable securities. Cash that is not required to meet daily working capital requirements is invested primarily in U.S. government securities. The Company also invests in equity securities. Investments in the securities lending program are generally invested in corporate debt securities. At June 30, 2008 and December 31, 2007, cash and investments were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$2,411	$3,296
Collateral from securities lending program	558,367	842,444
Marketable securities	633,202	461,142

	$1,193,980	$1,306,882

Included in marketable securities at June 30, 2008 are investments totaling $11.6 million relating to the COMEX Division Members’ Recognition and Retention Plan (“MRRP”) (see Note 10 to the unaudited condensed consolidated financial statements).

Also, included in marketable securities are investments that are pledged as collateral with one of the Company’s investment managers relating to a membership seat financing program (see Note 19 to the unaudited condensed consolidated financial statements).

The Company is required, under the Commodity Exchange Act, to maintain separate accounts for cash and securities that are deposited by clearing members, at banks approved by the Company, as margin for house and customer accounts. These margin deposits are used by members to meet their obligations to the Company for margin requirements on open futures and options positions, as well as delivery obligations. In addition, each clearing member firm is required to maintain a security deposit, in the form of cash or U.S. Treasury securities with a maturity of ten years or less or shares of certain approved money market mutual funds, of a minimum of $2.5 million in the Guaranty Fund. The Guaranty Fund may be used for any loss sustained by the Company as a result of the failure of a clearing member to discharge its obligations on the NYMEX Division or COMEX Division. The Company is entitled to earn interest on cash balances posted as margin deposits and Guaranty Funds. Such balances are included in the Company’s condensed consolidated balance sheets, and are generally invested overnight in cash and securities purchased under agreements to resell. The table in Note 5 to the unaudited condensed consolidated financial statements sets forth margin deposits and Guaranty Fund balances held by the Company on behalf of clearing members at June 30, 2008 and December 31, 2007.

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

Future Cash Requirements

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s material contractual cash obligations include long-term debt, a technology services agreement, operating leases and other contracts. A summary of the Company’s minimum required future cash payments associated with its contractual cash obligations outstanding as of June 30, 2008, as well as an estimate of the timing in which these commitments are expected to expire, are set forth in the following table:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt principal	$2,817	$2,817	$2,817	$7,739	$4,909	$59,182	$80,281
Long-term debt interest	3,102	5,994	5,783	5,573	4,980	31,233	56,665
Services agreements¹	5,340	10,295	11,571	30,948	—	—	58,154
Operating leases—facilities	1,755	3,034	3,306	3,585	2,051	136	13,867
Operating leases—equipment	930	1,408	540	—	—	—	2,878
Other long-term obligations	917	1,041	967	800	800	5,247	9,772

Total contractual obligations	$14,861	$24,589	$24,984	$48,645	$12,740	$95,798	$221,617

¹	Services agreements include required minimum payments in accordance with the Services Agreement (see Note 11 to the unaudited condensed consolidated financial statements). The Services Agreement has a ten-year term from the launch date with rolling three-year extensions. Either party may elect to terminate the Services Agreement between the fifth and the sixth year anniversary of the first launch date upon written notice and payment of a termination fee. As a result, the Company’s current minimum obligation under the Services Agreement is for remaining payments through year five. As such, the Contractual Obligations table above sets forth the Company’s minimum obligation remaining through year five, including the related termination fee in the event the Company elects to terminate the Services Agreement. The Company has entered into amendment to the Services Agreement in connection with the proposed merger (see Note 20 to the unaudited condensed consolidated financial statements). In addition, the services agreements category includes employment agreements as filed with the SEC.

The Company has unrecognized tax benefits, including interest, of approximately $4.4 million, net of tax effect, as of June 30, 2008. The Company is subject to periodic examinations of its income tax returns by the U.S. Internal Revenue Service and various state and local taxing authorities, which could result in future tax liabilities, the payment of which would offset the current unrecognized tax benefits. Due to the uncertainty of the outcome of any future income tax examinations, it is not possible to estimate when tax payments, if any, would be made.

In 1995, the Company secured a grant of $128.7 million from the New York City Economic Development Corporation (“EDC”) and the Empire State Development Corporation (“ESDC”, formerly known as the New York State Urban Development Corporation) for construction of its corporate headquarters and trading facility. The grant is being recognized in income on the same basis as, and is a reduction to, the depreciation of the facility. The Company is liable for liquidating damages on a declining scale, currently at $25 million, if it violates the terms of the occupancy agreement at any time prior to the 15 years from the date of occupancy, July 7, 1997.

The Company’s senior notes are subject to a prepayment penalty in the event they are paid off prior to their scheduled maturities. The Company believes that any economic benefits derived from early redemption of these notes would be offset by the redemption penalty. These notes place certain limitations on the Company’s ability to incur additional indebtedness.

In accordance with the DME shareholders agreement, the Company is required to contribute capital to the joint venture in an aggregate amount of $9.8 million over a five-year period, contingent upon the DME’s achievement of certain agreed upon performance targets. At June 30, 2008, the Company had contributed a total of $8.0 million.

Section 311(G) of the Bylaws of NYMEX Exchange provides for a revenue sharing arrangement with the owners of Class A memberships in NYMEX Exchange in the event that either: (i) NYMEX Exchange determines to terminate permanently all open outcry floor trading for a specified list of products on the NYMEX Exchange and instead lists such products for electronic trading only; or (ii) a “shift” occurs whereby at least 90% of the contract volume of such NYMEX Exchange product results from electronic trading. Once triggered for a particular product, the obligation under the revenue sharing arrangement consists of the greater of the following amounts: (i) 10% of the gross NYMEX Exchange revenues attributable to all revenue from the electronic trading of such applicable NYMEX Exchange products, but not including market data fees or revenues from bilateral transactions cleared through NYMEX ClearPort® Clearing (or its successor); (ii) or 100% of the revenue from any additional special fee or surcharge that may be imposed by NYMEX Exchange on the transaction fees applicable to the electronic trading of such applicable NYMEX Exchange products. Once triggered, Bylaw Section 311(G) requires this revenue stream continue in perpetuity or until NYMEX Exchange no longer lists such product for electronic trading. NYMEX Exchange has determined that a “shift” will have occurred for any applicable NYMEX Exchange product following the end of two consecutive fiscal quarters in which, during each quarter, the average quarterly electronic trading volume has equaled or exceeded 90% of the contract volume in such product. Thereafter, revenues that are generated from the electronic trading of such product will begin to accrue and will be paid to the owners of Class A memberships in NYMEX Exchange on a quarterly basis consistent with the financial reporting schedule of NYMEX Holdings. In accordance with the NYMEX Exchange Bylaws, such determination may be subject to challenge by owners of Class A memberships in NYMEX Exchange through arbitration.

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

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 of the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2007. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis in the Company’s 2007 Annual Report on Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of SFAS 157, as discussed below, there have been no significant changes in the Company’s critical accounting policies since December 31, 2007.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a consistent framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 establishes a fair value hierarchy which requires an entity to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs to valuation techniques that may be used to measure fair value (see Note 3 to the unaudited condensed consolidated financial statements).

Financial assets are considered Level 3 when their fair values are determined using pricing models with at least one significant input or assumption that is unobservable. The Company’s Level 3 securities represent certain illiquid investments associated with the securities lending program and primarily include medium term bank notes and certain asset-backed securities for which there is limited market activity. At June 30, 2008, the fair value of these securities were based on internally developed models that incorporate company assumptions on the expected timing of cash flows, credit spreads and liquidity adjustments. This represents the Company’s best estimate of exit price as defined by SFAS No. 157.

On January 1, 2008, the Company had $842.4 million invested under the securities lending program, which are predominately comprised of investments valued using Level 2 inputs. The amount of securities in the securities lending program valued using Level 3 inputs declined during the first half of 2008 by approximately $123.1 million since the Company identified observable inputs for these securities or the securities matured at par. At June 30, 2008, $35.6 million of the corporate debt securities associated with the securities lending program remained classified in Level 3 (approximately 6.4% of the Company’s collateral from securities lending program) as the securities contained at least one significant input which was unobservable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company’s marketable securities (excluding equity and short-term debt securities), collateral from securities lending program and long-term debt including expected principal and interest cash flows for the years 2008 through 2012 and thereafter. The marketable securities and collateral from securities lending program are classified as trading and available-for-sale securities, respectively.

Principal Amounts by Expected Maturity

At June 30, 2008

(in thousands)

Year	Principal	Interest	Total	Weighted Average Interest Rate
Assets
Debt Securities
2008	$165,039	$5,802	$170,841	1.66%
2009	440,535	3,267	443,802	6.57%
2010	205	533	738	4.77%
2011	70	467	537	4.79%
2012	200	381	581	4.80%
Thereafter	7,249	5,194	12,443	5.05%

Total	$613,298	$15,644	$628,942

Liabilities
Corporate Debt
2008	$2,817	$3,103	$5,920	7.73%
2009	2,817	5,994	8,811	7.74%
2010	2,817	5,783	8,600	7.75%
2011	7,739	5,573	13,312	7.76%
2012	4,909	4,981	9,890	7.77%
Thereafter	59,182	31,232	90,414	7.79%

Total	$80,281	$56,666	$136,947

Interest Rate Risk

Current Assets

The Company’s investment income, net consists primarily of interest income and realized and unrealized gains and losses on the market values of its investments. Given the composition of its investment portfolio, the Company’s investment income is highly sensitive to fluctuation in interest rates. Investment income for the three and six months ended June 30, 2008 was $3.2 million and $6.8 million, respectively, compared to $6.1 million and $12.8 million for the same periods last year. The fair value of the Company’s marketable securities, including equity and short-term debt securities was $633.2 million at June 30, 2008. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

In re NYMEX Shareholder Litigation, C.A. No. 3621-VCN

On March 17, 2008, Cataldo J. Capozza, a NYMEX Holdings shareholder and a former Class A member of NYMEX Exchange commenced a putative class action in the Delaware Court of Chancery, on behalf of himself and all other NYMEX Holdings shareholders, against NYMEX Holdings, the members of its board of directors and CME Group. The complaint, which is captioned Capozza v. NYMEX Holdings, Inc., et al., C.A. No. 3621-VCN, and seeks to enjoin the Company’s merger with CME Group (the “Proposed Transaction”), alleges, among other things, that the directors breached their fiduciary duties to NYMEX Holdings’ shareholders by attempting to sell the Company for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that CME Group aided and abetted such breaches. On April 21, 2008, NYMEX Holdings and its directors moved to dismiss the complaint and to stay all discovery pending the disposition of the motion to dismiss. CME Group filed similar motions.

On April 14 and 15, 2008, respectively, two additional putative class actions were commenced in the Delaware Court of Chancery by Polly Winters and Joan Haedrich, both purportedly NYMEX Holdings shareholders, on behalf of themselves and all other NYMEX Holdings shareholders, against NYMEX Holdings, the members of its board of directors and CME Group. The Winters and Haedrich complaints contain allegations virtually identical to those in the Capozza action (discussed above).

On May 16, 2008, the Delaware Court of Chancery ordered that the three actions be consolidated under the caption In re NYMEX Shareholder Litigation, C.A. No. 3621-VCN, and that all subsequently filed actions concerning the same subject matter be consolidated with them.

On June 20, 2008, Plaintiffs Capozza, Winters and Haedrich (“Plaintiffs”) filed an Amended and Consolidated Class Action Complaint (the “Amended Complaint”), along with a Motion for Expedited Proceedings (the “Motion to Expedite”), in anticipation of a motion for a preliminary injunction to enjoin the Special Meetings of the shareholders of NYMEX Holdings and the NYMEX Exchange Class A members relating to the Proposed Transaction (the “Preliminary Injunction Motion”). The Amended Complaint alleges that the Proposed Transaction resulted from an unfair and inadequate process and offers an inadequate price. The Amended Complaint further alleges that the preliminary Form S-4 Registration Statement for the Proposed Transaction (which included a NYMEX Holdings/CME Group joint proxy statement/prospectus (the “Preliminary Proxy”)), filed on June 10, 2008 with the Securities and Exchange Commission, was materially incomplete and misleading and omitted or misstated necessary information. By the Amended Complaint, Plaintiffs seek, among other things, an injunction preventing the consummation of the Proposed Transaction.

On June 27, 2008, Plaintiffs filed a Second Consolidated and Amended Class Action Complaint (the “Second Amended Complaint”) to correct certain typographical errors in the Amended Complaint and to add CMEG NY Inc., the CME Group merger subsidiary created for purposes of the Proposed Transaction, as a defendant. On July 9, 2008, NYMEX Holdings and its directors moved to dismiss the Second Amended Complaint. CME Group filed a similar motion.

On June 30, 2008, NYMEX Holdings and its directors and CME Group filed oppositions to the Motion to Expedite. On July 11, 2008, the Court granted that motion, and discovery commenced. Subsequent thereto, the Court scheduled a hearing for August 13, 2008 for the Preliminary Injunction Motion.

On August 5, 2008, Plaintiffs agreed not to pursue the Preliminary Injunction Motion and the Court removed the August 13, 2008 hearing from its calendar. This matter is otherwise ongoing. NYMEX Holdings and CME Group intend to defend vigorously against Plaintiffs’ allegations.

Greene v. NYMEX Holdings, Inc., et al., C.A. No. 3835-VCN

On June 16, 2008, Shelby Greene, purportedly a NYMEX Holdings shareholder and a Class A member of NYMEX Exchange, commenced a putative class action in the Delaware Court of Chancery, on behalf of herself and all other Class A members, against NYMEX Holdings, the members of its board of directors and CME Group. Like the Second Amended Complaint in the consolidated proceeding discussed above, the Greene complaint also seeks to enjoin the Proposed Transaction on price, process and disclosure grounds. However, the price claim alleged in the Greene complaint focuses on the consideration to be received by the Class A members in connection with their membership interests in NYMEX Exchange. NYMEX Holdings and its directors filed a motion to dismiss the Greene complaint on July 17, 2008. CME Group filed a similar motion.

On August 5, 2008, Ms. Greene, like Plaintiffs in the consolidated proceeding discussed above, agreed not to pursue a preliminary injunction to enjoin the Special Meetings of the shareholders of NYMEX Holdings and NYMEX Exchange Class A members relating to the Proposed Transaction, and the Court removed the August 13, 2008 hearing from its calendar. This matter is otherwise ongoing. NYMEX Holdings and CME Group intend to defend vigorously against these allegations.

Completion of the merger is subject to a number of closing conditions that could delay completion of the merger or impose conditions that could have a material adverse effect on the Company or that could cause abandonment of the merger.

The merger is subject to a number of closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by the stockholders of the Company, (ii) approval by the stockholders of CME Group of (A) the amended and restated CME Group certificate of incorporation and (B) the issuance of shares of CME Group Class A common stock in connection with the merger, (iii) approval by owners of 75% of the outstanding NYMEX Class A memberships of changes to the certificate of incorporation and bylaws of NYMEX Exchange which eliminate substantially all of the NYMEX Class A members’ existing rights and replace them with certain new post-closing trading rights and privileges, (iv) effectiveness of a Form S-4 registration statement to be filed by CME Group, (v) receipt of certain regulatory approvals and (vi) receipt of an opinion that the merger will be treated as a tax-free reorganization. Such conditions may have the effect of delaying completion of the merger, imposing additional costs on the merger or preventing the completion of the merger or causing the abandonment of the merger, any of which may have a material adverse effect on the Company.

Proposals of legislation or regulatory changes restricting participation on the Exchange could materially impact the Company’s operations.

A number of legislative proposals have been circulating in Congress this year that are ostensibly intended to reduce the alleged impact of non-commercial or speculator trading on oil prices by restricting participation in energy futures trading in U.S. markets. Such proposals include, but are not limited to, imposing inflexible limits on open positions across all listed contract months, reducing the scope of “hedge” exemptions from current position limits that are available for bona fide hedging activity and artificially increasing margins imposed on participants with open positions in Exchange contracts. Many economists believe that the surges in crude oil prices over the last year or so primarily reflect market supply-demand fundamentals. Nonetheless, in the event that new restrictions on U.S. energy futures markets become law, the Exchange’s trading volumes could be significantly reduced by making Exchange markets less attractive and/or by making competitive non-U.S. markets more attractive to market participants. Consequently, the Company’s revenues and profits could be materially and adversely affected.

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

For the first half of 2008, the Company used approximately $11.2 million to acquire additional shares of IMAREX ASA and $1.5 million as an additional capital contribution to its investment in the DME. In 2007, the Company used approximately $163.5 million of the net proceeds to fund its long-term investments, the most significant of which were the Company’s investments in the Montréal Exchange, IMAREX ASA and Optionable, Inc. The Company intends to use the remaining funds for general corporate purposes, capital expenditures and working capital. The Company may also use a portion of the funds to acquire or invest in businesses, technologies, products or services. The funds are currently invested in accordance with the Company’s investment policies, predominantly in U.S. government securities, until such time that they are needed.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting held on May 20, 2008, the stockholders elected seven Class I directors, whose term expire in 2010, and two Class II directors, whose terms expire in 2009. Voting at the meeting was as follows:

Directors	Class Type	Votes For	Withheld Authority	% Votes For
James Newsome	I	55,971,854	5,901,837	59.55
Dennis Suskind	I	56,769,088	5,104,608	60.40
William Ford	I	56,689,321	5,184,375	60.32
William Maxwell	I	56,817,825	5,055,871	60.45
John McNamara	I	56,791,211	5,082,485	60.42
Stephen Ardizzone	I	53,898,093	7,975,603	57.35
A. George Gero	I	54,275,423	7,598,273	57.75
Thomas Gordon	II	55,902,551	5,971,145	59.48
Howard Gabler	II	56,733,333	5,140,363	60.36

KPMG was ratified as the Company’s independent registered public accounting firm for the year ended December 31, 2008.

58,724,760	2,028,724	1,120,212
FOR	AGAINST	ABSTAIN

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

2.1	Amendment No. 2, dated as of July 18, 2008, to Agreement and Plan of Merger, dated as of March 17, 2008 and amended as of June 30, 2008, by and among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated July 23, 2008).

3.1	Certificate of Retirement of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock, Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock of NYMEX Holdings, Inc. effective as of July 29, 2008 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 1, 2008).

10.1	Amendment No. 1, dated as of July 18, 2008, to the Services Agreement, dated as of April 6, 2006 between Chicago Mercantile Exchange, Inc. and New York Mercantile Exchange, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 25, 2008).

31.1	Certification of the Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMEX HOLDINGS, INC.

By:	/s/ JAMES E. NEWSOME
Name:	James E. Newsome
Title:	President & CEO
(Principal Executive Officer)

Date: August 11, 2008

By:	/s/ KENNETH D. SHIFRIN
Name:	Kenneth D. Shifrin
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008